Form 10-K
period 2013-09-30
Fifth Street Senior Floating Rate Corp.
filed 2013-11-25
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35999
Fifth Street Senior Floating Rate Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	61-1713295 (I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor White Plains, NY (Address of principal executive office)	10606 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(914) 286-6800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 29, 2013 was not applicable because trading in the registrant's common stock on the NASDAQ Global Select Market did not commence until July 12, 2013. The registrant had 6,666,768 shares of common stock outstanding as of November 25, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I
Item 1.     Business
General
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company or BDC, under the Investment Company Act of 1940, or the 1940 Act. Also, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments while seeking to preserve our capital. We intend to achieve our investment objective by investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies and senior and subordinated loans issued by public companies. Under normal market conditions, at least 80% of the value of our net assets plus borrowings for investment purposes will be invested in floating rate senior loans. This policy may be changed by our Board of Directors with at least 60 days’ prior written notice provided to stockholders to the extent such a change would not affect our ability to maintain our election as a BDC.
Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily the London-Interbank Offered Rate, or LIBOR, plus a premium. The senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered a higher risk than debt instruments that are rated investment grade. We target senior loans that generally bear annual interest at a rate of LIBOR plus a 5.0% premium (with a LIBOR floor), and for our investments that are not considered senior loans, we target an annual interest rate of LIBOR plus a 9.0% premium (with a LIBOR floor). We may make investments with interest rates that differ from our target rates and will periodically reassess our target rates in light of prevailing market conditions.
Our investments are generally in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $100 million of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range in size from $3 million to $20 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus, but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. See “Regulation as a Business Development Company.”
Since the commencement of our operations, June 29, 2013, through September 30, 2013, we have originated $50.9 million of funded debt investments. As of September 30, 2013, our portfolio totaled $48.7 million at fair value and was comprised of 8 investments, all of which were in operating companies. The 8 debt investments in our portfolio as of September 30, 2013 had a weighted average debt to EBITDA multiple of 4.32x calculated at the time of origination of the investment. The weighted average annual yield of our debt investments as of September 30, 2013 was approximately 6.81%, of which 6.77% represented cash payments and 0.04% represented other non-cash items.
As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. We are currently targeting a debt to equity ratio of 0.85x (i.e., we aim to have one dollar of equity for each $0.85 of debt outstanding). See “—Business Development Company Regulations.”

We intend to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code, commencing with our first taxable year ended September 30, 2013. See “ — Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.
Our principal executive office is located at 10 Bank Street, 12th Floor, White Plains, New York 10606 and our telephone number is (914) 286-6800.
The Investment Adviser
Our investment adviser, Fifth Street Management LLC (the "investment adviser"), is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.” Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act, under which it receives a management fee as a percentage of our gross assets and incentive fees as a percentage of our ordinary income and capital gains from us. Additionally, our investment adviser, is affiliated with Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $3.6 billion in small and mid-sized companies, including the investments made by us, since 1998. Mr. Tannenbaum and his respective private investment firms have originated over 160 investments.
Our investment adviser also currently serves as the investment adviser to Fifth Street Finance Corp. ("FSC"), another BDC. In focusing on senior loans that bear interest on the basis of a floating base lending rate, our primary investment focus differs from that of FSC, which focuses more generally on debt and equity investments in small and mid-sized companies. However, there may be overlap in terms of our targeted investments. See "—Material Conflicts of Interest."
We benefit from our investment adviser’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage a diversified portfolio of those investments. The principals of our investment adviser have broad investment backgrounds, with prior experience at investment funds, investment banks and other financial services companies and have developed a broad network of contacts within the private equity community. This network of contacts provides our principal source of investment opportunities.
The key principals and members of senior management of our investment adviser are Leonard M. Tannenbaum, our chief executive officer and our investment adviser’s managing partner, Bernard D. Berman, our president and a partner of our investment adviser, Ivelin M. Dimitrov, our chief investment officer and a partner of our investment adviser, Juan E. Alva, a partner of our investment adviser, Sunny K. Khorana, a partner of our investment adviser, Casey J. Zmijeski, a partner of our investment adviser, Alexander C. Frank, our chief financial officer and a partner of our investment adviser and Frederick D. Buffone, a managing director of our investment adviser.
 Business Strategy
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments while seeking to preserve our capital. We have adopted the following business strategy to achieve our investment objective:

•
Concentrate on floating rate senior loans. We concentrate on senior loans that bear interest based on a floating rate. We believe that senior loans, which are often supported by a pledge of collateral, provide us with adequate protection and attractive risk-adjusted returns. In addition, with interest rates at historically low levels, we believe that investing in floating rate loans will provide us with positive exposure to any future period of rising interest rates.

•
Capitalize on our investment adviser’s strong relationships with private equity sponsors. Our investment adviser has developed an extensive network of relationships with private equity sponsors that invest in middle market companies, which serves as a significant source of investment opportunities for us. We believe that the strength of these relationships is due to a common investment philosophy, a consistent market focus, a rigorous approach to diligence and a reputation for delivering on commitments. Although our interests may not always be aligned with our private equity sponsors given their position as the equity holder and our position as the debt holder in our portfolio companies, we believe that private equity sponsors will provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies.

•
Focus on established middle market companies. We believe that there are fewer finance companies focused on transactions involving middle market companies than larger companies, and that this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, as well as more significant covenant protection than typical of transactions involving larger companies. We generally invest in companies with established market positions, seasoned management teams, proven products and services and strong regional or national operations. We believe that these companies possess better risk-adjusted return profiles than newer companies that are in the early stages of building management teams and/or a revenue base.

•
Make direct originations. Over the last several years, the principals of our investment adviser have developed an origination strategy that we believe allows us to directly originate a significant portion of our investments. We believe that the benefits of direct originations include, among other things, our ability to control the structuring of investment protections and to generate origination and prepayment fees.

•
Benefit from the large pool of uninvested private equity capital likely to seek complementary debt financing. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors. We expect such activity to be funded by the substantial amounts of private equity capital that have been raised in recent years.

•
Selectively participate in a broad pipeline of capital market transactions. In addition to making direct originations, we also acquire senior loans through assignments or participations of interests in such loans. To do so, we utilize our investment adviser’s extensive network of sponsor and bank relationships to review a wide variety of transactions. This robust pipeline allows us to efficiently deploy capital and make investments in selected companies that align with our investment objective.

•
Employ disciplined underwriting policies and rigorous portfolio management. Our investment adviser has developed an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments, and seek to invest alongside private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser analyzes monthly and quarterly financial statements versus previous periods and years, reviews financial projections, compliance certificates and covenants and meets with management.

•
Structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns. We structure our aggregate investments on a basis that we believe presents reasonable risk with high cash yields and cash structuring fees. Our investments generally have strong protections, including default penalties, prepayment fees, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe that these protections, coupled with the other features of our investments described above, allow us to reduce our risk of capital loss and achieve attractive risk adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

•
Leverage the skills and experience of our investment adviser. The principals of our investment adviser have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and they also have experience managing distressed companies. We believe that our investment adviser’s expertise in valuing, structuring, negotiating and closing transactions provides us with a competitive advantage by allowing us to provide financing solutions that meet the needs of our portfolio companies while adhering to our underwriting standards.

Investment Criteria
The principals of our investment adviser have identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies and they use these criteria and guidelines in evaluating investment opportunities for us. However, not all of these criteria and guidelines are met in connection with each of our investments.

•
Established companies with a history of positive operating cash flow. We invest in established companies with sound historical financial performance. We generally focus on companies with a history of profitability on an operating cash flow basis.

•
Strong market presence. We invest in portfolio companies that we believe have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. We also seek portfolio companies that we believe possess advantages in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors.

•
Private equity sponsorship. We generally seek to invest in companies in connection with private equity sponsors who have proven capabilities in building value. We believe that a private equity sponsor can serve as a committed partner and advisor that will actively work with the company and its management team to meet company goals and create value. We assess a private equity sponsor’s commitment to a portfolio company by, among other things, the capital contribution it has made or will make in the portfolio company.

•
Seasoned management team. We generally will require that our portfolio companies have a seasoned management team, with strong corporate governance. We also seek to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in accordance with our interests.

•	Defensible and sustainable business. We seek to invest in companies with proven products and/or services and strong regional or national operations.

•
Exit strategy. We generally seek to invest in companies that we believe possess attributes that will provide us with the ability to exit our investments. We expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Investments
We invest in portfolio companies primarily in the form of senior loans. These senior loans typically have current cash pay interest with some amortization of principal. Interest is generally paid on a floating rate basis, often with a floor, based on the LIBOR rate. We generally obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. We also may make unsecured debt or equity investments from time to time, including investments in structured products such as loan securitizations.
The senior loans that we target will typically have final maturities of four to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three to four years from the date of initial investment.
We generally tailor the terms of an investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments that afford our portfolio companies flexibility in managing their businesses, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.
Deal Origination
Our deal origination efforts are focused on building relationships with private equity sponsors that are focused on investing in the middle market companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. The investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that there are approximately 1,500 of such private equity firms and our investment adviser has active relationships with approximately 240 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.
We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors provides us with significant investment opportunities.
Our origination process is designed to efficiently evaluate a large number of opportunities and to identify the most attractive of such opportunities. A significant number of opportunities that clearly do not fit our investment criteria are screened by the partners of our investment adviser when they are initially identified. If an originator believes that an opportunity fits our investment criteria and merits consideration, the investment is presented to our investment adviser’s Investment Committee. This is the first stage of our origination process, the “Review” stage. During this stage, the originator gives a preliminary description of the opportunity. This is followed by preliminary due diligence, from which an investment overview is created. The opportunity may be discussed several times by the full Investment Committee of our investment adviser, or subsets of that Committee. At any point in this stage, we may reject the opportunity, and, indeed, our investment adviser has historically decided not to proceed with more than 80% of the investment opportunities reviewed by its Investment Committee.
For the subset of opportunities that we decide to pursue, we issue preliminary term sheets and classify them in the “Term Sheet Issued” stage. This term sheet serves as a basis for negotiating the critical terms of a transaction. At this stage we begin our underwriting and investment approval process, as more fully described below. After the term sheet for a potential transaction has been fully negotiated, the transaction is presented to our investment adviser’s Investment Committee for approval. If the deal is approved, the term sheet is signed. Our underwriting and investment approval process is ongoing during this stage, during which we begin documentation of the loan. The final stage, “Closings,” culminates with the funding of an investment only after all due diligence is satisfactorily completed and all closing conditions, including the sponsor’s funding of its investment in the portfolio company, have been satisfied.
Investment Underwriting
Underwriting Process and Approval
We make our investment decisions only after consideration of a number of factors regarding the potential investment including, but not limited to: (i) historical and projected financial performance; (ii) company and industry specific characteristics, such as strengths, weaknesses, opportunities and threats; (iii) composition and experience of the management team; and (iv) track record of the private equity sponsor leading the transaction. Our investment adviser uses a proprietary scoring system to evaluate each opportunity. This methodology is employed to screen a high volume of potential investment opportunities on a consistent basis.
If an investment is deemed appropriate to pursue, a more detailed and rigorous evaluation is made along a variety of investment parameters, not all of which may be relevant or considered in evaluating a potential investment opportunity. The following outlines the general parameters and areas of evaluation and due diligence we utilize for investment decisions, although not all factors will necessarily be considered or given equal weighting in the evaluation process.
Management Assessment
Our investment adviser makes an in-depth assessment of the management team, including evaluation along several key metrics:

•	The number of years in their current positions;

•	Track record;

•	Industry experience;

•	Management incentive, including the level of direct investment in the enterprise;

•	Background investigations; and

•	Completeness of the management team (lack of positions that need to be filled).
Industry Dynamics
An evaluation of the industry is undertaken by our investment adviser that considers several factors. If considered appropriate, industry experts will be consulted or retained. The following factors are analyzed by our investment adviser:

•	Sensitivity to economic cycles;

•	Competitive environment, including number of competitors, threat of new entrants or substitutes;

•	Fragmentation and relative market share of industry leaders;

•	Growth potential; and

•	Regulatory and legal environment.
Business Model and Financial Assessment
Prior to making an investment decision, our investment adviser will undertake a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of and reliance upon the due diligence performed by the private equity sponsor and third party experts including accountants and consultants. Areas of evaluation include:

•	Historical and projected financial performance;

•	Quality of earnings, including source and predictability of cash flows;

•	Customer and vendor interviews and assessments;

•	Potential exit scenarios, including probability of a liquidity event;

•	Internal controls and accounting systems; and

•	Assets, liabilities and contingent liabilities.
Private Equity Sponsor
Among the most critical due diligence investigations is the evaluation of the private equity sponsor making the investment. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The private equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.
Portfolio Management
Active Involvement in our Portfolio Companies
As a BDC, we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we provide managerial assistance to our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including but not limited to, the following:

•	review of monthly and quarterly financial statements and financial projections for portfolio companies;

•	periodic and regular contact with portfolio company management to discuss financial position requirements and accomplishments;

•	attendance at board meetings;

•	periodic formal update interviews with portfolio company management and, if appropriate, the private equity sponsor; and

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan.
Ranking Criteria
In addition to various risk management and monitoring tools, we use an investment ranking system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a four-level numeric ranking scale. The following is a description of the conditions associated with each investment ranking:

•	Investment Ranking 1 is used for investments that are performing above expectations and/or capital gains are expected.

•
Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain materially consistent with the potential risks at the time of the original or restructured investment. All new investments are initially ranked 2.

•
Investment Ranking 3 is used for investments that are performing below our expectations and for which risk has materially increased since the original or restructured investment. The portfolio company may be out of compliance with debt covenants and may require closer monitoring. To the extent that the underlying agreement has a PIK interest provision, investments with a ranking of 3 are generally those on which we are not accruing PIK interest.

•
Investment Ranking 4 is used for investments that are performing substantially below our expectations and for which risk has increased substantially since the original or restructured investment. Investments with a ranking of 4 are those for which some loss of principal is expected and are generally those on which we are not accruing cash interest.

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will undertake more aggressive monitoring of the affected portfolio company. While our investment ranking system will identify the relative risk for each investment, the ranking alone does not dictate the scope and/or frequency of any monitoring that we perform. The frequency of our monitoring of an investment are determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2013:

Investment Ranking	Fair Value	% of Portfolio
1	—	—
2	$48,653,617	100.00%
3	—	—
4	—	—
Total	$48,653,617	100.00%

Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid senior loans issued by private middle market companies. All of our investments are recorded at fair value as determined in good faith by our Board of Directors.
Authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
In accordance with authoritative accounting guidance, we perform detailed valuations of our investments on an individual basis, using bond yield, income and market approaches as appropriate. In general, we will utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including an asset liquidation model, expected recovery model or other alternative approaches.
Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of earnings EBITDA, cash flows, net income, revenues, or in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
Under the income approach, we generally prepare and analyze discounted cash flow models based on projections of the future free cash flows of the business.
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by our finance department;

•	Preliminary valuations are then reviewed and discussed with the principals of the investment adviser;

•	Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations on a selected basis and submit the reports to us;

•	Our finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	Our finance department prepares a valuation report for the Audit Committee of our Board of Directors;

•	The Audit Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•
The Audit Committee of our Board of Directors reviews the preliminary valuations, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of all of our investments at September 30, 2013 was determined by our Board of Directors. Our Board of Directors intends to authorize the engagement of independent valuation firms to provide us with valuation assistance, however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

Determination of fair values involves subjective judgments and estimates. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
Competition
We compete for investments with a number of BDCs and investment funds (including private equity funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.
We believe that some of our competitors make loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”
Employees
We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. See “Investment Advisory Agreement.” Our investment adviser employs over 30 investment professionals, including its principals. In addition, we reimburse our administrator, FSC, Inc., for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “Administration Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 10 Bank Street, 12th Floor, White Plains, NY 10606, as well as additional office space at 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831, 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306. We believe that our office facilities are adequate for our business as presently conducted, although we are actively evaluating alternative options.
Material Conflicts of Interest
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets of approximately $2.1 billion as of September 30, 2013, that invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. Specifically, FSC generally targets small and mid-sized companies with annual revenues between $25 million and $250 million and generally targets investment sizes ranging from $10 million to $100 million. In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans. We generally target investments ranging from between $3 million and $20 million, and generally target private leveraged middle market companies with approximately $20 million to $100 million of EBITDA. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. In addition, our executive officers and two of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole or in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest.
To the extent an investment opportunity is appropriate for us or FSC or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

The 1940 Act prohibits us from making certain negotiated co-investments with affiliates, including FSC, unless we receive an order from the SEC permitting us to do so. Fifth Street Management and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by Fifth Street Management or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained. Prior to receiving any such exemptive order from the SEC, Fifth Street Management will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, policies and strategies and other relevant factors. These offers will be subject to the exception that, in accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates.

Fifth Street Management’s policies are also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund, which may vary based on asset class and liquidity, among other factors, will be offered to us and such other eligible accounts, as determined by Fifth Street Management. The investment allocation policy further provides that allocations among us and other eligible accounts will generally be made in accordance with SEC interpretive positions or an exemptive order. Fifth Street Management seeks to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.
Investment Advisory Agreement
Our investment adviser, Fifth Street Management LLC, is registered as an investment adviser under the Advisers Act. Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines what securities we purchase, retain or sell;

•	identifies, evaluate and negotiates the structure of the investments we make; and

•	executes, monitors and services the investments we make.
Our investment adviser’s services under the investment advisory agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Management Fee
We pay our investment adviser a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our investment adviser and any incentive fees earned by our investment adviser is ultimately borne by our common stockholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1% of our gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash and cash equivalents (as defined in the notes to our financial statements). Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, if positive, which will not necessarily equal their notional value, will be included in our calculation of gross assets. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed quarters. For example, the average value of our gross assets used for calculating the third quarter base management fee will be equal to our gross assets at the end of the second quarter plus our gross assets at the end of the third quarter, divided by two. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.

Incentive Fee
The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies), (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received and may never receive in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 1.5% per quarter (6% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to the investment adviser in any quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5% (the “preferred return” or “hurdle”);

•
50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any quarter (10% annualized) is payable to the investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre- Incentive Fee Net Investment Income exceeds 2.5% in any quarter; and

•
20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any quarter (10% annualized) is payable to the investment adviser once the hurdle is reached and the catch-up is achieved.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)
Percentage of pre-incentive fee net investment income
allocated to Fifth Street Management
The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined at the end of our first fiscal year will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.
Example 1: Income Related Portion of Incentive Fee for Each Quarter
Scenario 1
Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 0.80%
Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.
Scenario 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.65%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 2.2%
Incentive fee = 50% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(3)
= 50% × (2.2% – 1.5%)
= 0.35%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.35%.
Scenario 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.25%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 2.8%
Incentive fee = 50% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(3)
Incentive fee = 50% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income – 2.5%))
Catch up = 2.5% – 1.5%
= 1.0%
Incentive fee = (50% × 1.0%) + (20% × (2.8% – 2.5%))
= 0.50% + (20% × 0.3%)
= 0.50% + 0.06%
= 0.56%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.56%.

(1)	Represents 6% annualized hurdle rate.

(2)	Represents 1% annualized base management fee.

(3)
The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all Pre- Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any quarter.

Example 2: Capital Gains Portion of Incentive Fee(*):
Scenario 1:
Assumptions
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
Year 3: FMV of Investment B determined to be $25 million
Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee would be:
Year 1: None
Year 2: Capital gains incentive fee of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)
Year 3: None — $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)
Year 4: Capital gains incentive fee of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee taken in Year 2)
Scenario 2
Assumptions
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4: FMV of Investment B determined to be $24 million
Year 5: Investment B sold for $20 million
The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)
Year 3: $1.4 million capital gains incentive fee(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2
Year 4: None
Year 5: None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)

* The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)
As illustrated in Year 3 of Scenario 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on our fiscal year end of such year.

(2)
As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment adviser ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement. Our investment management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	offering expenses;

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent, trustee and custodial fees;

•	interest payments and other costs related to our borrowings;

•	fees and expenses associated with marketing efforts (including attendance at industry and investor conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our investment adviser or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement and the compensation of our chief financial officer and chief compliance officer, and their staffs.

Duration and Termination
The investment advisory agreement was approved by our Board of Directors on June 27, 2013. Unless earlier terminated as described below, the investment advisory agreement will remain in effect for an initial two year term, and from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, our investment adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser’s services under the investment advisory agreement or otherwise as our investment adviser.
Organization of our Investment Adviser
Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831.

Board Approval of the Investment Advisory Agreement
At a meeting of our Board of Directors held on June 27, 2013, our Board of Directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Fifth Street Management LLC;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•
any existing and potential sources of indirect income to Fifth Street Management LLC from its relationship with us and the profitability of that relationship, including through the investment advisory agreement;

•	information about the services to be performed and the personnel performing such services under the investment advisory agreement;

•	the organizational capability and financial condition of Fifth Street Management LLC and its affiliates; and

•	various other matters.
Based on the information reviewed and the discussions detailed above, the Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and approved the investment advisory agreement as being in the best interests of our stockholders.
Administration Agreement
We have entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the administration agreement, FSC, Inc. also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC, Inc. assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC, Inc. Our allocable portion of FSC, Inc.'s costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC, Inc. provides administrative services. FSC, Inc. may also provide on our behalf managerial assistance to our portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, FSC, Inc. and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the administration agreement or otherwise as administrator for us.
License Agreement
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.
Exchange Act Reports
We maintain a website at http://www.fsfr.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
Business Development Company Regulations
We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our outstanding voting securities.
As a business development company, we will not generally be permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates. Fifth Street Management has submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by Fifth Street Management or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a) is organized under the laws of, and has its principal place of business in, the United States;
(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c) satisfies any of the following:
(i) does not have any class of securities that is traded on a national securities exchange;
(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2) Securities of any eligible portfolio company that we control.
(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is substantially similar to a secured loan) involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth” and “ — Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.”
Common Stock
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, be able to sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”
Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may also read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and are available at our corporate governance webpage at http://www.fsfr.fifthstreetfinance.com.
Compliance Policies and Procedures
We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our investment adviser. The proxy voting policies and procedures of our investment adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our non-interested directors, and, accordingly, are subject to change.
Introduction
As an investment adviser registered under the Investment Advisers Act of 1940, our investment adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies for the investment advisory clients of our investment adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy policies
Our investment adviser will vote proxies relating to our securities in the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. Although our investment adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of our investment adviser will be made by the officers who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, our investment adviser will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy voting records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 10 Bank Street, 12th Floor, White Plains, NY 10606.
Other
We will be subject to periodic examination by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we will be subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 of the Exchange Act, our management are required to prepare a report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.

The NASDAQ Global Select Market Corporate Governance Regulations
The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations applicable to BDCs.
Taxation as a Regulated Investment Company
As a business development company, we intend to elect to be treated, and qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we will generally not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify as a business development company under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

Qualified earnings may exclude such income as management fees received in connection with potential outside managed funds and certain other fees.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with

PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the distribution requirements. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline.
Risks Relating to Economic Conditions
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay loans.
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
In addition, to the extent that recessionary conditions return, the financial results of middle market companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments, if any. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Further downgrades of the U.S. credit rating and impending automatic spending cuts could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Relating to Our Business and Structure
We have a limited operating history.
We were formed in May 2013. As a result of our limited operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of an investment in us could decline substantially.
Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. A substantial portion of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings will likely have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our investment adviser to receive incentive fees.
Given the structure of our investment advisory agreement with our investment adviser, any general increase in interest rates will likely have the effect of making it easier for our investment adviser to meet the quarterly hurdle rate for payment of income incentive fees under the investment advisory agreement. In addition, in view of the catch-up provision applicable to income incentive fees under the investment advisory agreement, our investment adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our investment adviser's income incentive fee resulting from such a general increase in interest rates.
A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors that may purchase our common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant.
Our ability to achieve our investment objective depends on our investment adviser’s ability to support our investment process; if our investment adviser were to lose any of its principals, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the principals of our investment adviser. The principals of our investment adviser evaluate, negotiate, structure, execute, monitor and service our investments. Our future success depends to a significant extent on the continued service and coordination of the principals of our investment adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
Our ability to achieve our investment objective depends on our investment adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our investment adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depends on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our investment adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our investment adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, and the inability of the principals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that the principals of our investment adviser maintain and develop their relationships with private equity sponsors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could reduce returns and result in losses.
We compete for investments with other BDCs and investment funds (including private equity funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and may have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we may be able to do. We may lose investment opportunities if we cannot match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors may have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
Our incentive fee may induce our investment adviser to make speculative investments.
The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The way in which the incentive fee payable to our investment adviser is determined, which is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock.
The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee is based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “claw back” right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
In addition, our investment adviser receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Given the subjective nature of the investment decisions that our investment adviser may make on our behalf, we may be unable to monitor these potential conflicts of interest between us and our investment adviser.
Our base management fee may induce our investment adviser to incur leverage.
Our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, and may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions that our investment adviser may make on our behalf, we may not be able to monitor this potential conflict of interest.
We may not replicate the historical performance of other investment companies with which our investment professionals have been affiliated.
The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities or high-quality debt investments that mature in one year or less. These constraints may hinder our investment adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. Our investment adviser’s track record and achievements are not necessarily indicative of the future results it will achieve. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated, such as FSC, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.
Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
On November 1, 2013, we entered into a $100 million revolving credit facility with Natixis, New York Branch, as administrative agent (the “Credit Facility”). Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. If we are unable to meet the financial obligations under the agreements governing any borrowings, our creditors will have a superior claim to our assets over our stockholders. If we incur additional leverage in excess of the amounts set forth in the 1940 Act, our net asset value will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing. We are currently targeting a debt to equity ratio of 0.85x (i.e., we aim to have one dollar of equity for each $0.85 of debt outstanding).

Substantially all of our assets are subject to security interests under our Credit Facility and if we default on our obligations under the Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.
Substantially all of our assets are pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders thereof may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not be permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore the risk of an investment in us may increase.
Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow would be impaired.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we will generally be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which will include all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
While we expect to be able to issue additional equity securities, we cannot assure you that equity financing will be available to us on favorable terms, or at all. Also, as a BDC, we generally will not be permitted to issue equity securities priced below NAV without prior stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities are deemed our affiliate for purposes of the 1940 Act and we generally are prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions will limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. Fifth Street Management has submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by Fifth Street Management or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained. See “Item 1. Business — Material Conflicts of Interest.”
There are significant potential conflicts of interest, including our investment adviser’s management of FSC and certain private investment funds, which could impact our investment returns.
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets of approximately $2.1 billion as of September 30, 2013, that invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. Specifically, FSC generally targets small and mid-sized companies with annual revenues between $25 million and $250 million and targets investment sizes generally ranging from $10 million to $100 million.  In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans.  We target investments generally ranging from between $3 million and $20 million, and target private leveraged middle market companies with approximately $20 million to $100 million of EBITDA.  Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. FSC operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSC. In addition, our executive officers and two of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest.
To the extent an investment opportunity is appropriate for us or FSC or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity.  Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.
As discussed above, the 1940 Act prohibits us from making certain negotiated co-investments with affiliates, including FSC, unless we receive an order from the SEC permitting us to do so. Fifth Street Management and certain of its affiliates have submitted an exemptive application to the SEC for such an order but there can be no assurance that any such exemptive order will be obtained.
The incentive fee we pay to our investment adviser relating to capital gains may be effectively greater than 20%.
As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee that we pay to our investment adviser, the cumulative aggregate capital gains fee that will be received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, “— Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this anticipated payment calculation would affect an investment in shares of our common stock.
A failure on our part to maintain qualification as a BDC would significantly reduce our operating flexibility.
If we fail to continuously qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see the disclosure under the caption “— Business Development Company Regulations.”
Regulations that govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of the annual distribution requirement to qualify for tax-free treatment at the corporate level on income and gains distributed to stockholders, we may need to periodically access the capital markets to raise cash to fund new investments. Generally, we will not be able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, be able to sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such a sale. In any such case, the price at which our securities will be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount).
We also may make rights offerings to our stockholders at prices less than net asset value, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.
In addition, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we may borrow and the rates at which we may lend. As a BDC, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution.
We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we are unable to satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of any debt financing we may have, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.
We may experience fluctuations in our operating results.
We may experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we may acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause our shareholders to lose part or all of their investment.
We will be subject to corporate-level income tax on all of our income if we are unable to obtain and maintain qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.
In order to satisfy the requirements applicable to qualify as a RIC and be relieved of federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC status or to meet the annual distribution requirement for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure that we will continue to pay distributions to our stockholders.
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may include in income certain amounts that we will have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such original issue discount will be included in income before we receive any corresponding cash payments. In addition, as discussed elsewhere herein, our loans may contain payment-in-kind ("PIK") interest provisions. The PIK interest would be computed at the contractual rate specified in each loan agreement, added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to be relieved of federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the annual distribution requirement and thus become subject to corporate-level income tax.
To the extent original issue discount and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, instruments and contractual PIK interest. To the extent OID or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	Because we may be required to distribute amounts attributable to OID accruals, such OID accruals may create uncertainty about the source of our distributions to stockholders;

•	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral;

•
    PIK interest typically has the effect of increasing the outstanding principal amount of a loan, resulting in a borrower owing more at the end of the term of the loan than what it owed when the loan was originated; and

•	OID and PIK instruments may represent a higher credit risk than coupon loans.
We may in the future choose to pay distributions partly in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC annual distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.
We may be unable to invest a significant portion of the net proceeds from an offering of shares of our common stock, on acceptable terms within an attractive timeframe.
Delays in investing the net proceeds raised in an offering of shares of our common stock may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any additional investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of an offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of an offering in securities meeting our investment objective. During this period, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our business development company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on an investment in us may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective. In this regard, as of September 30, 2013, the investment portfolio at fair value represented approximately 48% of the proceeds from our July 2013 initial public offering.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our anticipated portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we may be permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans, any of which could harm us and our stockholders, potentially with retroactive effect.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find shares of our common stock less attractive because we will rely on this exemption. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile. We did not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of this offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not detect. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
We incur significant costs as a result of being a publicly traded company.
As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC and the listing standards of the NASDAQ Global Select Market. Upon ceasing to qualify as an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which will increase costs associated with our periodic reporting requirements.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal.
Investing in middle market companies involves a number of significant risks. Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•
generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and as a result may lose part or all of our investment.

Further, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
We may incur greater risk with respect to investments we acquire through assignments or participations of interests.
We may acquire senior loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the senior loan with respect to which we are buying a participation as we would conduct if we were investing directly in the senior loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such senior loans than we expected when initially purchasing the participation.
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
We invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. We therefore must rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.
Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies.
We invest primarily in senior secured loans, including unitranche and second lien debt instruments, as well as unsecured debt instruments, issued by our portfolio companies. If we invest in unitranche, second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we will invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we will invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
If we invest in the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
We are authorized to invest in the securities and obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished.
We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.
The lack of liquidity in our investments may adversely affect our business.
We invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.
The disposition of our investments may result in contingent liabilities.
Most of our investments will likely involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we structure most of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provide managerial assistance to such a portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.
Second priority liens on collateral securing loans that we may make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
To a certain extent, loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we may make to portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken with respect to the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We generally do not seek to control our portfolio companies.
We generally do not seek to control our portfolio companies, even though our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our anticipated investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Defaults by our portfolio companies would harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we may hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges.

As of September 30, 2013, our investments in portfolio companies that operate in the healthcare sector represent over 50% of our total portfolio. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.
We may not realize gains from our equity investments.
Although we primarily invest in senior loans, certain of our investments may include warrants or other equity securities. In addition, we may make direct equity investments in companies. Our intended goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we may receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from the equity interests we may hold, if any, and any gains that we do realize on the disposition of any such equity interests may not be sufficient to offset any other losses we may experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
We are subject to certain risks associated with foreign investments.
We may make investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.
We may expose ourselves to risks if we engage in hedging transactions.
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our credit facilities from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
The success of any hedging transactions, if any, will depend on our ability to correctly predict market movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. See also “— Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income."
Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.
Our portfolio may hold a limited number of portfolio companies. For example, we held only 8 investments as of September 30, 2013, and our two largest portfolio companies represented approximately 43% of our portfolio investments. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is currently less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

As of September 30, 2013, our investments in the healthcare services industry represented approximately 53% of the fair value of our portfolio and our investments in the application software industry represented approximately 17% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we will not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.
Risks Relating to Our Common Stock
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV.
Investing in our common stock may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
Our common stockholders will bear the expenses associated with our borrowings, and the holders of our debt securities will have certain rights senior to our common stockholders.
If in the future we issue debt securities, all of the costs of offering and servicing such debt, including interest thereon, will be borne by our common stockholders. The interests of the holders of any debt we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt to receive interest or principal repayment will be senior to those of our common stockholders. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender's security interest in our assets.
Our shares of common stock have a limited trading history and we cannot assure you that the market price of shares of our common stock will not decline.
Our shares of common stock have a limited trading history and we cannot assure you that a public trading market will be sustained for such shares. We cannot predict the prices at which our common stock will trade. We cannot assure you that the market price of shares of our common stock will not decline at any time. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the expected market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	inability to obtain any exemptive relief that may be required by us from the SEC, if any;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;

•	loss of our BDC or RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment adviser’s key personnel; and

•	general economic trends and other external factors.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
Certain provisions of our amended and restated certificate of incorporation and bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.
Our amended and restated certificate of incorporation and our bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 10 Bank Street, 12th Floor, White Plains, NY 10606 as well as additional office space at 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831, 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations. We believe that our office facilities are adequate for our business as presently conducted, although we are actively evaluating alternative options.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FSFR.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market since our common stock was listed on July 12, 2013 through September 30, 2013:

	High	Low
Period from July 12, 2013 through September 30, 2013	$14.50	$11.62
The last reported price for our common stock on November 21, 2013 was $13.59 per share. As of November 18, 2013, we had three stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
In May 2013, we issued 100 shares of common stock to our chief executive officer, Mr. Tannenbaum, for $1,500 in connection with the organization of the Company. The issuance of such shares of our common stock was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.
We did not engage in any sales of unregistered securities during the period from June 29, 2013 through September 30, 2013, nor did we issue any shares of common stock under our dividend reinvestment plan (“DRIP”). Any issuance would not be subject to the registration requirements of the Securities Act of 1933, as amended.
Distributions
Our dividends, if any, are determined by our Board of Directors.
In addition, we intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Taxation as a Regulated Investment Company.”
We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.
In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

The following table reflects the distributions per share that our Board of Directors has declared on our common stock since inception:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668
October 8, 2013	December 16, 2013	January 31, 2014	0.20
Stock Performance Graph
The following graph compares the cumulative total return provided shareholders on Fifth Street Senior Floating Rate Corp.’s common stock relative to the cumulative total returns of the NYSE Composite index and the NASDAQ Financial index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on July 12, 2013, the date our common stock was listed, and in each index at June 30, 2013, and its relative performance is tracked through September 30, 2013.
*Indexes calculated on a month end basis

	July 12, 2013	July 31, 2013	August 31, 2013	September 30, 2013
Fifth Street Senior Floating Rate Corp.	100.00	100.28	98.80	95.69
NYSE Composite	100.00	105.05	101.72	105.64
NASDAQ Financial	100.00	105.75	100.84	103.82

Item 6.     Selected Financial Data
The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of September 30, 2013 and for the period from June 29, 2013 through September 30, 2013 set forth below was derived from the audited financial statements and related notes for Fifth Street Senior Floating Rate Corp.

At and for the Period Ended September 30, 2013(2)
Statement of Operations data:
Total investment income	$1,144,460
Base management fee	61,379
All other expenses	241,723
Net investment income	841,358
Net increase in net assets resulting from operations	$841,358
Per share data:
Net asset value per common share at period end	$15.13
Market price at period end	13.54
Net investment income	0.16
Net increase in net assets resulting from operations	0.16
Balance Sheet data at period end:
Total investments at fair value	$48,653,617
Cash and cash equivalents	52,346,831
Other assets	449,596
Total assets	101,450,044
Total liabilities	607,166
Total net assets	100,842,878
Other data:
Weighted average yield on debt investments(1)	6.81%
Number of investments at period end	8

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

(2)	The period is from June 29, 2013, the commencement of our operations, through September 30, 2013.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in connection with our Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K. All references to "the period ended September 30, 2013" herein refer to the period from June 29, 2013, the commencement of our operations, through September 30, 2013.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and dividend projections;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy and the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, or RICs; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Except as otherwise specified, references to the “Company,” “we,” “us,” and “our,” refer to Fifth Street Senior Floating Rate Corp.
All amounts are in dollars, except share amounts, percentages and as otherwise indicated.
Overview
We were formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, commencing with our first taxable year ended September 30, 2013. Also, we are an “emerging growth company,” as defined in the JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
 On July 17, 2013, we completed an initial public offering of 6,666,668 shares of our common stock at the public offering price of $15.00 per share. The proceeds of our initial public offering totaled $100.0 million and all offering costs were borne by Fifth Street Management LLC, our investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “FSFR."
Market Conditions
The global economy has experienced economic uncertainty in recent years. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital. See "Risk Factors - Risks Relating to Economic Conditions."
Despite the economic uncertainty, our deal pipeline is robust, with high quality transactions backed by private equity sponsors in small to mid-sized companies. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which we believe are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.
We expect to grow the investment portfolio by strategically investing in small and mid-sized companies when and where appropriate, as evidenced by our recent investment activities. Although we believe that we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition and results of operations. In this regard, because our common stock has at times traded at a price below our then current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
Critical Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions affecting amounts reported in the Financial Statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including market quotations, asset liquidation model, expected recovery model or other alternative approaches.
Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income or revenues. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business.

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by our finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the investment adviser;

•	Separately, independent valuation firms are engaged by our Board of Directors to prepare preliminary valuations on a selected basis and submit the reports to us;

•	Our finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	Our finance department prepares a valuation report for the Audit Committee of our Board of Directors;

•	The Audit Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•
The Audit Committee of our Board of Directors reviews the preliminary valuations, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of all of our investments at September 30, 2013, was determined by our Board of Directors. Our Board of Directors intends to authorize the engagement of independent valuation firms to provide us with valuation assistance; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of September 30, 2013, approximately 48.2% of our total assets represented investments in portfolio companies valued at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees which are classified as fee income and recognized as they are earned.
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of September 30, 2013, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security.
For a discussion of risks we are subject to if we were to acquire loans that bear PIK interest, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments”. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments would increase the recorded cost basis of these investments in our financial statements and, as a result, would increase the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
To qualify as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of September 30, 2013.
Portfolio Composition
Our investments principally consist of senior secured loans in privately-held companies. Our loans are typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien and second lien loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management’s view of where the best risk adjusted returns are available.
As of September 30, 2013, 100.0% of our investment portfolio (at cost and fair value) was invested in senior secured debt investments that bore interest at floating rates.
The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

September 30, 2013
Cost:
Healthcare services	53.44%
Application software	16.86
Diversified capital markets	10.28
Oil & gas equipment & services	10.28
Packaged foods & meats	9.14
Total	100.00%

Fair value:	September 30, 2013
Healthcare services	53.44%
Application software	16.86
Diversified capital markets	10.28
Oil & gas equipment & services	10.28
Packaged foods & meats	9.14
Total	100.00%
Portfolio Asset Quality
We employ a ranking system to assess and monitor the credit risk of our investment portfolio. We rank all investments on a scale from 1 to 4. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. We have determined that there should be an individual ranking assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

•	Investment Ranking 1 is used for investments that are performing above expectations and/or capital gains are expected.

•
Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain materially consistent with the potential risks at the time of the original or restructured investment. All new investments are initially ranked 2.

•
Investment Ranking 3 is used for investments that are performing below our expectations and for which risk has materially increased since the original or restructured investment. The portfolio company may be out of compliance with debt covenants and may require closer monitoring. To the extent that the underlying agreement has a PIK interest provision, investments with a ranking of 3 are generally those on which we are not accruing PIK interest.

•
Investment Ranking 4 is used for investments that are performing substantially below our expectations and for which risk has increased substantially since the original or restructured investment. Investments with a ranking of 4 are those for which some loss of principal is expected and are generally those on which we are not accruing cash interest.

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2013:

	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—
2	$48,653,617	100.00%	4.32
3	—	—	—
4	—	—	—
Total	$48,653,617	100.00%	4.32
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of September 30, 2013, we had not modified the payment terms of any investments.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2013, there were no investments on which we had stopped accruing interest income. For the period ending September 30, 2013, there were no income non-accrual amounts.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio.
Period ended September 30, 2013
Total Investment Income
Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, exit fees, prepayment fees and waiver fees.
Total investment income for the period ended September 30, 2013 was $1.1 million and primarily consisted of $0.4 million of interest income from portfolio investments and $0.7 million of fee income.
Expenses

Expenses for the period ended September 30, 2013 were $0.3 million and primarily consisted of professional fees, the base management fee and general and administrative expenses. The base management fee was calculated at an annual rate of 1% of the average value of our gross assets (less cash and cash equivalents) for the period ended September 30, 2013.
Net Investment Income
As a result of the $1.1 million total investment income as compared to the $0.3 million in total expenses, net investment income for the period ended September 30, 2013 was $0.8 million.
Realized Gain (Loss) on Investments
In September 2013, we received $4.0 million in connection with the sale of our investment in BMC Software Finance, Inc. The debt investment was exited at par and no realized gain or loss was recorded on this transaction.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the period ended September 30, 2013, we recorded no net unrealized appreciation or depreciation on our investments.
Financial Condition, Liquidity and Capital Resources
Cash Flows
We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt and funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
For the period ended September 30, 2013, we experienced a net increase in cash and cash equivalents of $52.3 million. During that period, we used $47.7 million of cash in operating activities, primarily for the funding of $52.7 million of investments and net revolvers, partially offset by $4.0 million of proceeds from the sale of an investment and $0.8 million of net investment income. During the same period, cash provided by financing activities was $100.0 million, consisting of proceeds from our initial public offering.
As of September 30, 2013, we had $52.3 million of cash and cash equivalents, portfolio investments (at fair value) of $48.7 million, $0.4 million of interest and fees receivable and unfunded commitments of $5.8 million.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Distributions” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2013, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since Inception
The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock since inception:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668
October 8, 2013	December 16, 2013	January 31, 2014	0.20
On July 17, 2013, we completed an initial public offering of 6,666,668 shares of our common stock at the public offering price of $15.00 per share. The proceeds totaled $100.0 million and all offering costs were borne by Fifth Street Management LLC, our investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol "FSFR".
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2013, our only off-balance sheet arrangements consisted of $5.8 million of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Statement of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers & term loans) as of September 30, 2013 is shown in the table below:

September 30, 2013
Landslide Holdings, Inc.	$5,000,000
Bellisio Foods, Inc.	800,847
Total	$5,800,847
Regulated Investment Company Status and Dividends
We intend to elect to be treated as a RIC under Subchapter M of the Code, commencing with our first taxable year ended September 30, 2013. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we would also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2013). We anticipate timely distribution of our taxable income within the tax rules; however, we may incur a federal excise tax in future years.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the period ended September 30, 2013, we incurred fees of $0.1 million under the investment advisory agreement.
Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the period ended September 30, 2013, we incurred expenses of $0.1 million under the administration agreement.
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, its managing member.

Recent Developments
On October 8, 2013, our Board of Directors declared the following dividends:

•	$0.01 per share, which was paid on October 31, 2013 to stockholders of record on October 21, 2013; and

•	$0.20 per share, payable on January 31, 2014 to stockholders of record on December 16, 2013.
On November 1, 2013, FS Senior Funding LLC (the "Borrower"), our wholly-owned, special purpose financing subsidiary, which was formed subsequent to September 30, 2013, entered into a $100 million revolving credit facility (the "Credit Facility") with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
Borrowings under the Credit Facility are subject to certain customary advance rates and accrue interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there is a commitment fee payable on the undrawn amount under the Credit Facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Credit Facility ends 18 months after the closing date and the Credit Facility will mature on November 1, 2021.
The Borrower was formed for the limited purpose of entering into the Credit Facility and for activities incidental thereto. Pursuant to a loan sale and contribution agreement, FSFR may contribute cash or debt securities to the Borrower from time to time, subject to certain restrictions set forth in the Credit Facility, and will retain a residual interest in any assets contributed through its ownership of the Borrower or will receive fair market value for any debt securities sold to the Borrower. The Borrower may purchase additional debt securities from various sources. The Borrower has appointed FSFR to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement concerning customary servicing functions in exchange for senior and subordinated collateral management fees. The Borrower’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the Borrower, including its portfolio of debt securities. The obligations of the Borrower under the Credit Facility are recourse to FSFR only to the extent of its equity interest in the Borrower and to the extent of any customary indemnification obligations contained in the agreements relating to the Credit Facility.
The Borrower paid a structuring fee and incurred certain other customary costs and expenses in connection with the Credit Facility.
The agreements relating to the Credit Facility require the Borrower to, among other things; (i) make representations and warranties regarding the collateral, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, financial ratios, portfolio concentration restrictions, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The agreements relating to the Credit Facility also include usual and customary default provisions such as failing to make timely payments under the facility, Fifth Street Management LLC (or any approved replacement thereof) no longer serving as the investment adviser to FSFR, and the Borrower failing to materially perform under the Credit Facility, which, if not complied with, could accelerate repayment thereunder, thereby materially and adversely affecting the liquidity, financial condition and results of operations of the Borrower and FSFR.
FSFR intends to use the Credit Facility to fund a portion of its loan origination activities with respect to primarily senior secured loans and for general corporate purposes. Each loan origination under the Credit Facility is subject to the satisfaction of certain conditions. FSFR cannot be assured that the Borrower will be able to borrow funds under the Credit Facility at any particular time or at all.
Recently Issued Accounting Standards
See Note 2 to the Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of September 30, 2013, 100.0% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Statement of Assets and Liabilities as of September 30, 2013, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)
500	$1,868,600
400	1,382,100
300	895,600
200	409,000
100	—
 __________________

(1)	A decline in interest rates would not have a material impact on our Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal as of September 30, 2013:

Money market rate	$52,346,831
Prime rate	—
LIBOR:
30 day	9,449,153
90 day	29,229,464
180 day	9,975,000
Fixed rate	—
Total	$101,000,448

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth Street Senior Floating Rate Corp.:

In our opinion, the accompanying statement of assets and liabilities, including the schedule of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Fifth Street Senior Floating Rate Corp. (the “Company”) at September 30, 2013, the results of its operations, the changes in its net assets and its cash flows for the period from June 29, 2013 (commencement of operations) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. Our procedures included confirmation of securities at September 30, 2013 by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
November 25, 2013

Fifth Street Senior Floating Rate Corp.
Statement of Assets and Liabilities
September 30, 2013

ASSETS
Investments at fair value:
Non-control/Non-affiliate investments (cost September 30, 2013: $48,653,617)	$48,653,617
Total investments at fair value (cost September 30, 2013: $48,653,617)	48,653,617
Cash and cash equivalents	52,346,831
Interest and fees receivable	394,023
Due from portfolio company	8,333
Other assets	47,240
Total assets	$101,450,044
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$484,066
Base management fee payable	61,379
Due to FSC, Inc.	61,721
Total liabilities	607,166
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,666,768 shares issued and outstanding at September 30, 2013	66,668
Additional paid-in-capital	99,934,852
Accumulated undistributed net investment income	841,358
Total net assets (equivalent to $15.13 per common share at September 30, 2013) (Note 11)	100,842,878
Total liabilities and net assets	$101,450,044
See notes to Financial Statements.

Fifth Street Senior Floating Rate Corp.
Statement of Operations
Period from June 29, 2013 (commencement of operations) through September 30, 2013

Interest income:
Non-control/Non-affiliate investments	$434,338
Interest on cash and cash equivalents	1,674
Total interest income	436,012
Fee income:
Non-control/Non-affiliate investments	708,448
Total fee income	708,448
Total investment income	1,144,460
Expenses:
Base management fee	61,379
Professional fees	102,811
Board of Directors fees	33,521
Administrator expense	61,721
General and administrative expenses	43,670
Total expenses	303,102
Net investment income	841,358
Net increase in net assets resulting from operations	$841,358
Net investment income per common share — basic and diluted	$0.16
Earnings per common share — basic and diluted	$0.16
Weighted average common shares outstanding — basic and diluted	5,319,250
See notes to Financial Statements.

Fifth Street Senior Floating Rate Corp.
Statement of Changes in Net Assets
Period from June 29, 2013 (commencement of operations) through September 30, 2013

Operations:
Net investment income	$841,358
Net increase in net assets resulting from operations	841,358
Capital share transactions:
Issuance of common stock	100,000,020
Net increase in net assets from capital share transactions	100,000,020
Total increase in net assets	100,841,378
Net assets at beginning of period	1,500
Net assets at end of period	$100,842,878
Net asset value per common share	$15.13
Common shares outstanding at end of period	6,666,768
See notes to Financial Statements.

Fifth Street Senior Floating Rate Corp.
Statement of Cash Flows
Period from June 29, 2013 (commencement of operations) through September 30, 2013

Cash flows from operating activities:
Net increase in net assets resulting from operations	$841,358
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Accretion of original issue discount on investments	(4,464)
Changes in operating assets and liabilities:
Increase in interest and fees receivable	(394,023)
Increase in due from portfolio company	(8,333)
Increase in other assets	(47,240)
Increase in accounts payable, accrued expenses and other liabilities	484,066
Increase in base management fee payable	61,379
Increase in due to FSC, Inc.	61,721
Purchases of investments and net revolver activity	(52,657,486)
Principal payments applied to investments (scheduled)	8,333
Proceeds from the sale of investments	4,000,000
Net cash used in operating activities	(47,654,689)
Cash flows from financing activities:
Proceeds from the issuance of common stock	100,000,020
Net cash provided by financing activities	100,000,020
Net increase in cash and cash equivalents	52,345,331
Cash and cash equivalents, beginning of period	1,500
Cash and cash equivalents, end of period	$52,346,831
See notes to Financial Statements.

Fifth Street Senior Floating Rate Corp.
Schedule of Investments
September 30, 2013

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020		$5,000,000	$4,879,464	$4,879,464
			4,879,464	4,879,464
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019		10,000,000	10,000,000	10,000,000
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020		1,000,000	1,000,000	1,000,000
			11,000,000	11,000,000
Bellisio Foods, Inc.	Packaged foods & meats
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 8/1/2019		4,449,153	4,449,153	4,449,153
			4,449,153	4,449,153
Landslide Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 8/9/2019		3,325,000	3,325,000	3,325,000
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018			—	—
			3,325,000	3,325,000
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019		10,000,000	10,000,000	10,000,000
			10,000,000	10,000,000
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Total Non-Control/Non-Affiliate Investments (48.2% of net assets)			$48,653,617	$48,653,617
Total Portfolio Investments (48.2% of net assets)			$48,653,617	$48,653,617

See notes to Financial Statements.

Fifth Street Senior Floating Rate Corp.
Schedule of Investments
September 30, 2013

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 to the Financial Statements for portfolio composition by geographic region.

(3)
Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

See notes to Financial Statements.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

All references herein to the "period ended September 30, 2013" refer to the period from June 29, 2013, the commencement of the Company's operations, through September 30, 2013.

Note 1. Organization
Fifth Street Senior Floating Rate Corp. (the “Company”), was formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company, that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The Company is managed by Fifth Street Management, LLC (the "Investment Adviser").
On July 17, 2013, the Company completed an initial public offering of 6,666,668 shares of its common stock at the public offering price of $15.00 per share. The proceeds of its initial public offering totaled $100.0 million and all offering costs were borne by Fifth Street Management LLC, the Company's investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. The Company's common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “FSFR."
Note 2. Significant Accounting Policies
Basis of Presentation:
The Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Financial Statements.
Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimates inherent in the preparation of the Company’s Financial Statements are the valuation of investments and revenue recognition.
The Financial Statements include portfolio investments at fair value of $48.7 million at September 30, 2013. The portfolio investments represent 48.2% of net assets at September 30, 2013, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; “Affiliate Investments” are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Fair Value Measurements:
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
Assets recorded at fair value in the Company’s Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Under ASC 820, the Company performs detailed valuations of its debt investments on an individual basis, using bond yield, income and market approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company’s investment in the portfolio company. In certain instances, the Company may use alternative methodologies, including an asset liquidation model, expected recovery model or other alternative approaches.
Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Company reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.
Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization), cash flows, net income, revenues, or in limited cases, book value. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.
The Company’s Board of Directors undertakes a multi-step valuation process in connection with determining the fair value of the Company’s investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Company’s finance department;
•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•	Separately, independent valuation firms may be engaged by the Board of Directors to prepare preliminary valuations on a selected basis and submit the reports to the Company;

•	The finance department compares and contrasts its preliminary valuations to any preliminary valuations of the independent valuation firms;

•	The finance department prepares a valuation report for the Audit Committee of the Board of Directors;

•	The Audit Committee of the Board of Directors is apprised of any preliminary valuations of the independent valuation firms;

•
The Audit Committee of the Board of Directors reviews preliminary valuations, if performed, and the finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company’s portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.
The fair value of all of the Company’s investments at September 30, 2013 was determined by the Board of Directors. In the future, the Company intends to engage independent valuation firms to provide assistance regarding the determination of the fair value

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
Investment Income:
Interest income, adjusted for accretion of original issue discount (“OID,”) is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible.

Distributions of earnings from portfolio companies are recorded as dividend income when the distribution is received.
The Company may invest in debt securities which contain payment-in-kind or “PIK” interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.
Fee income consists of the monthly servicing fees, advisory fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
Income Taxes:
When the Company elects to be a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company will also be subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules, but may incur a federal excise tax in future years.
ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. As such, the Company anticipates no impact from adopting this standard on the Company’s financial results. The Company is currently assessing the additional disclosure requirements. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.
Note 3. Portfolio Investments
At September 30, 2013, 48.2% of net assets or $48.7 million was invested in 8 portfolio investments and 51.9% of net assets or $52.3 million was invested in cash and cash equivalents. As of September 30, 2013, 100.0% of the Company’s portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2013, by caption on the Company’s Statement of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$48,653,617	$48,653,617
Total investments at fair value	$—	$—	$48,653,617	$48,653,617
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The following table provides a roll-forward in the changes in fair value from June 29, 2013 through September 30, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Total
Fair value at June 28, 2013	$—	$—
New investments & net revolver activity	52,657,486	52,657,486
Redemptions/repayments	(4,008,333)	(4,008,333)
Accretion of original issue discount	4,464	4,464
Net unrealized appreciation (depreciation)	—	—
Fair value as of September 30, 2013	$48,653,617	$48,653,617
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Statement of Operations for the period ended September 30, 2013	$—	$—
The Company generally utilizes a bond yield model to estimate the fair value of its debt investments when there is not a readily available market value (Level 3) which model is based on the present value of expected cash flows from the debt investments. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount), which are significant unobservable inputs into the model.
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2013:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average (a)
Senior secured debt	$48,653,617	Recent market transactions	Market yield	5.4%	10.5%	6.8%
Total	$48,653,617

(a)	Weighted averages are calculated based on fair value of investments.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $5.8 million of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2013. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of September 30, 2013 is shown in the table below:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013
Landslide Holdings, Inc.	$5,000,000
Bellisio Foods, Inc.	800,847
Total	$5,800,847
 The Company generally invests in portfolio companies located in North America. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2013
Cost:
Northeast U.S.	$20,879,464	42.91%
West U.S.	13,325,000	27.39
Midwest U.S.	9,449,153	19.42
Southwest U.S.	5,000,000	10.28
Total	$48,653,617	100.00%

Fair Value:
Northeast U.S.	$20,879,464	42.91%
West U.S.	13,325,000	27.39
Midwest U.S.	9,449,153	19.42
Southwest U.S.	5,000,000	10.28
Total	$48,653,617	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2013 were as follows:

	September 30, 2013
Cost:
Healthcare services	$26,000,000	53.44%
Application software	8,204,464	16.86
Diversified capital markets	5,000,000	10.28
Oil & gas equipment & services	5,000,000	10.28
Packaged foods & meats	4,449,153	9.14
Total	$48,653,617	100.00%

	September 30, 2013
Fair Value:
Healthcare services	$26,000,000	53.44
Application software	8,204,464	16.86
Diversified capital markets	5,000,000	10.28
Oil & gas equipment & services	5,000,000	10.28
Packaged foods & meats	4,449,153	9.14
Total	$48,653,617	100.00%
The Company’s investments are generally in middle market companies in a variety of industries. At September 30, 2013, the Company had no single investment that represented greater than 25% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the period ended September 30, 2013, no individual investment produced income that exceeded 25% of total investment income.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
 Note 5. Share Data
On July 17, 2013, the Company completed an initial public offering of 6,666,668 shares of its common stock at the public offering price of $15.00 per share. The proceeds totaled $100.0 million and all offering costs were borne by Fifth Street Management LLC, the Company's investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. The Company's common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “FSFR."
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the period ended September 30, 2013:

Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$841,358
Weighted average common shares outstanding — basic and diluted	5,319,250
Earnings per common share — basic and diluted	$0.16
Note 6. Interest and Dividend Income
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s policy, accrued interest is evaluated periodically for collectability. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
As of September 30, 2013, there were no investments on which we had stopped accruing cash interest or OID income. For the period ending September 30, 2013, there were no income non-accrual amounts.
Note 7. Taxable/Distributable Income and Dividend Distributions

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the period ended September 30, 2013:

Net increase in net assets resulting from operations	$841,358
Taxable/Distributable Income(1)	$841,358

(1)
The Company’s taxable income for 2013 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2013. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2013, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$841,358
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment net loss carryforwards may be more likely to expire unused.
Distributions to stockholders are recorded on the record date. The Company is required to distribute annually to its stockholders at least 90% of its net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. The Company maintains an “opt out” dividend reinvestment plan for its stockholders.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

The Company’s Board of Directors did not declare any distributions from inception to September 30, 2013.
For income tax purposes, the Company estimates that its distributions for the calendar year 2013 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2013.
As a RIC, the Company would also be subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company does not expect to incur a federal excise tax for calendar year 2013.
Note 8. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the period ended September 30, 2013, the Company recorded the following investment realization event:

•
In September 2013, the Company received $4.0 million in connection with the sale of its investment in BMC Software Finance, Inc. The debt investment was exited at par and no realized gain or loss was recorded on this transaction.

During the period ended September 30, 2013, the Company recorded no net unrealized appreciation/(depreciation) on its debt investments.
Note 9. Concentration of Credit Risks
The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 10. Related Party Transactions
The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components — a base management fee and an incentive fee.
Base management Fee
The base management fee is calculated at an annual rate of 1% of the Company’s gross assets, (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash and cash equivalents. The base management fee is calculated based on the average value of the Company's gross assets at the end of the two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the period ended September 30, 2013, the base management fee was $0.1 million. At September 30, 2013, the Company had a liability on its Statements of Assets and Liabilities in the amount of $0.1 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (6% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5% (the “preferred return” or “hurdle”);

•
50% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser).

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
GAAP requires the Company to accrue for the theoretical capital gains incentive fee that would be payable after giving effect to the net realized and unrealized capital appreciation. It should be noted that a fee so calculated and accrued would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the investment advisory agreement will be consistent with the formula reflected in the investment advisory agreement. As of September 30, 2013, the Company did not accrue for capital gains incentive fees as there were no accumulated realized or unrealized gains in the portfolio.
For the period ended September 30, 2013, there was no incentive fee payable to the investment adviser.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Company’s Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the investment advisory agreement or otherwise as the Company’s Investment Adviser.
Administration Agreement
The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC, Inc. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO FINANCIAL STATEMENTS

For the period ended September 30, 2013, the Company accrued administrative expenses of $0.1 million. At September 30, 2013, $0.1 million was included in Due to FSC, Inc. in the Statement of Assets and Liabilities.
Note 11. Financial Highlights

Period ended September 30, 2013
Net asset value at beginning of period	$15.00
Net investment income	0.16
Adjustment for common shares outstanding during period	(0.03)
Net asset value at end of period	$15.13
Per share market value at beginning of period	15.00
Per share market value at end of period	13.54
Total return(1)	(9.73)%
Common shares outstanding at beginning of period	100
Common shares outstanding at end of period	6,666,768
Net assets at beginning of period	$1,500
Net assets at end of period	$100,842,878
Average net assets(2)	$80,200,478
Ratio of net investment income to average net assets(3)	3.99%
Ratio of total expenses to average net assets(3)	1.44%
Ratio of portfolio turnover to average investments at fair value	16.44%
_______________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Financial Statements as of and for the period ended September 30, 2013, except as discussed below:
On November 1, 2013, FS Senior Funding LLC, the Company's wholly-owned, special purpose financing subsidiary, which was formed subsequent to September 30, 2013, entered into a $100 million revolving credit facility with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
Borrowings under the credit facility are subject to certain customary advance rates and accrue interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there is a commitment fee payable on the undrawn amount under the credit facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ends 18 months after the closing date and the credit facility will mature on November 1, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
 As of September 30, 2013 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management's Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment of internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(c) Report of the Independent Registered Public Accounting Firm
This annual report does not include an auditor’s report regarding our internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On November 21, 2013, our Board of Directors promoted Alexander C. Frank to the position of Chief Operating Officer and Steven M. Noreika to the position of Chief Financial Officer. These changes will take effect on November 27, 2013. While Mr. Frank resigned from the position of Chief Financial Officer, he will remain in all other positions held within Fifth Street Management LLC’s platform.
Mr. Noreika, 38, had been serving as our Executive Director and Controller since June 2013. He is also Executive Director and Controller of Fifth Street Finance Corp., as well as Chief Financial Officer and a partner of Fifth Street Management LLC, the Company’s investment adviser. He also served as interim Chief Financial Officer of Fifth Street Finance Corp. from September 1, 2011 to September 19, 2011. Mr. Noreika joined Fifth Street in September 2008. Prior to joining Fifth Street, from 2002 to 2008, Mr. Noreika was a manager of internal financial reporting at Time Warner, Inc. where he worked on various aspects of financial reporting, financial systems design and implementation. Prior to that, he worked in a supervisory role for Marcum & Kliegman, LLP, where he was responsible for audit and tax engagements for clients in various industries, predominantly financial services, real estate, new media and entertainment. Mr. Noreika is a Certified Public Accountant and holds a B.B.A. in Accounting from Pace University. He is also a holder of the Chartered Financial Analyst designation.
None of our executive officers receive direct compensation from us. The compensation paid to our Chief Operating Officer and Chief Financial Officer are set by our administrator, FSC, Inc., and are subject to reimbursement by us with respect to the allocable portion of such compensation for services rendered to us.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1. Financial Statements

2. Financial Statement Schedule
There are no investments in and advances to affiliates for the period from June 29, 2013 through September 30, 2013, and as such, there is no Schedule 12-14.

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit a filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit b filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit e filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.2
Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit g filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit j filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.4
Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit k.1 filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

10.5
License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit k.2 filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

10.6
Credit Agreement by and among the lenders referred to therein, FS Senior Funding LLC, Natixis, New York Branch, and U.S. Bank National Association, dated as of November 1, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on November 7, 2013).

10.7
Loan Sale and Contribution Agreement by and between FS Senior Funding LLC and Registrant, dated as of November 1, 2013 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on November 7, 2013).

10.8
Collateral Management Agreement by and between FS Senior Funding LLC and Registrant, dated as of November 1, 2013 (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on November 7, 2013).

14.1
Joint Code of Ethics of Registrant and Fifth Street Finance Corp. (Incorporated by reference to Exhibit(r)(1) filed with the Fifth Street Finance Corp.'s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).

14.2	Code of Ethics of Fifth Street Management LLC (Incorporated by reference to Exhibit r.2 filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
_____________
*    Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET SENIOR FLOATING RATE CORP.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

Date: November 25, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman and Chief Executive Officer (principal executive officer)	November 25, 2013

/s/ ALEXANDER C. FRANK Alexander C. Frank	Chief Financial Officer (principal financial officer and principal accounting officer)	November 25, 2013

/s/ BERNARD D. BERMAN Bernard D. Berman	President	November 25, 2013

/s/ BRIAN S. DUNN Brian S. Dunn	Director	November 25, 2013

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 25, 2013

/s/ JEFFREY R. KAY Jeffrey R. Kay	Director	November 25, 2013