Form 10-Q
period 2013-12-31
Fifth Street Senior Floating Rate Corp.
filed 2014-02-13
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35999
Fifth Street Senior Floating Rate Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	61-1713295
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor White Plains, NY	10606
(Address of principal executive office)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(914) 286-6800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 6,666,768 shares of common stock outstanding as of February 12, 2014.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Investments at fair value:
Non-control/Non-affiliate investments (cost December 31, 2013: $135,665,544; cost September 30, 2013: $48,653,617)	$135,371,106	$48,653,617
Total investments at fair value (cost December 31, 2013: $135,665,544; cost September 30, 2013: $48,653,617)	135,371,106	48,653,617
Cash and cash equivalents	2,503,268	52,346,831
Interest and fees receivable	1,109,513	394,023
Due from portfolio company	182,768	8,333
Deferred financing costs	1,798,089	—
Other assets	74,542	47,240
Total assets	$141,039,286	$101,450,044
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,039,988	$484,066
Base management fee payable	295,928	61,379
Due to FSC, Inc.	86,978	61,721
Interest payable	108,522	—
Dividend payable	1,333,354	—
Credit facility payable	37,500,000	—
Total liabilities	40,364,770	607,166
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,666,768 shares issued and outstanding at December 31, 2013 and September 30, 2013	66,668	66,668
Additional paid-in-capital	99,934,852	99,934,852
Net unrealized depreciation on investments	(294,439)	—
Net realized gain on investments	22,625	—
Accumulated undistributed net investment income	944,810	841,358
Total net assets (equivalent to $15.10 and $15.13 per common share at December 31, 2013 and September 30, 2013, respectively) (Note 12)	100,674,516	100,842,878
Total liabilities and net assets	$141,039,286	$101,450,044
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statement of Operations
For the three months ended December 31, 2013
(unaudited)

Interest income:
Non-control/Non-affiliate investments	$1,303,079
Interest on cash and cash equivalents	2,020
Total interest income	1,305,099
Fee income:
Non-control/Non-affiliate investments	1,001,244
Total fee income	1,001,244
Total investment income	2,306,343
Expenses:
Base management fee	234,549
Professional fees	121,532
Board of Directors fees	54,250
Interest expense	141,033
Administrator expense	107,259
General and administrative expenses	144,247
Total expenses	802,870
Net investment income	1,503,473
Unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(294,439)
Net unrealized depreciation on investments	(294,439)
Realized gain on investments:
Non-control/Non-affiliate investments	22,625
Net realized gain on investments	22,625
Net increase in net assets resulting from operations	$1,231,659
Net investment income per common share — basic and diluted	$0.23
Earnings per common share — basic and diluted	$0.18
Weighted average common shares outstanding — basic and diluted	6,666,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statement of Changes in Net Assets
For the three months ended December 31, 2013
(unaudited)

Operations:
Net investment income	$1,503,473
Net unrealized depreciation on investments	(294,439)
Net realized gain on investments	22,625
Net increase in net assets resulting from operations	1,231,659
Stockholder transactions:
Distributions to stockholders from ordinary income	(1,400,021)
Net decrease in net assets from stockholder transactions	(1,400,021)
Total decrease in net assets	(168,362)
Net assets at beginning of period	100,842,878
Net assets at end of period	$100,674,516
Net asset value per common share	$15.10
Common shares outstanding at end of period	6,666,768

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statement of Cash Flows
For the three months ended December 31, 2013
(unaudited)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,231,659
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	294,439
Net realized gains on investments	(22,625)
Accretion of original issue discount on investments	(4,464)
Amortization of deferred financing costs	38,257
Changes in operating assets and liabilities:
Increase in interest and fees receivable	(715,490)
Increase in due from portfolio company	(174,435)
Increase in other assets	(27,302)
Increase in accounts payable, accrued expenses and other liabilities	555,922
Increase in base management fee payable	234,549
Increase in due to FSC, Inc.	25,257
Increase in interest payable	108,522
Purchases of investments and net revolver activity, net of syndications	(92,166,667)
Principal payments applied to investments (scheduled payments)	459,204
Proceeds from the sale of investments	4,722,625
Net cash used in operating activities	(85,440,549)
Cash flows from financing activities:
Dividends paid in cash	(66,667)
Borrowings under credit facility	37,500,000
Deferred financing costs paid	(1,836,347)
Net cash provided by financing activities	35,596,986
Net decrease in cash and cash equivalents	(49,843,563)
Cash and cash equivalents, beginning of period	52,346,831
Cash and cash equivalents, end of period	$2,503,268
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020		$4,987,500	4,871,428	4,535,277
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018			—	—
			4,871,428	4,535,277
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020		2,962,500	2,962,500	2,964,299
			2,962,500	2,964,299
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019		4,937,500	4,937,500	4,972,054
			4,937,500	4,972,054
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019		9,975,000	9,975,000	9,983,136
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020		1,000,000	1,000,000	999,954
			10,975,000	10,983,090
Bellisio Foods, Inc.	Packaged foods & meats
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 8/1/2019		4,436,739	4,436,739	4,441,341
			4,436,739	4,441,341
Landslide Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 8/9/2019		3,316,667	3,316,667	3,317,076
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018			—	—
			3,316,667	3,317,076
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019		9,975,000	9,975,000	9,978,698
			9,975,000	9,978,698
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018		4,987,500	4,987,500	4,976,061
			4,987,500	4,976,061
American Auto Auction Group, LLC	Automotive retail
First Lien Term Loan, LIBOR+4.75% (1.25% floor) cash due 9/30/2016		9,812,500	9,812,500	9,812,500
			9,812,500	9,812,500
Quorum Business Solutions (USA), Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/8/2018		4,608,333	4,608,333	4,608,333
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 11/8/2018			—	—
			4,608,333	4,608,333
IG Investments Holdings, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+4.25% (1.25% floor) cash due 10/31/2019		4,987,406	4,987,406	4,987,406
			4,987,406	4,987,406
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020		10,000,000	10,000,000	10,000,000
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021		3,000,000	3,000,000	3,000,000
			13,000,000	13,000,000
The Active Network, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 11/13/2020		4,400,000	4,400,000	4,400,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021		2,400,000	2,400,000	2,400,000
			6,800,000	6,800,000

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019		$5,000,000	$5,000,000	$5,000,000
			5,000,000	5,000,000
Ascensus, Inc.	Human resources & employment services
First Lien Term Loan, LIBOR+4% (1% floor) cash due 12/2/2019		3,500,000	3,500,000	3,500,000
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 12/2/2020		1,000,000	1,000,000	1,000,000
			4,500,000	4,500,000
GlobalLogic Holdings, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/31/2019		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Travel Leaders Group, LLC	Hotels, resorts & cruise lines
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 12/5/2018		10,000,000	10,000,000	10,000,000
			10,000,000	10,000,000
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 7/17/2018		3,500,000	3,500,000	3,500,000
			3,500,000	3,500,000
Power Products, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/13/2019		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/12/2019		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Therakos, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.25% (1.25% floor) cash due 12/27/2017		1,994,971	1,994,971	1,994,971
			1,994,971	1,994,971
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/20/2018		5,000,000	5,000,000	5,000,000
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 6/19/2020		2,000,000	2,000,000	2,000,000
			7,000,000	7,000,000
Violin FinCo s.a.r.l. (7)	Human resources & employment services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 12/20/2019		3,000,000	3,000,000	3,000,000
			3,000,000	3,000,000
Total Non-Control/Non-Affiliate Investments (134.5% of net assets)			$135,665,544	$135,371,106
Total Portfolio Investments (134.5% of net assets)			$135,665,544	$135,371,106

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2013
(unaudited)

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

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(7)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
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

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2013

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 to the Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Note 1. Organization
Fifth Street Senior Floating Rate Corp. (the “Company”) was formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company, that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The Company is managed by Fifth Street Management, LLC (the "Investment Adviser").
On July 17, 2013, the Company completed an initial public offering of 6,666,668 shares of its common stock at the public offering price of $15.00 per share. The proceeds of its initial public offering totaled $100.0 million and all offering costs were borne by the Company's Investment Adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. The Company's common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “FSFR."
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements.
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
The Consolidated Financial Statements include portfolio investments at fair value of $135.4 million and $48.7 million at December 31, 2013 and September 30, 2013, respectively. The portfolio investments represent 134.5% and 48.2% of net assets at December 31, 2013 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
Assets recorded at fair value in the Company’s Consolidated Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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

Under ASC 820, the Company performs detailed valuations of its debt investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company’s investment in the portfolio company. In certain instances, the Company may use alternative methodologies, including an asset liquidation model, expected recovery model or other alternative approaches.
Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Company reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.
Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization), cash flows, net income, revenues, or in limited cases, book value. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.
The Company’s Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Company’s finance department;
•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•	Separately, independent valuation firms are engaged by the Board of Directors to prepare preliminary valuations on a selected basis and submit the reports to the Company;

•	The finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	The finance department prepares a valuation report for the Audit Committee of the Board of Directors;

•	The Audit Committee of the Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser, and the finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company’s portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.
The fair value of each of the Company’s investments at December 31, 2013 and September 30, 2013 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
Investment Income:
Interest income, adjusted for accretion of original issue discount (“OID”) is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $2.4 million that was held at U.S. Bank, National Association in connection with the Company’s Natixis facility (as defined in Note 6 — Line of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly and quarterly reporting schedules and Natixis, New York Branch verifies the Company’s compliance per the terms of the credit agreement with the Company.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of the Company's credit facility, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility. This amortization expense is included in interest expense in the Company’s Consolidated Statement of Operations.
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
ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

no impact from adopting this standard on the Company’s financial results. The Company is currently assessing the additional disclosure requirements. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.
Note 3. Portfolio Investments
At December 31, 2013, 134.5% of net assets or $135.4 million was invested in 23 portfolio investments and 2.5% of net assets or $2.5 million was invested in cash and cash equivalents. In comparison, at September 30, 2013, 48.2% of net assets or $48.7 million was invested in 8 portfolio investments and 51.9% of net assets or $52.3 million was invested in cash and cash equivalents. As of December 31, 2013 and September 30, 2013, 100.0% of the Company’s portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
The following table presents the financial instruments carried at fair value as of December 31, 2013, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$135,371,106	$135,371,106
Total investments at fair value	$—	$—	$135,371,106	$135,371,106
The following table presents the financial instruments carried at fair value as of September 30, 2013, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

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
The following table provides a roll-forward in the changes in fair value from September 30, 2013 through December 31, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Total
Fair value at September 30, 2013	$48,653,617	$48,653,617
New investments & net revolver activity	92,166,667	92,166,667
Redemptions/repayments	(5,181,828)	(5,181,828)
Net realized gain on investments	22,625	22,625
Accretion of original issue discount	4,464	4,464
Net unrealized appreciation (depreciation)	(294,439)	(294,439)
Fair value as of December 31, 2013	$135,371,106	$135,371,106
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2013 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended December 31, 2013	$(294,439)	$(294,439)
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
Significant Unobservable Inputs for Level 3 Investments

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2013:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (b)
Senior secured debt	$135,371,106	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(2.2)%	-	4.9%	0.6%
			Size premium	(a)	0.0%	-	1.5%	0.3%
			Industry premium / (discount)	(a)	(0.7)%	-	0.8%	0.3%
Total	$135,371,106
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Weighted averages are calculated based on fair value of investments.

Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount). Significant increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement, respectively.
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2013:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average (a)
Senior secured debt	$48,653,617	Recent market transactions	Market yield	5.4%	-	10.5%	6.8%
Total	$48,653,617
_____________________
(a) Weighted average is calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2013 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$37,500,000	$37,500,000	$—	$—	$37,500,000
Total	$37,500,000	$37,500,000	$—	$—	$37,500,000
The carrying values of credit facilities payable approximates their fair values and are included in Level 3 of the hierarchy.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $10.3 million and $5.8 million of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2013 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statement of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of December 31, 2013 and September 30, 2013 is shown in the table below:

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

	December 31, 2013	September 30, 2013
Landslide Holdings, Inc.	$5,000,000	$5,000,000
Triple Point Group Holdings, Inc.	5,000,000	—
Quorum Business Solutions (USA), Inc.	333,333	—
Bellisio Foods, Inc.	—	800,847
Total	$10,333,333	$5,800,847
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

	December 31, 2013		September 30, 2013
Cost:
Northeast U.S.	$30,303,899	22.34%	$20,879,464	42.91%
Southeast U.S.	46,299,906	34.13	—	—
Midwest U.S.	21,424,239	15.79	9,449,153	19.42
Southwest U.S.	14,545,833	10.72	5,000,000	10.28
West U.S.	20,091,667	14.81	13,325,000	27.39
Europe	3,000,000	2.21	—	—
Total	$135,665,544	100.00%	$48,653,617	100.00%

Fair Value:
Northeast U.S.	$29,977,637	22.14%	$20,879,464	42.91%
Southeast U.S.	46,299,906	34.20	—	—
Midwest U.S.	21,417,402	15.82	9,449,153	19.42
Southwest U.S.	14,580,387	10.78	5,000,000	10.28
West U.S.	20,095,774	14.84	13,325,000	27.39
Europe	3,000,000	2.22	—	—
Total	$135,371,106	100.00%	$48,653,617	100.00%

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2013		September 30, 2013
Cost:
Healthcare services	$25,907,471	19.10%	$26,000,000	53.44%
Internet software & services	18,800,000	13.86	—	—
IT consulting & other services	14,595,739	10.76	—	—
Healthcare technology	13,000,000	9.58	—	—
Hotels, resorts & cruise lines	10,000,000	7.37	—	—
Automotive retail	9,812,500	7.23	—	—
Application software	8,188,095	6.04	8,204,464	16.86
Human resources & employment services	7,500,000	5.53	—	—
Research & consulting services	5,000,000	3.69	—	—
Electrical components & equipment	5,000,000	3.69	—	—
Diversified capital markets	4,987,500	3.68	5,000,000	10.28
Oil & gas equipment & services	4,937,500	3.64	5,000,000	10.28
Packaged foods & meats	4,436,739	3.27	4,449,153	9.14
Diversified support services	3,500,000	2.56	—	—
Total	$135,665,544	100.00%	$48,653,617	100.00%

	December 31, 2013		September 30, 2013
Fair Value:
Healthcare services	$25,921,058	19.15%	$26,000,000	53.44%
Internet software & services	18,800,000	13.89	—	—
IT consulting & other services	14,595,739	10.78	—	—
Healthcare technology	13,000,000	9.60	—	—
Hotels, resorts & cruise lines	10,000,000	7.39	—	—
Automotive retail	9,812,500	7.25	—	—
Application software	7,852,353	5.80	8,204,464	16.86
Human resources & employment services	7,500,000	5.54	—	—
Research & consulting services	5,000,000	3.69	—	—
Electrical components & equipment	5,000,000	3.69	—	—
Diversified capital markets	4,976,061	3.68	5,000,000	10.28
Oil & gas equipment & services	4,972,054	3.67	5,000,000	10.28
Packaged foods & meats	4,441,341	3.28	—	—
Diversified support services	3,500,000	2.59	4,449,153	9.14
Total	$135,371,106	100.00%	$48,653,617	100.00%
The Company’s investments are generally in middle market companies in a variety of industries. At December 31, 2013 and September 30, 2013, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2013, no individual investment produced income that exceeded 10% of total investment income.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
 Note 5. Share Data
On July 17, 2013, the Company completed an initial public offering of 6,666,668 shares of its common stock at the public offering price of $15.00 per share. The proceeds totaled $100.0 million and all offering costs were borne by the Company's Investment

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. The Company's common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “FSFR."
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2013:

Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$1,231,659
Weighted average common shares outstanding — basic and diluted	6,666,768
Earnings per common share — basic and diluted	$0.18
The Company’s Board of Directors has declared the following distributions from inception to December 31, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Amount of Distribution
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,667
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354

Note 6. Line of Credit
On November 1, 2013, FS Senior Funding LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $100 million revolving credit facility (the "Natixis facility") with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
Borrowings under the Natixis facility are subject to certain customary advance rates and accrue interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there is a commitment fee payable on the undrawn amount under the credit facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ends 18 months after the closing date and the credit facility will mature on November 1, 2021.
As of December 31, 2013, the Company had $37.5 million of borrowings outstanding under the Natixis facility, which had a fair value of $37.5 million. The Company’s borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.18% for the three months ended December 31, 2013. For the three months ended December 31, 2013, the Company recorded interest expense of $0.1 million related to the Natixis facility.
Note 7. Interest and Dividend Income
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
As of December 31, 2013 and September 30, 2013, there were no investments on which the Company had stopped accruing cash interest or OID income. For the three months ended December 31, 2013, there were no income non-accrual amounts.
Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; and/or (5) income or loss recognition on exited investments.
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three months ended December 31, 2013:

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Net increase in net assets resulting from operations	$1,231,659
Net unrealized depreciation on investments	294,439
Book/tax difference due to capital gains not recognized	(22,625)
Other book/tax differences	37,451
Taxable/Distributable Income(1)	$1,540,924

(1)
The Company’s taxable income for 2014 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2014. Therefore, the final taxable income may be different than the estimate.

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
Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended December 31, 2013, the Company received cash payments of $4.7 million in connection with the full or partial sales of debt investments in the open market and recorded a net realized gain of $22,625.
During the three months ended December 31, 2013, the Company recorded $0.3 million of net unrealized depreciation on its debt investments.
Note 10. Concentration of Credit Risks
The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions
The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components — a base management fee and an incentive fee.
Base management Fee

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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
For the three months ended December 31, 2013, the base management fee was $0.2 million. At December 31, 2013, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.3 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser since inception.
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

For the three months ended December 31, 2013, there was no incentive fee payable to the Investment Adviser under part one of the incentive fee calculation.
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
GAAP requires the Company to accrue for the theoretical capital gains incentive fee that would be payable after giving effect to the net realized and unrealized capital appreciation. It should be noted that a fee so calculated and accrued would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the investment advisory agreement will be consistent with the formula reflected in the investment advisory agreement. The Company does not currently accrue for capital gains incentive fees as the Company's accumulated realized gains since inception are offset by accumulated unrealized losses in the portfolio.
Indemnification

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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
Administration Agreement
The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief operating officer, chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC, Inc. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three months ended December 31, 2013, the Company accrued administrative expenses of $0.1 million. At December 31, 2013, $0.1 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Note 12. Financial Highlights

Three months ended December 31, 2013
Net asset value at beginning of period	$15.13
Net investment income	0.23
Net realized and unrealized losses on investments	(0.05)
Dividends recorded	(0.21)
Net asset value at end of period	$15.10
Per share market value at beginning of period	13.54
Per share market value at end of period	13.24
Total return(1)	(2.14)%
Common shares outstanding at beginning of period	6,666,768
Common shares outstanding at end of period	6,666,768
Net assets at beginning of period	$100,842,878
Net assets at end of period	$100,674,516
Average net assets(2)	$101,189,863
Ratio of net investment income to average net assets(3)	5.89%
Ratio of total expenses to average net assets(3)	3.15%
Ratio of portfolio turnover to average investments at fair value	0.76%
Weighted average outstanding debt(4)	$5,135,870
Average debt per share	$0.77
_______________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
(4)	Calculated based upon the weighted average of loans payable for the period.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2013.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in connection with our Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

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
In addition, words such as “anticipate,” “believe,” “expect,” "seek," "plan," "should," estimate" “project,” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013 and elsewhere in this quarterly report on Form 10-Q for the quarter ended December 31, 2013. Other factors that could cause actual results to differ materially include:

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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

Market Conditions
The global economy has experienced economic uncertainty in recent years. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital. See "Risk Factors - Risks Relating to Economic Conditions" in our annual report on Form 10-K for the year ended September 30, 2013.
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

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser, and the finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of all of our investments at December 31, 2013 and September 30, 2013, was determined by our Board of Directors. Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
A portion of the portfolio valued by an independent third party is on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. The percentage of our portfolio, at fair value, valued by independent valuation firms as of December 31, 2013 was 34.1%.
As of December 31, 2013 and September 30, 2013, approximately 96.0% and 48.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of December 31, 2013, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates.

Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security.
For a discussion of risks we are subject to if we were to acquire loans that bear PIK interest, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments” in our Form 10-K for our fiscal year ended September 30, 2013. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments would increase the recorded cost basis of these investments in our financial statements and, as a result, would increase the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.
To qualify as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of December 31, 2013 and September 30, 2013.
Portfolio Composition
Our investments principally consist of senior secured loans in privately-held companies. Our loans are typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien and second lien loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management’s view of where the best risk-adjusted returns are available.
As of December 31, 2013 and September 30, 2013, 100.0% of our investment portfolio (at cost and fair value) was invested in senior secured debt investments that bore interest at floating rates.
The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2013	September 30, 2013
Cost:
Healthcare services	19.10%	53.44%
Internet software & services	13.86	—
IT consulting & other services	10.76	—
Healthcare technology	9.58	—
Hotels, resorts & cruise lines	7.37	—
Automotive retail	7.23	—
Application software	6.04	16.86
Human resources & employment services	5.53	—
Research & consulting services	3.69	—
Electrical components & equipment	3.69	—
Diversified capital markets	3.68	10.28
Oil & gas equipment & services	3.64	10.28
Packaged foods & meats	3.27	9.14
Diversified support services	2.56	—
Total	100.00%	100.00%

Fair value:	December 31, 2013	September 30, 2013
Healthcare services	19.15%	53.44%
Internet software & services	13.89	—
IT consulting & other services	10.78	—
Healthcare technology	9.60	—
Hotels, resorts & cruise lines	7.39	—
Automotive retail	7.25	—
Application software	5.80	16.86
Human resources & employment services	5.54	—
Research & consulting services	3.69	—
Electrical components & equipment	3.69	—
Diversified capital markets	3.68	10.28
Oil & gas equipment & services	3.67	10.28
Packaged foods & meats	3.28	—
Diversified support services	2.59	9.14
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2013 and September 30, 2013:

	December 31, 2013			September 30, 2013
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$135,371,106	100.00%	4.29	$48,653,617	100.00%	4.32
3	—	—	—	—	—	—
4	—	—	—	—	—	—
Total	$135,371,106	100.00%	4.29	$48,653,617	100.00%	4.32
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of December 31, 2013 and September 30, 2013, we had not modified the payment terms of any investments.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2013 and September 30, 2013, there were no investments on which we had stopped accruing interest income. For the three months ended December 31, 2013, there were no income non-accrual amounts.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio.
Three months ended December 31, 2013
Total Investment Income
Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, exit fees, prepayment fees and waiver fees.
Total investment income for the three months ended December 31, 2013 was $2.3 million and primarily consisted of $1.3 million of interest income from portfolio investments and $1.0 million of fee income. The weighted average yield on our debt investments at December 31, 2013 was 6.64%.
Expenses
Expenses for the three months ended December 31, 2013 were $0.8 million and primarily consisted of the base management fee, interest expense, professional fees and general and administrative expenses.
Net Investment Income
As a result of the $2.3 million total investment income as compared to the $0.8 million in total expenses, net investment income for the three months ended December 31, 2013 was $1.5 million.
Realized Gain on Investments
During the three months ended December 31, 2013, we received cash payments of $4.7 million in connection with the full or partial sales of debt investments in the open market and recorded a net realized gain of $22,625.
Net Unrealized Depreciation on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2013, we recorded $0.3 million of net unrealized depreciation on our debt investments.
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

For the three months ended December 31, 2013, we experienced a net decrease in cash and cash equivalents of $49.8 million. During that period, we used $85.4 million of cash in operating activities, primarily for the funding of $92.2 million of investments and net revolvers, partially offset by $5.2 million of amortization payments and proceeds from the sale of investments and $1.5 million of net investment income. During the same period, cash provided by financing activities was $35.6 million, primarily consisting of $37.5 million of borrowings under our credit facility, net of $1.8 million of deferred financing costs paid.
As of December 31, 2013, we had $2.5 million of cash and cash equivalents, portfolio investments (at fair value) of $135.4 million, $1.1 million of interest and fees receivable, dividend payable of $1.3 million, $37.5 million of borrowings under our credit facility and unfunded commitments of $10.3 million.
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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2013, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since Inception
The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock since inception:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,667
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354
January 3, 2014	March 31, 2014	April 15, 2014	0.23
February 11, 2014	June 30, 2014	July 15, 2014	0.27
On July 17, 2013, we completed an initial public offering of 6,666,668 shares of our common stock at the public offering price of $15.00 per share. The proceeds totaled $100.0 million and all offering costs were borne by Fifth Street Management LLC, our investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol "FSFR."

Borrowings
On November 1, 2013, FS Senior Funding LLC, our wholly-owned, special purpose financing subsidiary entered into a $100 million revolving credit facility (the "Natixis facility") with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
Borrowings under the Natixis facility are subject to certain customary advance rates and accrue interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there is a commitment fee payable on the undrawn amount under the credit facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ends 18 months after the closing date and the credit facility will mature on November 1, 2021.
As of December 31, 2013, we had $37.5 million of borrowings outstanding under the Natixis facility, which had a fair value of $37.5 million. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.18% for the three months ended December 31, 2013. For the three months ended December 31, 2013, we recorded interest expense of $0.1 million related to the Natixis facility.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2013 and September 30, 2013, our only off-balance sheet arrangements consisted of $10.3 million and $5.8 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers & term loans) as of December 31, 2013 and September 30, 2013 is shown in the table below:

	December 31, 2013	September 30, 2013
Landslide Holdings, Inc.	$5,000,000	$5,000,000
Triple Point Group Holdings, Inc.	5,000,000	—
Quorum Business Solutions (USA), Inc.	333,333	—
Bellisio Foods, Inc.	—	800,847
Total	$10,333,333	$5,800,847
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2013, we incurred fees of $0.2 million under the investment advisory agreement.
Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief operating officer, chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2013, we incurred expenses of $0.1 million under the administration agreement.
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

Recent Developments
On January 1, 2014, we entered into an administration agreement with a new administrator, FSC CT, Inc., under substantially similar terms as our prior administration agreement with FSC, Inc. Similar to FSC, Inc., FSC CT, Inc. is controlled by Mr. Tannenbaum.
On January 3, 2014, our Board of Directors declared a dividend of $0.23 per share, payable on April 15, 2014 to stockholders of record on March 31, 2014.
On January 8, 2014, we announced the following management promotions:
•Bernard D. Berman has been promoted to Chairman of the Board of Directors, and has stepped down as President. Mr. Berman remains in his current roles at Fifth Street Finance as President and Secretary, and a member of its Board of Directors. Mr. Berman has been affiliated with our investment adviser since 2004.
•Ivelin M. Dimitrov has been promoted to President in addition to his current responsibilities as Chief Investment Officer. Mr. Dimitrov remains in his current roles at Fifth Street Finance Corp. as Chief Investment Officer and a member of its Board of Directors. Mr. Dimitrov has been affiliated with our investment adviser since 2005.
Leonard M. Tannenbaum remains Chief Executive Officer and has transitioned from Chairman to Vice Chairman of the Board of Directors. Mr. Tannenbaum remains in his current roles at Fifth Street Finance Corp. as Chairman of the Board of Directors and Chief Executive Officer.
On February 11, 2014, our Board of Directors declared a quarterly dividend of $0.27 per share, payable on July 15, 2014 to stockholders of record on June 30, 2014.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including commercial paper, LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of December 31, 2013, 100.0% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2013, the following table shows the approximate annualized increase in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest Income	Interest Expense	Net Increase (Decrease)
500	$5,276,591	$(1,875,000)	$3,401,591
400	3,922,880	(1,500,000)	2,422,880
300	2,569,169	(1,125,000)	1,444,169
200	1,215,458	(750,000)	465,458
100	—	(375,000)	(375,000)
 __________________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal as of December 31, 2013 and September 30, 2013:

	December 31, 2013		September 30, 2013
	Interest Bearing Cash & Investments	Borrowings	Interest Bearing Cash & Investments	Borrowings
Money market rate	$2,503,268	$—	$52,346,831	$—
Prime rate	1,543	—	—	—
Commercial paper rate	—	37,500,000	—	—
LIBOR:
30 day	4,952,841	—	9,449,153	—
90 day	120,839,731	—	29,229,464	—
180 day	9,987,500	—	9,975,000	—
Fixed rate	—	—	—	—
Total	$138,284,883	$37,500,000	$101,000,448	$—

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
 As of December 31, 2013 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.    Other Information
None.

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Registrant and FSC CT, Inc. dated as of January 1, 2014.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET SENIOR FLOATING RATE CORP.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Vice Chairman and Chief Executive Officer

By:	/s/ Steven M. Noreika
Steven M. Noreika
Chief Financial Officer
Date: February 12, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Registrant and FSC CT, Inc. dated as of January 1, 2014.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.