Form 10-Q
period 2014-03-31
Fifth Street Senior Floating Rate Corp.
filed 2014-05-15
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The registrant had 6,666,768 shares of common stock outstanding as of May 14, 2014.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	March 31, 2014	September 30, 2013
ASSETS
Investments at fair value:
Non-control/Non-affiliate investments (cost March 31, 2014: $180,366,004; cost September 30, 2013: $48,653,617)	$179,752,625	$48,653,617
Total investments at fair value (cost March 31, 2014: $180,366,004; cost September 30, 2013: $48,653,617)	179,752,625	48,653,617
Cash and cash equivalents	3,683,986	52,346,831
Restricted cash	1,642,927	—
Interest and fees receivable	888,821	394,023
Due from portfolio company	651,300	8,333
Receivables from unsettled transactions	4,023,028	—
Deferred financing costs	1,740,703	—
Other assets	77,197	47,240
Total assets	$192,460,587	$101,450,044
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,091,096	$484,066
Base management fee payable	407,087	61,379
Incentive fee payable	280,597	—
Due to FSC CT, Inc.	280,372	61,721
Interest payable	494,717	—
Dividend payable	1,533,357	—
Payables from unsettled transactions	6,655,042	—
Credit facility payable	80,873,200	—
Total liabilities	91,615,468	607,166
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,666,768 shares issued and outstanding at March 31, 2014 and September 30, 2013	66,668	66,668
Additional paid-in-capital	99,934,852	99,934,852
Net unrealized depreciation on investments	(613,379)	—
Net realized gain on investments	254,813	—
Accumulated undistributed net investment income	1,202,165	841,358
Total net assets (equivalent to $15.13 per common share at March 31, 2014 and September 30, 2013) (Note 12)	100,845,119	100,842,878
Total liabilities and net assets	$192,460,587	$101,450,044
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2014	Six months ended March 31, 2014
Interest income:
Non-control/Non-affiliate investments	$2,567,868	$3,870,947
Interest on cash and cash equivalents	197	2,217
Total interest income	2,568,065	3,873,164
Fee income:
Non-control/Non-affiliate investments	837,855	1,839,099
Total fee income	837,855	1,839,099
Total investment income	3,405,920	5,712,263
Expenses:
Base management fee	407,087	641,636
Incentive fee	280,597	280,597
Professional fees	204,167	325,699
Board of Directors fees	43,250	97,500
Interest expense	434,960	575,993
Administrator expense	111,364	218,624
General and administrative expenses	133,781	278,029
Total expenses	1,615,206	2,418,078
Net investment income	1,790,714	3,294,185
Unrealized depreciation on investments:
Non-control/Non-affiliate investments	(318,940)	(613,379)
Net unrealized depreciation on investments	(318,940)	(613,379)
Realized gain on investments:
Non-control/Non-affiliate investments	232,188	254,813
Net realized gain on investments	232,188	254,813
Net increase in net assets resulting from operations	$1,703,962	$2,935,619
Net investment income per common share — basic and diluted	$0.27	$0.49
Earnings per common share — basic and diluted	$0.26	$0.44
Weighted average common shares outstanding — basic and diluted	6,666,768	6,666,768
Distributions per common share	$0.23	$0.44
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statement of Changes in Net Assets
For the six months ended March 31, 2014
(unaudited)

Operations:
Net investment income	$3,294,185
Net unrealized depreciation on investments	(613,379)
Net realized gain on investments	254,813
Net increase in net assets resulting from operations	2,935,619
Stockholder transactions:
Distributions to stockholders from ordinary income	(2,933,378)
Net decrease in net assets from stockholder transactions	(2,933,378)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	8,288
Repurchases of common stock under dividend reinvestment plan	(8,288)
Net increase (decrease) in net assets from capital share transactions	—
Total increase in net assets	2,241
Net assets at beginning of period	100,842,878
Net assets at end of period	$100,845,119
Net asset value per common share	$15.13
Common shares outstanding at end of period	6,666,768

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statement of Cash Flows
For the six months ended March 31, 2014
(unaudited)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,935,619
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	613,379
Net realized gains on investments	(254,813)
Accretion of original issue discount on investments	(13,006)
Amortization of deferred financing costs	95,643
Changes in operating assets and liabilities:
Increase in restricted cash	(1,642,927)
Increase in interest and fees receivable	(494,798)
Increase in due from portfolio company	(642,967)
Increase in receivables from unsettled transactions	(4,023,028)
Increase in other assets	(29,957)
Increase in accounts payable, accrued expenses and other liabilities	607,032
Increase in base management fee payable	345,708
Increase in incentive fee payable	280,597
Increase in due to FSC CT, Inc.	218,651
Increase in interest payable	494,717
Increase in payables from unsettled transactions	6,655,042
Purchases of investments and net revolver activity	(186,975,865)
Principal payments applied to investments (scheduled payments)	3,014,714
Principal payments applied to investments (payoffs)	5,524,270
Proceeds from the sale of investments	46,992,313
Net cash used in operating activities	(126,299,676)
Cash flows from financing activities:
Dividends paid in cash	(1,391,734)
Repurchases of common stock under dividend reinvestment plan	(8,288)
Borrowings under credit facility	80,873,200
Deferred financing costs paid	(1,836,347)
Net cash provided by financing activities	77,636,831
Net decrease in cash and cash equivalents	(48,662,845)
Cash and cash equivalents, beginning of period	52,346,831
Cash and cash equivalents, end of period	$3,683,986
Supplemental information:
Non-cash financing activities
Issuance of shares of common stock under dividend reinvestment plan	$8,288
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020 (8)(12)		$4,975,000	$4,863,392	$4,486,184
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			4,863,392	4,486,184
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020 (8)(11)(12)		1,670,678	1,670,678	1,667,874
			1,670,678	1,667,874
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(12)		4,875,000	4,875,000	4,838,431
			4,875,000	4,838,431
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(12)		9,950,000	9,950,000	9,796,318
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	1,000,000	981,535
			10,950,000	10,777,853
Landslide Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 2/25/2020 (8)(11)(12)		3,316,667	3,316,667	3,291,388
Second Lien Term Loan, LIBOR+7.25% (1.25% floor) cash due 2/25/2021 (8)		3,000,000	3,000,000	2,998,306
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			6,316,667	6,289,694
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(12)		4,975,000	4,975,000	4,928,750
			4,975,000	4,928,750
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(12)		4,975,000	4,975,000	4,970,883
			4,975,000	4,970,883
American Auto Auction Group, LLC	Automotive retail
First Lien Term Loan, LIBOR+4.75% (1.25% floor) cash due 9/30/2016 (8)(12)		8,839,286	8,839,286	8,823,836
			8,839,286	8,823,836
Quorum Business Solutions (USA), Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/8/2018 (8)(12)		4,550,000	4,550,000	4,550,774
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 11/8/2018 (8)			—	—
			4,550,000	4,550,774
IG Investments Holdings, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+4.25% (1.25% floor) cash due 10/31/2019 (8)(11)(12)		6,371,276	6,371,276	6,383,524
			6,371,276	6,383,524
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (9)(12)		9,975,000	9,975,000	9,978,453
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (9)		3,000,000	3,000,000	2,999,728
			12,975,000	12,978,181
The Active Network, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 11/13/2020 (8)(12)		4,389,000	4,389,000	4,373,225
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)		2,400,000	2,400,000	2,405,548
			6,789,000	6,778,773
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(12)		$4,987,500	$4,987,500	$4,992,414
			4,987,500	4,992,414
Travel Leaders Group, LLC	Hotels, resorts & cruise lines
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 12/5/2018 (8)(12)		9,875,000	9,875,000	9,878,561
			9,875,000	9,878,561
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(12)		3,491,250	3,491,250	3,491,732
			3,491,250	3,491,732
Power Products, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/13/2019 (8)(12)		5,000,000	5,000,000	4,998,422
			5,000,000	4,998,422
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/12/2019 (8)(12)		5,000,000	5,000,000	4,994,805
			5,000,000	4,994,805
Therakos, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.25% (1.25% floor) cash due 12/27/2017 (8)(12)		1,989,942	1,989,942	1,992,070
			1,989,942	1,992,070
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/20/2018 (8)(12)		4,937,500	4,937,500	4,939,990
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 6/19/2020 (8)(12)		2,000,000	2,000,000	2,002,352
			6,937,500	6,942,342
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (10)(12)		9,975,000	9,975,000	9,975,000
			9,975,000	9,975,000
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(12)		5,523,923	5,523,923	5,523,923
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(12)			—	—
Senior Revolver, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(12)		80,319	80,319	80,319
Acquisition Line, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(12)		12,851	12,851	12,851
			5,617,093	5,617,093
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(12)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
FR Dixie Acquisition Corp.	Electric utilities
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 12/18/2020 (7)(8)(12)		2,992,500	2,992,500	2,992,500
			2,992,500	2,992,500
TriMark USA LLC	Food distributors
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/11/2019 (8)(12)		7,500,000	7,500,000	7,500,000
			7,500,000	7,500,000
MRI Software LLC	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 1/31/2021 (8)(12)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Aegis Acquisition, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (8)		3,100,000	3,100,000	3,100,000
			3,100,000	3,100,000
Anaren, Inc.	Aerospace & defense
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/18/2021 (8)(12)		2,593,500	2,593,500	2,593,500
			2,593,500	2,593,500

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (10)(12)		$7,309,429	$7,256,420	$7,309,429
			7,256,420	7,309,429
Deluxe Entertainment Services Group Inc.	Movies & entertainment
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 2/28/2020 (8)(12)		3,250,000	3,250,000	3,250,000
			3,250,000	3,250,000
Safenet, Inc.	Application software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/5/2020 (8)(12)		2,500,000	2,500,000	2,500,000
			2,500,000	2,500,000
Sybil Software LLC	Application software
First Lien Term Loan, LIBOR+4% (1% floor) cash due 3/20/2020 (7)(9)		2,700,000	2,700,000	2,700,000
			2,700,000	2,700,000
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (8)		1,250,000	1,250,000	1,250,000
			1,250,000	1,250,000
Extreme Reach, Inc.	Advertising
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 1/24/2020 (8)(12)		5,600,000	5,600,000	5,600,000
			5,600,000	5,600,000
Flexera Software LLC	Application software
Second Lien Term Loan, LIBOR+7.0% (1% floor) cash due 4/2/2021 (8)		600,000	600,000	600,000
			600,000	600,000
Total Non-Control/Non-Affiliate Investments (178.2% of net assets)			$180,366,004	$179,752,625
Total Portfolio Investments (178.2% of net assets)			$180,366,004	$179,752,625

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2014
(unaudited)

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(7)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(8)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 60-day, 90-day or 180-day LIBOR, at the borrower's option.

(9)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 90-day or 180-day LIBOR, at the borrower's option.

(10)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 60-day or 90-day LIBOR, at the borrower's option.

(11)
Interest rates have been adjusted on certain term loans. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	Reason
Landslide Holdings, Inc.	February 25, 2014	- 0.25% on First Lien Term Loan	Per loan amendment
BioScrip, Inc.	January 31, 2014	+ 0.75% on Term Loan B	Per loan agreement
IG Investments Holdings, LLC	December 31, 2013	- 0.25% on First Lien Term Loan	Per loan agreement

(12)	Held by the Company, in whole or in part, indirectly through FS Senior Funding LLC and pledged as collateral under the Company's credit facility with Natixis, New York Branch.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2013

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020 (7)		$5,000,000	$4,879,464	$4,879,464
			4,879,464	4,879,464
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020 (7)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (7)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (7)		10,000,000	10,000,000	10,000,000
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (7)		1,000,000	1,000,000	1,000,000
			11,000,000	11,000,000
Bellisio Foods, Inc.	Packaged foods & meats
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 8/1/2019 (7)		4,449,153	4,449,153	4,449,153
			4,449,153	4,449,153
Landslide Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 8/9/2019 (7)		3,325,000	3,325,000	3,325,000
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (7)			—	—
			3,325,000	3,325,000
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (7)		10,000,000	10,000,000	10,000,000
			10,000,000	10,000,000
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (7)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
Total Non-Control/Non-Affiliate Investments (48.2% of net assets)			$48,653,617	$48,653,617
Total Portfolio Investments (48.2% of net assets)			$48,653,617	$48,653,617
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2013

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 to the Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(7)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 60-day or 180-day LIBOR, at the borrower's option.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Note 1. Organization
Fifth Street Senior Floating Rate Corp. (the “Company”) was formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company, that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The Company is managed by Fifth Street Management LLC (the "Investment Adviser").
The Company also has a wholly-owned subsidiary that is consolidated for accounting purposes and the portfolio investments held by the subsidiary are included in the Company’s Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
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
The Consolidated Financial Statements include portfolio investments at fair value of $179.8 million and $48.7 million at March 31, 2014 and September 30, 2013, respectively. The portfolio investments represent 178.2% and 48.2% of net assets at March 31, 2014 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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
Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization), cash flows, net income, revenues, or, in limited cases, book value. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

The fair value of each of the Company’s investments at March 31, 2014 and September 30, 2013 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
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
Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash, cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2014, included in cash, cash equivalents and restricted cash is $5.2 million that was held at U.S. Bank, National Association in connection with the Company’s Natixis facility (as defined in Note 6 — Line of Credit). The Company is restricted in terms of access to $1.6 million of the $5.2 million until such time as the Company submits its required monthly and quarterly reporting schedules and Natixis, New York Branch verifies the Company’s compliance per the terms of the credit agreement with the Company.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of the Company's Natixis facility, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the Natixis facility. This amortization expense is included in interest expense in the Company’s Consolidated Statements of Operations.
Income Taxes:
The Company intends to elect to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code ("Code"). When the Company elects to be a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company will also be subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules, but may incur a federal excise tax in future years.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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
Note 3. Portfolio Investments
At March 31, 2014, 178.2% of net assets or $179.8 million was invested in 34 portfolio investments and 3.7% of net assets, or $3.7 million, was invested in cash and cash equivalents (excluding restricted cash). In comparison, at September 30, 2013, 48.2% of net assets, or $48.7 million, was invested in 8 portfolio investments and 51.9% of net assets, or $52.3 million, was invested in cash and cash equivalents. As of March 31, 2014 and September 30, 2013, 100.0% of the Company’s portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
The following table presents the financial instruments carried at fair value as of March 31, 2014, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$179,752,625	$179,752,625
Total investments at fair value	$—	$—	$179,752,625	$179,752,625
The following table presents the financial instruments carried at fair value as of September 30, 2013, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

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
The following table provides a roll-forward in the changes in fair value from December 31, 2013 through March 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Total
Fair value at December 31, 2013	$135,371,106	$135,371,106
New investments & net revolver activity	94,809,197	94,809,197
Redemptions/repayments	(50,121,882)	(50,121,882)
Accretion of original issue discount	8,542	8,542
Net unrealized depreciation	(318,940)	(318,940)
Unrealized adjustments due to deal exits	4,602	4,602
Fair value as of March 31, 2014	$179,752,625	$179,752,625
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statements of Operations for the three months ended March 31, 2014	$(314,338)	$(314,338)

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

The following table provides a roll-forward in the changes in fair value from September 30, 2013 through March 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Total
Fair value at September 30, 2013	$48,653,617	$48,653,617
New investments & net revolver activity	186,975,865	186,975,865
Redemptions/repayments	(55,281,086)	(55,281,086)
Accretion of original issue discount	13,006	13,006
Net unrealized depreciation	(613,379)	(613,379)
Unrealized adjustments due to deal exits	4,602	4,602
Fair value as of March 31, 2014	$179,752,625	$179,752,625
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statements of Operations for the six months ended March 31, 2014	$(608,777)	$(608,777)
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
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2014:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (b)
Senior secured debt	$179,752,625	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(2.8)%	-	4.8%	(0.4)%
			Size premium	(a)	0.0%	-	2.0%	0.5%
			Industry premium / (discount)	(a)	(1.0)%	-	1.0%	0.5%
Total	$179,752,625
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2014 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$80,873,200	$80,873,200	$—	$—	$80,873,200
Total	$80,873,200	$80,873,200	$—	$—	$80,873,200
The carrying values of credit facilities payable approximates their fair values and are included in Level 3 of the hierarchy.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $12.4 million and $5.8 million of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2014 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of March 31, 2014 and September 30, 2013 is shown in the table below:

	March 31, 2014	September 30, 2013
Landslide Holdings, Inc.	$5,000,000	$5,000,000
Triple Point Group Holdings, Inc.	5,000,000	—
NextCare, Inc.	2,048,664	—
Quorum Business Solutions (USA), Inc.	333,333	—
Bellisio Foods, Inc.	—	800,847
Total	$12,381,997	$5,800,847
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

	March 31, 2014		September 30, 2013
Cost:
Northeast U.S.	$45,167,512	25.04%	$20,879,464	42.91%
Southeast U.S.	47,151,812	26.14	—	—
Midwest U.S.	22,512,500	12.48	9,449,153	19.42
Southwest U.S.	31,254,593	17.33	5,000,000	10.28
West U.S.	28,587,087	15.85	13,325,000	27.39
International	5,692,500	3.16	—	—
Total	$180,366,004	100.00%	$48,653,617	100.00%

Fair Value:
Northeast U.S.	$44,612,286	24.82%	$20,879,464	42.91%
Southeast U.S.	47,155,834	26.23	—	—
Midwest U.S.	22,511,647	12.52	9,449,153	19.42
Southwest U.S.	31,223,712	17.37	5,000,000	10.28
West U.S.	28,556,646	15.89	13,325,000	27.39
International	5,692,500	3.17	—	—
Total	$179,752,625	100.00%	$48,653,617	100.00%

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2014		September 30, 2013
Cost:
Healthcare services	$28,302,713	15.69%	$26,000,000	53.44%
Application software	23,230,059	12.88	8,204,464	16.86
Internet software & services	18,714,000	10.38	—	—
Healthcare technology	12,975,000	7.19	—	—
IT consulting & other services	10,921,276	6.06	—	—
Pharmaceuticals	9,975,000	5.53	—	—
Hotels, resorts & cruise lines	9,875,000	5.47	—	—
Automotive retail	8,839,286	4.90	—	—
Food distributors	7,500,000	4.16	—	—
Education services	7,256,420	4.02	—	—
Advertising	5,600,000	3.10	—	—
Research & consulting services	5,000,000	2.77	—	—
Electrical components & equipment	5,000,000	2.77	—	—
Personal products	5,000,000	2.77	—	—
Diversified capital markets	4,975,000	2.76	5,000,000	10.28
Oil & gas equipment & services	4,875,000	2.70	5,000,000	10.28
Diversified support services	3,491,250	1.94	—	—
Movies & entertainment	3,250,000	1.81	—	—
Electric utilities	2,992,500	1.66	—	—
Aerospace & defense	2,593,500	1.44	—	—
Packaged foods & meats	—	—	4,449,153	9.14
Total	$180,366,004	100.00%	$48,653,617	100.00%

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

	March 31, 2014		September 30, 2013
Fair Value:
Healthcare services	$28,083,640	15.62%	$26,000,000	53.44%
Application software	22,825,878	12.70	8,204,464	16.86
Internet software & services	18,713,529	10.41	—	—
Healthcare technology	12,978,181	7.22	—	—
IT consulting & other services	10,934,298	6.08	—	—
Pharmaceuticals	9,975,000	5.55	—	—
Hotels, resorts & cruise lines	9,878,561	5.50	—	—
Automotive retail	8,823,836	4.91	—	—
Food distributors	7,500,000	4.17	—	—
Education services	7,309,429	4.07	—	—
Advertising	5,600,000	3.12	—	—
Personal products	5,000,000	2.78	—	—
Electrical components & equipment	4,998,422	2.78	—	—
Research & consulting services	4,994,805	2.78	—	—
Diversified capital markets	4,970,883	2.77	5,000,000	10.28
Oil & gas equipment & services	4,838,431	2.69	5,000,000	10.28
Diversified support services	3,491,732	1.94	—	—
Movies & entertainment	3,250,000	1.81	—	—
Electric utilities	2,992,500	1.66	—	—
Aerospace & defense	2,593,500	1.44	—	—
Packaged foods & meats	—	—	4,449,153	9.14
Total	$179,752,625	100.00%	$48,653,617	100.00%
The Company’s investments are generally in middle market companies in a variety of industries. At March 31, 2014 and September 30, 2013, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and six months ended March 31, 2014, no individual investment produced income that exceeded 10% of total investment income.
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
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2014:

	Three months ended March 31, 2014	Six months ended March 31, 2014
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$1,703,962	$2,935,619
Weighted average common shares outstanding — basic and diluted	6,666,768	6,666,768
Earnings per common share — basic and diluted	$0.26	$0.44

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

The Company’s Board of Directors has declared the following distributions from inception to March 31, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Amount of Distribution
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,667
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357
February 11, 2014	June 30, 2014	July 15, 2014	0.27
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
As of March 31, 2014, the Company had $80.9 million of borrowings outstanding under the Natixis facility, which had a fair value of $80.9 million. The borrowings under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company may use the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. The Company’s borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.18% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, the Company recorded interest expense of $0.4 million and $0.6 million, respectively, related to the Natixis facility.
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
As of March 31, 2014 and September 30, 2013, there were no investments on which the Company had stopped accruing cash interest or OID income. For the three and six months ended March 31, 2014, there were no income non-accrual amounts.
Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and six months ended March 31, 2014:

	Three months ended March 31, 2014	Six months ended March 31, 2014
Net increase in net assets resulting from operations	$1,703,962	$2,935,619
Net unrealized depreciation on investments	318,940	613,379
Other book/tax differences	(66)	37,385
Taxable/Distributable Income (1)	$2,022,836	$3,586,383

__________________

(1)
The Company’s taxable income for 2014 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2014. Therefore, the final taxable income may be different than the estimate.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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
During the six months ended March 31, 2014, the Company received cash payments of $51.9 million in connection with the full or partial sales of debt investments in the open market and recorded a net realized gain of $0.3 million.
During the three and six months ended March 31, 2014, the Company recorded $0.3 million and $0.6 million, respectively, of net unrealized depreciation on its debt investments.
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
Base management Fee
The base management fee is calculated at an annual rate of 1% of the Company’s gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash and cash equivalents. The base management fee is calculated based on the average value of the Company's gross assets at the end of the two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the three and six months ended March 31, 2014, the base management fee was $0.4 million and $0.6 million, respectively. At March 31, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.4 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser since inception.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement with FSC CT Inc., and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (6% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

For the three and six months ended March 31, 2014, the incentive fee was $0.3 million. At March 31, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.3 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Administration Agreement
On January 1, 2014, the Company entered into an administration agreement with a new administrator, FSC CT, Inc., under substantially similar terms as its prior administration agreement with FSC, Inc. Under the administration agreement with FSC CT, Inc., administrative services are provided to the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC CT, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT, Inc. FSC CT, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three and six months ended March 31, 2014, the Company accrued administrative expenses of $0.1 million and $0.2 million, respectively. At March 31, 2014, $0.3 million was included in Due to FSC CT, Inc. in the Consolidated Statements of Assets and Liabilities.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Note 12. Financial Highlights

	Three months ended March 31, 2014	Six months ended March 31, 2014
Net asset value at beginning of period	$15.10	$15.13
Net investment income	0.27	0.49
Net unrealized depreciation on investments	(0.04)	(0.09)
Net realized gain on investments	0.03	0.04
Dividends recorded	(0.23)	(0.44)
Issuance of common stock	—	—
Net asset value at end of period	$15.13	$15.13
Per share market value at beginning of period	13.24	13.54
Per share market value at end of period	14.38	14.38
Total return (1)	10.19%	7.83%
Common shares outstanding at beginning of period	6,666,768	6,666,768
Common shares outstanding at end of period	6,666,768	6,666,768
Net assets at beginning of period	$100,674,516	$100,842,878
Net assets at end of period	$100,845,119	$100,845,119
Average net assets (2)	$101,507,563	$100,998,244
Ratio of net investment income to average net assets (3)	7.15%	6.54%
Ratio of total expenses to average net assets (3)	6.45%	4.8%
Ratio of portfolio turnover to average investments at fair value	26.66%	37.39%
Weighted average outstanding debt (4)	$61,707,326	$33,110,765
Average debt per share	$9.26	$4.97
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
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2014.

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
In addition, words such as “anticipate,” “believe,” “expect,” "seek," "plan," "should," estimate" “project,” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013 and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2014. Other factors that could cause actual results to differ materially include:

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
The fair value of all of our investments at March 31, 2014 and September 30, 2013 was determined by our Board of Directors. Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
A portion of the portfolio valued by an independent third party is on a quarterly basis, with a substantial portion being valued over the course of each fiscal year.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current fiscal year were as follows:

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
As of March 31, 2014 and September 30, 2013, approximately 93.4% and 48.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of March 31, 2014, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security.
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
To qualify as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of March 31, 2014 and September 30, 2013.
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
As of March 31, 2014 and September 30, 2013, 100.0% of our investment portfolio (at cost and fair value) was invested in senior secured debt investments that bore interest at floating rates.

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2014	September 30, 2013
Cost:
Healthcare services	15.69%	53.44%
Application software	12.88	16.86
Internet software & services	10.38	—
Healthcare technology	7.19	—
IT consulting & other services	6.06	—
Pharmaceuticals	5.53	—
Hotels, resorts & cruise lines	5.47	—
Automotive retail	4.90	—
Food distributors	4.16	—
Education services	4.02	—
Advertising	3.10	—
Research & consulting services	2.77	—
Electrical components & equipment	2.77	—
Personal products	2.77	—
Diversified capital markets	2.76	10.28
Oil & gas equipment & services	2.70	10.28
Diversified support services	1.94	—
Movies & entertainment	1.81	—
Electric utilities	1.66	—
Aerospace & defense	1.44	—
Packaged foods & meats	—	9.14
Total	100.00%	100.00%

Fair value:	March 31, 2014	September 30, 2013
Healthcare services	15.62%	53.44%
Application software	12.70	16.86
Internet software & services	10.41	—
Healthcare technology	7.22	—
IT consulting & other services	6.08	—
Pharmaceuticals	5.55	—
Hotels, resorts & cruise lines	5.50	—
Automotive retail	4.91	—
Food distributors	4.17	—
Education services	4.07	—
Advertising	3.12	—
Personal products	2.78	—
Electrical components & equipment	2.78	—
Research & consulting services	2.78	—
Diversified capital markets	2.77	10.28
Oil & gas equipment & services	2.69	10.28
Diversified support services	1.94	—
Movies & entertainment	1.81	—
Electric utilities	1.66	—
Aerospace & defense	1.44	—
Packaged foods & meats	—	9.14
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2014 and September 30, 2013:

	March 31, 2014			September 30, 2013
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$179,752,625	100.00%	4.26	$48,653,617	100.00%	4.32
3	—	—	—	—	—	—
4	—	—	—	—	—	—
Total	$179,752,625	100.00%	4.26	$48,653,617	100.00%	4.32
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of March 31, 2014 and September 30, 2013, we had not modified the payment terms of any investments.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2014 and September 30, 2013, there were no investments on which we had stopped accruing interest income. For the six months ended March 31, 2014, there were no income non-accrual amounts.
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
Three and six months ended March 31, 2014
Total Investment Income
Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, exit fees, prepayment fees and waiver fees.
Total investment income for the three months ended March 31, 2014 was $3.4 million and primarily consisted of $2.6 million of interest income from portfolio investments and $0.8 million of fee income. Total investment income for the six months ended March 31, 2014 was $5.7 million and primarily consisted of $3.9 million of interest income from portfolio investments and $1.8 million of fee income. The weighted average cash yield on our debt investments at March 31, 2014 was 6.74%.
Expenses
Expenses for the three and six months ended March 31, 2014 were $1.6 million and $2.4 million, respectively, and primarily consisted of the base management fee, incentive fee, interest expense, professional fees and general and administrative expenses.
Net Investment Income
As a result of the $3.4 million total investment income, as compared to the $1.6 million in total expenses, net investment income for the three months ended March 31, 2014 was $1.8 million. As a result of the $5.7 million total investment income as compared to the $2.4 million in total expenses, net investment income for the six months ended March 31, 2014 was $3.3 million.

Realized Gain on Investments
During the six months ended March 31, 2014, we received cash payments of $51.9 million in connection with payoffs and open market sales of debt investments and recorded a net realized gain of $0.3 million.
Net Unrealized Depreciation on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three and six months ended March 31, 2014, we recorded net unrealized depreciation on our debt investments of $0.3 million and $0.6 million, respectively.
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
For the six months ended March 31, 2014, we experienced a net decrease in cash and cash equivalents of $48.7 million. During that period, we used $126.3 million of cash in operating activities, primarily for the funding of $187.0 million of investments and net revolvers, partially offset by $55.5 million of amortization payments and proceeds from the sale of investments and $3.3 million of net investment income. During the same period, cash provided by financing activities was $77.6 million, primarily consisting of $80.9 million of borrowings under our credit facility, net of $1.8 million of deferred financing costs paid and $1.4 million of dividends paid.
As of March 31, 2014, we had $3.7 million of cash and cash equivalents, $1.6 million of restricted cash, portfolio investments (at fair value) of $179.8 million, $0.9 million of interest and fees receivable, dividend payable of $1.5 million, $80.9 million of borrowings under our credit facility and unfunded commitments of $12.4 million.
As of September 30, 2013, we had $52.3 million of cash and cash equivalents, portfolio investments (at fair value) of $48.7 million, $0.4 million of interest and fees receivable and unfunded commitments of $5.8 million.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. We may also from time to time enter into joint ventures with other investors to invest in similar securities.
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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since Inception
The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock since inception:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,667	—	—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27
May 12, 2014	September 15, 2014	October 15, 2014	0.30
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
As of March 31, 2014, we had $80.9 million of borrowings outstanding under the Natixis facility, which had a fair value of $80.9 million. The borrowings under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We may use the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.18% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, we recorded interest expense of $0.4 million and $0.6 million, respectively, related to the Natixis facility.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2014 and September 30, 2013, our only off-balance sheet arrangements consisted of $12.4 million and $5.8 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers & term loans) as of March 31, 2014 and September 30, 2013 is shown in the table below:

	March 31, 2014	September 30, 2013
Landslide Holdings, Inc.	$5,000,000	$5,000,000
Triple Point Group Holdings, Inc.	5,000,000	—
NextCare, Inc.	2,048,664	—
Quorum Business Solutions (USA), Inc.	333,333	—
Bellisio Foods, Inc.	—	800,847
Total	$12,381,997	$5,800,847

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Natixis facility:

	Debt Outstanding as of September 30, 2013	Debt Outstanding as of March 31, 2014	Weighted average debt outstanding for the six months ended March 31, 2014	Maximum debt outstanding for the six months ended March 31, 2014
Credit facility payable	$—	$80,873,200	$33,110,765	$80,873,200
Total debt	$—	$80,873,200	$33,110,765	$80,873,200
The following table reflects our contractual obligations arising from the Natixis facility:

	Payments due by period as of March 31, 2014
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Natixis facility	$80,873,200	$—	$—	$—	$80,873,200
Interest due on the Natixis facility	13,389,411	1,763,036	3,526,072	3,526,072	4,574,231
Total	$94,262,611	$1,763,036	$3,526,072	$3,526,072	$85,447,431
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the vice chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2014, we incurred fees of $0.8 million and $1.1 million, respectively, under the investment advisory agreement.
Pursuant to the administration agreement entered into as of January 1, 2014 with FSC CT, Inc., which is controlled by Mr. Tannenbaum, we are furnished with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT, Inc. assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will reimburse our allocable portion of overhead and other expenses incurred in performing the obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. The administration agreement with FSC CT, Inc. has terms substantially similar to the terms of our prior administration agreement with FSC, Inc. During the three and six months ended March 31, 2014, we incurred expenses of $0.1 million and $0.2 million, respectively, under the administration agreements.
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

Recent Developments
On May 12, 2014, our Board of Directors declared a dividend of $0.30 per share, payable on October 15, 2014 to stockholders of record as of September 15, 2014.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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
As of March 31, 2014, 100.0% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2014, the following table shows the approximate annualized change in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
500	$6,979,689	$(4,043,700)	$2,935,989
400	5,182,163	(3,234,900)	1,947,263
300	3,384,636	(2,426,200)	958,436
200	1,587,110	(1,617,500)	(30,390)
100	—	(808,700)	(808,700)
 __________________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash (excluding restricted cash) and outstanding investments, at principal as of March 31, 2014 and September 30, 2013:

	March 31, 2014		September 30, 2013
	Interest Bearing Cash & Investments	Borrowings	Interest Bearing Cash & Investments	Borrowings
Money market rate	$3,683,986	$—	$52,346,831	$—
Prime rate	5,019,516	—	—	—
Commercial paper rate	—	80,873,200	—	—
LIBOR:
30 day	15,603,464	—	9,449,153	—
90 day	154,945,141	—	29,229,464	—
180 day	4,962,500	—	9,975,000	—
Fixed rate	—	—	—	—
Total	$184,214,607	$80,873,200	$101,000,448	$—

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
 As of March 31, 2014 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2013.
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
Steven M. Noreika
Chief Financial Officer
Date: May 14, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.