Form 10-Q
period 2014-06-30
Fifth Street Senior Floating Rate Corp.
filed 2014-08-13
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-35999
Fifth Street Senior Floating Rate Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	61-1713295
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Putnam Avenue, 3rd Floor Greenwich, CT	06830
(Address of principal executive office)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
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
The registrant had 6,666,768 shares of common stock outstanding as of August 12, 2014.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	June 30, 2014	September 30, 2013
ASSETS
Investments at fair value:
Non-control/Non-affiliate investments (cost June 30, 2014: $192,150,906; cost September 30, 2013: $48,653,617)	$191,524,140	$48,653,617
Total investments at fair value (cost June 30, 2014: $192,150,906; cost September 30, 2013: $48,653,617)	191,524,140	48,653,617
Cash and cash equivalents	5,104,352	52,346,831
Restricted cash	2,257,512	—
Interest and fees receivable	727,154	394,023
Due from portfolio company	29,368	8,333
Receivables from unsettled transactions	7,002,881	—
Deferred financing costs	1,683,318	—
Other assets	334,743	47,240
Total assets	$208,663,468	$101,450,044
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,200,083	$484,066
Base management fee payable	485,544	61,379
Part I incentive fee payable	349,835	—
Due to FSC CT, Inc.	199,617	61,721
Interest payable	333,568	—
Dividend payable	1,800,027	—
Payables from unsettled transactions	13,630,000	—
Credit facility payable	89,826,910	—
Total liabilities	107,825,584	607,166
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,666,768 shares issued and outstanding at June 30, 2014 and September 30, 2013	66,668	66,668
Additional paid-in-capital	99,934,852	99,934,852
Net unrealized depreciation on investments	(626,766)	—
Net realized gain on investments	198,481	—
Accumulated undistributed net investment income	1,264,649	841,358
Total net assets (equivalent to $15.13 per common share at June 30, 2014 and September 30, 2013) (Note 12)	100,837,884	100,842,878
Total liabilities and net assets	$208,663,468	$101,450,044
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2014	Nine months ended June 30, 2014
Interest income:
Non-control/Non-affiliate investments	$2,979,029	$6,849,976
Interest on cash and cash equivalents	353	2,570
Total interest income	2,979,382	6,852,546
Fee income:
Non-control/Non-affiliate investments	866,030	2,705,129
Total fee income	866,030	2,705,129
Total investment income	3,845,412	9,557,675
Expenses:
Base management fee	485,544	1,127,180
Part I incentive fee	349,835	630,432
Professional fees	247,967	573,667
Board of Directors fees	31,750	129,250
Interest expense	537,006	1,112,999
Administrator expense	142,965	361,589
General and administrative expenses	187,833	465,862
Total expenses	1,982,900	4,400,979
Net investment income	1,862,512	5,156,696
Unrealized depreciation on investments:
Non-control/Non-affiliate investments	(13,387)	(626,766)
Net unrealized depreciation on investments	(13,387)	(626,766)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(56,332)	198,481
Net realized gain (loss) on investments	(56,332)	198,481
Net increase in net assets resulting from operations	$1,792,793	$4,728,411
Net investment income per common share — basic and diluted	$0.28	$0.77
Earnings per common share — basic and diluted	$0.27	$0.71
Weighted average common shares outstanding — basic and diluted	6,666,768	6,666,768
Distributions per common share	$0.27	$0.71
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statement of Changes in Net Assets
For the nine months ended June 30, 2014
(unaudited)

Operations:
Net investment income	$5,156,696
Net unrealized depreciation on investments	(626,766)
Net realized gain on investments	198,481
Net increase in net assets resulting from operations	4,728,411
Stockholder transactions:
Distributions to stockholders from ordinary income	(4,733,405)
Net decrease in net assets from stockholder transactions	(4,733,405)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	15,022
Repurchases of common stock under dividend reinvestment plan	(15,022)
Net increase (decrease) in net assets from capital share transactions	—
Total decrease in net assets	(4,994)
Net assets at beginning of period	100,842,878
Net assets at end of period	$100,837,884
Net asset value per common share	$15.13
Common shares outstanding at end of period	6,666,768

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statement of Cash Flows
For the nine months ended June 30, 2014
(unaudited)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,728,411
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	626,766
Net realized gains on investments	(198,481)
Accretion of original issue discount on investments	(29,897)
Amortization of deferred financing costs	153,029
Changes in operating assets and liabilities:
Increase in restricted cash	(2,257,512)
Increase in interest and fees receivable	(333,131)
Increase in due from portfolio company	(21,035)
Increase in receivables from unsettled transactions	(7,002,881)
Increase in other assets	(287,503)
Increase in accounts payable, accrued expenses and other liabilities	716,015
Increase in base management fee payable	424,165
Increase in Part I incentive fee payable	349,835
Increase in due to FSC CT, Inc.	137,896
Increase in interest payable	333,568
Increase in payables from unsettled transactions	13,630,000
Purchases of investments and net revolver activity	(264,234,393)
Principal payments applied to investments (scheduled payments)	3,934,589
Principal payments applied to investments (payoffs)	14,937,659
Proceeds from the sale of investments	102,093,236
Net cash used in operating activities	(132,299,664)
Cash flows from financing activities:
Dividends paid in cash	(2,918,356)
Repurchases of common stock under dividend reinvestment plan	(15,022)
Borrowings under credit facility	99,846,610
Repayments of borrowings under credit facility	(10,019,700)
Deferred financing costs paid	(1,836,347)
Net cash provided by financing activities	85,057,185
Net decrease in cash and cash equivalents	(47,242,479)
Cash and cash equivalents, beginning of period	52,346,831
Cash and cash equivalents, end of period	$5,104,352
Supplemental information:
Cash paid for interest	$649,389
Non-cash financing activities
Issuance of shares of common stock under dividend reinvestment plan	$15,022
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020 (8)(10)		$2,348,422	$2,241,279	$2,127,618
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			2,241,279	2,127,618
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020 (8)(10)		1,670,678	1,670,678	1,687,651
			1,670,678	1,687,651
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(10)		4,812,495	4,812,495	4,755,534
			4,812,495	4,755,534
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)		4,962,500	4,962,500	4,962,696
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	1,000,000	1,001,219
			5,962,500	5,963,915
Landslide Holdings, Inc.	Application software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 2/25/2021 (8)(9)		3,000,000	3,000,000	3,010,019
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			3,000,000	3,010,019
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(10)		4,962,500	4,962,500	4,859,038
			4,962,500	4,859,038
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(10)		5,461,244	5,461,244	5,472,362
			5,461,244	5,472,362
Quorum Business Solutions (USA), Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/8/2018 (8)(10)		4,491,667	4,491,667	4,431,239
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 11/8/2018 (8)			—	—
			4,491,667	4,431,239
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 11/4/2020 (8)(10)		4,975,000	4,975,000	4,982,992
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (8)		3,000,000	3,000,000	3,025,161
			7,975,000	8,008,153
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)		2,400,000	2,400,000	2,408,576
			2,400,000	2,408,576
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(10)		4,975,000	4,975,000	4,908,375
			4,975,000	4,908,375
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Travel Leaders Group, LLC	Hotels, resorts & cruise lines
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 12/5/2018 (8)(10)		$9,750,000	$9,750,000	$9,743,531
			9,750,000	9,743,531
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(10)		3,482,500	3,482,500	3,454,285
			3,482,500	3,454,285
Power Products, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/13/2019 (8)(10)		4,987,500	4,987,500	4,862,508
			4,987,500	4,862,508
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/12/2019 (8)(10)		4,968,750	4,968,750	4,924,515
			4,968,750	4,924,515
Therakos, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.25% (1.25% floor) cash due 12/27/2017 (8)(10)		1,946,028	1,946,028	1,922,794
			1,946,028	1,922,794
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/20/2018 (8)(10)		4,875,000	4,875,000	4,881,797
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 6/19/2020 (8)(10)		2,000,000	2,000,000	2,004,272
			6,875,000	6,886,069
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)		9,950,000	9,950,000	9,792,177
			9,950,000	9,792,177
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		5,452,306	5,452,306	5,394,642
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)			—	—
Senior Revolver, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		187,410	187,410	187,410
Acquisition Line, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		516,707	516,707	516,707
			6,156,423	6,098,759
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(10)		4,968,750	4,968,750	4,965,946
			4,968,750	4,965,946
TriMark USA LLC	Food distributors
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/11/2019 (8)(10)		7,481,250	7,481,250	7,486,236
			7,481,250	7,486,236
Aegis Acquisition, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (8)		3,100,000	3,100,000	3,101,252
			3,100,000	3,101,252
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(10)		6,731,043	6,690,268	6,733,731
			6,690,268	6,733,731
Deluxe Entertainment Services Group Inc.	Movies & entertainment
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 2/28/2020 (8)(10)		3,229,688	3,229,688	3,223,973
			3,229,688	3,223,973
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (8)		1,250,000	1,250,000	1,261,701
			1,250,000	1,261,701
Extreme Reach, Inc.	Advertising
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 1/24/2020 (8)(10)		5,586,000	5,586,000	5,651,955
			5,586,000	5,651,955
Aricent Technologies	Application software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 4/14/2021 (8)(10)		3,400,000	3,400,000	3,400,000
			3,400,000	3,400,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
CM Delaware LLC	Advertising
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (7)(8)(9)(10)		$2,194,500	$2,194,500	$2,194,500
			2,194,500	2,194,500
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 4/28/2021 (8)(10)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
TravelCLICK, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019 (8)(10)		5,000,000	5,000,000	5,000,000
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (8)		4,000,000	4,000,000	4,000,000
			9,000,000	9,000,000
LTI Flexible Products, Inc.	Electronic components
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/1/2021 (8)(10)		4,600,000	4,600,000	4,600,000
			4,600,000	4,600,000
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (8)		4,400,000	4,394,194	4,400,000
			4,394,194	4,400,000
Ability Network Inc.	Healthcare technology
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 5/14/2021 (8)(10)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
IPC Systems, Inc.	Alternative carriers
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 11/8/2020 (8)10)		5,000,000	5,000,000	5,000,000
			5,000,000	5,000,000
LTCG Holdings Corp.	Healthcare services
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 6/5/2020 (8)(10)		1,200,000	1,200,000	1,200,000
			1,200,000	1,200,000
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 5/15/2021 (8)(10)		3,187,692	3,187,692	3,187,692
			3,187,692	3,187,692
Henniges Automotive Holdings, Inc.	Auto parts & equipment
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 6/12/2021 (8)(10)		4,000,000	4,000,000	4,000,000
			4,000,000	4,000,000
Trojan Battery Company, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 6/7/2021 (8)(10)		3,000,000	3,000,000	3,000,000
			3,000,000	3,000,000
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 6/17/2020 (8)(10)		4,000,000	4,000,000	4,000,000
			4,000,000	4,000,000
American Residential Services, L.L.C.	Specialized consumer services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 6/30/2021 (8)(10)		3,200,000	3,200,000	3,200,000
			3,200,000	3,200,000
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 7/1/2020 (8)(10)		3,600,000	3,600,000	3,600,000
			3,600,000	3,600,000
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+8.0% (1% floor) cash due 6/27/2020 (7)(10)		3,000,000	$3,000,000	$3,000,036
35.5263 Common Stock Warrants			—	—
			3,000,000	3,000,036
Total Non-Control/Non-Affiliate Investments (189.9% of net assets)			$192,150,906	$191,524,140
Total Portfolio Investments (189.9% of net assets)			$192,150,906	$191,524,140
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2014
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

(8)
The principal balance outstanding for this debt investment is a floating rate loan indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(9)
Interest rates have been adjusted on certain term loans from the stated rates in the original credit agreement as shown in the Consolidated Schedule of Investments. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	Reason
CM Delaware LLC	May 5, 2014	+ 0.75% on First Lien Term Loan	Per loan amendment
Landslide Holdings, Inc.	February 25, 2014	- 0.25% on First Lien Term Loan	Per loan amendment

(10)	Held by the Company, in whole or in part, indirectly through FS Senior Funding LLC and pledged as collateral under the Company's credit facility with Natixis, New York Branch.

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

(7)
The principal balance outstanding for this debt investment is a floating rate loan indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

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
There are no comparative period financial statements presented herein since the Company had no operations until the proceeds from its initial public offering were received on July 17, 2013.
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
The Consolidated Financial Statements include portfolio investments at fair value of $191.5 million and $48.7 million at June 30, 2014 and September 30, 2013, respectively. The portfolio investments represent 189.9% and 48.2% of net assets at June 30, 2014 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.
The fair value of each of the Company’s investments at June 30, 2014 and September 30, 2013 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
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
Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash, cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2014, included in cash, cash equivalents and restricted cash is $7.3 million that was held at U.S. Bank, National Association in connection with the Company’s Natixis facility (as defined in Note 6 — Line of Credit). The Company is restricted in terms of access to $2.3 million of the $7.3 million until such time as the Company submits its required monthly and quarterly reporting schedules and Natixis, New York Branch verifies the Company’s compliance per the terms of the credit agreement with the Company.
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
Income Taxes:
As a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code ("Code"), the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any U.S. federal or state income tax at the corporate level. As a RIC, the Company is also be subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar year 2013. The Company does not expect to incur a federal excise tax for calendar year 2014. The Company may incur a federal excise tax in future years.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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
Note 3. Portfolio Investments
At June 30, 2014, 189.9% of net assets or $191.5 million was invested in 42 portfolio investments and 5.1% of net assets, or $5.1 million, was invested in cash and cash equivalents (excluding restricted cash). In comparison, at September 30, 2013, 48.2% of net assets, or $48.7 million, was invested in 8 portfolio investments and 51.9% of net assets, or $52.3 million, was invested in cash and cash equivalents. As of June 30, 2014 and September 30, 2013, 100.0% of the Company’s portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
The following table presents the financial instruments carried at fair value as of June 30, 2014, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$191,524,140	$191,524,140
Total investments at fair value	$—	$—	$191,524,140	$191,524,140
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
The following table provides a roll-forward in the changes in fair value from March 31, 2014 through June 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Total
Fair value at March 31, 2014	$179,752,625	$—	$179,752,625
New investments & net revolver activity	74,258,530	3,000,000	77,258,530
Redemptions/repayments	(62,401,077)	(3,033,110)	(65,434,187)
Accretion of original issue discount	16,891	—	16,891
Net unrealized depreciation	(13,387)	—	(13,387)
Realized gain (loss) on investments	(89,442)	33,110	(56,332)
Fair value as of June 30, 2014	$191,524,140	$—	$191,524,140
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statements of Operations for the three months ended June 30, 2014	$(69,717)	$—	$(69,717)

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

The following table provides a roll-forward in the changes in fair value from September 30, 2013 through June 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Total
Fair value at September 30, 2013	$48,653,617	$—	$48,653,617
New investments & net revolver activity	261,234,395	3,000,000	264,234,395
Redemptions/repayments	(117,932,374)	(3,033,110)	(120,965,484)
Accretion of original issue discount	29,897	—	29,897
Net unrealized depreciation	(626,766)	—	(626,766)
Realized gain (loss) on investments	165,371	33,110	198,481
Fair value as of June 30, 2014	$191,524,140	$—	$191,524,140
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statements of Operations for the nine months ended June 30, 2014	$(428,283)	$—	$(428,283)
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
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2014:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (b)
Senior secured debt	$191,524,140	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.3%
			Tranche specific risk premium / (discount)	(a)	(3.0)%	-	5.0%	(0.1)%
			Size premium	(a)	0.0%	-	1.5%	0.5%
			Industry premium / (discount)	(a)	(0.7)%	-	1.1%	0.3%
Total	$191,524,140
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Asset	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average (a)
Senior secured debt	$48,653,617	Recent market transactions	Market yield	5.4%	-	10.5%	6.8%
Total	$48,653,617
_____________________
(a) Weighted average is calculated based on fair value of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2014 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$89,826,910	$89,826,910	$—	$—	$89,826,910
Total	$89,826,910	$89,826,910	$—	$—	$89,826,910
The carrying value of the credit facility payable approximates their fair values and are included in Level 3 of the hierarchy.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $11.7 million and $5.8 million of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2014 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of June 30, 2014 and September 30, 2013 is shown in the table below:

	June 30, 2014	September 30, 2013
Landslide Holdings, Inc.	$5,000,000	$5,000,000
Triple Point Group Holdings, Inc.	4,959,375	—
NextCare, Inc.	1,437,716	—
Quorum Business Solutions (USA), Inc.	333,333	—
Bellisio Foods, Inc.	—	800,847
Total	$11,730,424	$5,800,847
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

	June 30, 2014		September 30, 2013
Cost:
Northeast U.S.	$53,825,234	28.01%	$20,879,464	42.91%
West U.S.	35,676,650	18.57	13,325,000	27.39
Midwest U.S.	34,711,436	18.06	9,449,153	19.42
Southwest U.S.	31,635,585	16.46	5,000,000	10.28
Southeast U.S.	31,107,500	16.19	—	—
International	5,194,501	2.71	—	—
Total	$192,150,906	100.00%	$48,653,617	100.00%

Fair Value:
Northeast U.S.	$53,730,630	28.05%	$20,879,464	42.91%
West U.S.	35,635,337	18.61	13,325,000	27.39
Midwest U.S.	34,608,631	18.07	9,449,153	19.42
Southwest U.S.	31,247,785	16.32	5,000,000	10.28
Southeast U.S.	31,107,221	16.24	—	—
International	5,194,536	2.71	—	—
Total	$191,524,140	100.00%	$48,653,617	100.00%

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2014		September 30, 2013
Cost:
Healthcare services	$24,998,129	13.01%	$26,000,000	53.44%
Internet software & services	23,250,000	12.10	—	—
Healthcare technology	12,975,000	6.75	—	—
Advertising	10,968,192	5.71	—	—
Pharmaceuticals	9,950,000	5.18	—	—
Application software	9,891,278	5.15	8,204,464	16.86
Hotels, resorts & cruise lines	9,750,000	5.07	—	—
Integrated telecommunication services	8,394,194	4.37	—	—
Electrical components & equipment	7,987,500	4.16	—	—
Food distributors	7,481,250	3.89	—	—
Education services	6,690,268	3.48	—	—
Diversified capital markets	5,461,244	2.84	5,000,000	10.28
Computer hardware	5,000,000	2.60	—	—
Alternative carriers	5,000,000	2.60	—	—
Research & consulting services	4,968,750	2.59	—	—
Personal products	4,968,750	2.59	—	—
Oil & gas equipment & services	4,812,495	2.50	5,000,000	10.28
Electronic components	4,600,000	2.40	—	—
IT consulting & other services	4,491,667	2.34	—	—
Auto parts & equipment	4,000,000	2.08	—	—
Fertilizers & agricultural chemicals	3,600,000	1.87	—	—
Diversified support services	3,482,500	1.81	—	—
Movies & entertainment	3,229,688	1.68	—	—
Specialized consumer services	3,200,000	1.67	—	—
Wireless telecommunication services	3,000,001	1.56	—	—
Packaged foods & meats	—	—	4,449,153	9.14
Total	$192,150,906	100.00%	$48,653,617	100.00%

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

	June 30, 2014		September 30, 2013
Fair Value:
Healthcare services	$24,833,409	12.97%	$26,000,000	53.44%
Internet software & services	23,203,020	12.11	—	—
Healthcare technology	13,008,153	6.79	—	—
Advertising	11,034,147	5.76	—	—
Application software	9,799,338	5.12	8,204,464	16.86
Pharmaceuticals	9,792,177	5.11	—	—
Hotels, resorts & cruise lines	9,743,531	5.09	—	—
Integrated telecommunication services	8,400,000	4.39	—	—
Electrical components & equipment	7,862,508	4.11	—	—
Food distributors	7,486,236	3.91	—	—
Education services	6,733,731	3.52	—	—
Diversified capital markets	5,472,362	2.86	5,000,000	10.28
Computer hardware	5,000,000	2.61	—	—
Alternative carriers	5,000,000	2.61	—	—
Personal products	4,965,946	2.59	—	—
Research & consulting services	4,924,515	2.57	—	—
Oil & gas equipment & services	4,755,534	2.48	5,000,000	10.28
Electronic components	4,600,000	2.40	—	—
IT consulting & other services	4,431,239	2.31	—	—
Auto parts & equipment	4,000,000	2.09	—	—
Fertilizers & agricultural chemicals	3,600,000	1.88	—	—
Diversified support services	3,454,285	1.80	—	—
Movies & entertainment	3,223,973	1.68	—	—
Specialized consumer services	3,200,000	1.67	—	—
Wireless telecommunication services	3,000,036	1.57	—	—
Packaged foods & meats	—	—	4,449,153	9.14
Total	$191,524,140	100.00%	$48,653,617	100.00%
The Company’s investments are generally in middle market companies in a variety of industries. At June 30, 2014 and September 30, 2013, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and nine months ended June 30, 2014, no individual investment produced income that exceeded 10% of total investment income.
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

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2014:

	Three months ended June 30, 2014	Nine months ended June 30, 2014
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$1,792,793	$4,728,411
Weighted average common shares outstanding — basic and diluted	6,666,768	6,666,768
Earnings per common share — basic and diluted	$0.27	$0.71
The Company’s Board of Directors has declared the following distributions from inception to June 30, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,667	—	$—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30
_______________________
(1) Shares were purchased on the open market and distributed.
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
As of June 30, 2014, the Company had $89.8 million of borrowings outstanding under the Natixis facility, which had a fair value of $89.8 million. The borrowings under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company may use the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. The Company’s borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.205% for the nine months ended June 30, 2014. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $0.5 million and $1.1 million, respectively, related to the Natixis facility.
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
As of June 30, 2014 and September 30, 2013, there were no investments on which the Company had stopped accruing cash interest or OID income. For the three and nine months ended June 30, 2014, there were no income non-accrual amounts.
Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and nine months ended June 30, 2014:

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

	Three months ended June 30, 2014	Nine months ended June 30, 2014
Net increase in net assets resulting from operations	$1,792,793	$4,728,411
Net unrealized depreciation on investments	13,387	626,766
Book/tax difference due to deferred loan fees	—	822,048
Book/tax difference due to capital losses not recognized	56,332	(198,481)
Other book/tax differences	—	37,385
Taxable/Distributable Income (1)	$1,862,512	$6,016,129

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
For income tax purposes, the Company estimates that its distributions for the calendar year 2014 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2014.
As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company incurred a de minimis federal excise tax for calendar year 2013. The Company does not expect to incur a federal excise tax for calendar year 2014.
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
During the nine months ended June 30, 2014, the Company recorded investment realization events, including the following:

•
In March 2014, the Company received a cash payment of $5.0 million from Bellisio Foods, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain was recorded on the transaction;

•
In May 2014, the Company received a cash payment of $8.8 million from American Auto Auction Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain was recorded on the transaction; and

•
During the nine months ended June 30, 2014, the Company received cash payments of $103.2 million in connection with full or partial open market sales and repayments of debt investments and recorded a net realized gain of $0.2 million.

During the three and nine months ended June 30, 2014, the Company recorded $13,387 and $626,766, respectively, of net unrealized depreciation on its debt investments.
Note 10. Concentration of Credit Risks

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

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
Base management Fee
The base management fee is calculated at an annual rate of 1% of the Company’s gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash, cash equivalents and restricted cash. The base management fee is calculated based on the average value of the Company's gross assets at the end of the two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the three and nine months ended June 30, 2014, the base management fee was $0.5 million and $1.1 million, respectively. At June 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.5 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I incentive fee") is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement with FSC CT Inc., and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (6% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

For the three and nine months ended June 30, 2014, the Part I incentive fee was $0.3 million and $0.6 million, respectively. At June 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.3 million reflecting the unpaid portion of the Part I incentive fee payable to the Investment Adviser.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

The second part ("Part II incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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
For the three and nine months ended June 30, 2014, the Company accrued administrative expenses of $0.2 million and $0.5 million, respectively. At June 30, 2014, $0.2 million was included in Due to FSC CT, Inc. in the Consolidated Statements of Assets and Liabilities.

Fifth Street Senior Floating Rate Corp.
Notes to Consolidated Financial Statements

Note 12. Financial Highlights

	Three months ended June 30, 2014	Nine months ended June 30, 2014
Net asset value at beginning of period	$15.13	$15.13
Net investment income (5)	0.28	0.77
Net unrealized depreciation on investments (5)	—	(0.09)
Net realized gain (loss) on investments (5)	(0.01)	0.03
Distributions to stockholders from ordinary income (5)	(0.27)	(0.71)
Issuance of common stock (5)	—	—
Net asset value at end of period	$15.13	$15.13
Per share market value at beginning of period	14.38	13.54
Per share market value at end of period	14.03	14.03
Total return (1)	(0.87)%	6.90%
Common shares outstanding at beginning of period	6,666,768	6,666,768
Common shares outstanding at end of period	6,666,768	6,666,768
Net assets at beginning of period	$100,845,119	$100,842,878
Net assets at end of period	$100,837,884	$100,837,884
Average net assets (2)	$101,751,366	$101,249,285
Ratio of net investment income to average net assets (3)	7.34%	6.81%
Ratio of total expenses to average net assets (3)	7.82%	5.81%
Ratio of portfolio turnover to average investments at fair value	34.79%	89.34%
Weighted average outstanding debt (4)	$85,205,390	$50,475,640
Average debt per share	$12.78	$7.59
_______________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
(4)	Calculated based upon the weighted average of loans payable for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2014.

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
In addition, words such as “anticipate,” “believe,” “expect,” "seek," "plan," "should," estimate" “project,” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013 and elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2014. Other factors that could cause actual results to differ materially include:

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
Overview
We were formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we have elected to be treated and qualified as a RIC under Subchapter M of the Internal Revenue Code (the "Code"), commencing with our first taxable year ended September 30, 2013. Also, we are an “emerging growth company,” as defined in the JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
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
The fair value of all of our investments at June 30, 2014 and September 30, 2013 was determined by our Board of Directors. Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
A portion of the portfolio valued by an independent third party is on a quarterly basis, with a substantial portion being valued over the course of each fiscal year.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current fiscal year were as follows:

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
As of June 30, 2014 and September 30, 2013, approximately 91.8% and 48.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of June 30, 2014, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security.
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
To qualify as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of June 30, 2014 and September 30, 2013.
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
As of June 30, 2014 and September 30, 2013, 100.0% of our investment portfolio (at cost and fair value) was invested in senior secured debt investments that bore interest at floating rates.

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2014	September 30, 2013
Cost:
Healthcare services	13.01%	53.44%
Internet software & services	12.10	—
Healthcare technology	6.75	—
Advertising	5.71	—
Pharmaceuticals	5.18	—
Application software	5.15	16.86
Hotels, resorts & cruise lines	5.07	—
Integrated telecommunication services	4.37	—
Electrical components & equipment	4.16	—
Food distributors	3.89	—
Education services	3.48	—
Diversified capital markets	2.84	10.28
Computer hardware	2.60	—
Alternative carriers	2.60	—
Research & consulting services	2.59	—
Personal products	2.59	—
Oil & gas equipment & services	2.50	10.28
Electronic components	2.40	—
IT consulting & other services	2.34	—
Auto parts & equipment	2.08	—
Fertilizers & agricultural chemicals	1.87	—
Diversified support services	1.81	—
Movies & entertainment	1.68	—
Specialized consumer services	1.67	—
Wireless telecommunication services	1.56	—
Packaged foods & meats	—	9.14
Total	100.00%	100.00%

Fair value:	June 30, 2014	September 30, 2013
Healthcare services	12.97%	53.44%
Internet software & services	12.11	—
Healthcare technology	6.79	—
Advertising	5.76	—
Application software	5.12	16.86
Pharmaceuticals	5.11	—
Hotels, resorts & cruise lines	5.09	—
Integrated telecommunication services	4.39	—
Electrical components & equipment	4.11	—
Food distributors	3.91	—
Education services	3.52	—
Diversified capital markets	2.86	10.28
Computer hardware	2.61	—
Alternative carriers	2.61	—
Personal products	2.59	—
Research & consulting services	2.57	—
Oil & gas equipment & services	2.48	10.28
Electronic components	2.40	—
IT consulting & other services	2.31	—
Auto parts & equipment	2.09	—
Fertilizers & agricultural chemicals	1.88	—
Diversified support services	1.80	—
Movies & entertainment	1.68	—
Specialized consumer services	1.67	—
Wireless telecommunication services	1.57	—
Packaged foods & meats	—	9.14
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2014 and September 30, 2013:

	June 30, 2014			September 30, 2013
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$191,524,140	100.00%	4.14	$48,653,617	100.00%	4.32
3	—	—	—	—	—	—
4	—	—	—	—	—	—
Total	$191,524,140	100.00%	4.14	$48,653,617	100.00%	4.32
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of June 30, 2014 and September 30, 2013, we had modified the payment terms of our investments in two portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2014 and September 30, 2013, there were no investments on which we had stopped accruing interest income. For the nine months ended June 30, 2014, there were no income non-accrual amounts.
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
Three and nine months ended June 30, 2014
Total Investment Income
Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, exit fees, prepayment fees and waiver fees.
Total investment income for the three months ended June 30, 2014 was $3.8 million and primarily consisted of $3.0 million of interest income from portfolio investments and $0.8 million of fee income. Total investment income for the nine months ended June 30, 2014 was $9.6 million and primarily consisted of $6.9 million of interest income from portfolio investments and $2.7 million of fee income. The weighted average cash yield on our debt investments at June 30, 2014 was 6.96%.
Expenses
Expenses for the three and nine months ended June 30, 2014 were $2.0 million and $4.4 million, respectively, and primarily consisted of interest expense, the base management fee, the Part I incentive fee and professional fees.
Net Investment Income
As a result of the $3.8 million total investment income, as compared to the $2.0 million in total expenses, net investment income for the three months ended June 30, 2014 was $1.9 million. As a result of the $9.6 million total investment income as compared to the $4.4 million in total expenses, net investment income for the nine months ended June 30, 2014 was $5.2 million.
Realized Gain on Investments

During the nine months ended June 30, 2014, we recorded investment realization events, including the following:

•
In March 2014, we received a cash payment of $5.0 million from Bellisio Foods, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain was recorded on the transaction;

•
In May 2014, we received a cash payment of $8.8 million from American Auto Auction Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain was recorded on the transaction; and

•
During the nine months ended June 30, 2014, we received cash payments of $103.2 million in connection with full or partial open market sales and repayments of debt investments and recorded a net realized gain of $0.2 million.

Net Unrealized Depreciation on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three and nine months ended June 30, 2014, we recorded net unrealized depreciation on our debt investments of $13,387 and $626,766, respectively.
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
For the nine months ended June 30, 2014, we experienced a net decrease in cash and cash equivalents of $47.2 million. During that period, we used $132.3 million of cash in operating activities, primarily for the funding of $264.2 million of investments and net revolvers, partially offset by $121.0 million of amortization payments and proceeds from the sale of investments and $5.2 million of net investment income. During the same period, cash provided by financing activities was $85.1 million, primarily consisting of $89.8 million of borrowings under our credit facility, net of $1.8 million of deferred financing costs paid and $2.9 million of dividends paid.
As of June 30, 2014, we had $5.1 million of cash and cash equivalents, $2.3 million of restricted cash, portfolio investments (at fair value) of $191.5 million, $7.0 million of receivables from unsettled transactions, dividend payable of $1.8 million, $89.8 million of borrowings under our credit facility and unfunded commitments of $11.7 million.
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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since Inception
The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock since inception:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,667	—	—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30
_______________________
(1) Shares were purchased on the open market and distributed.
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
On July 10, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share the period ending on the earlier of (i) the one year anniversary of the date of the stockholder approval or (ii) the date of our 2015 annual meeting of stockholders, which is expected to be held in March 2015.
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
As of June 30, 2014, we had $89.8 million of borrowings outstanding under the Natixis facility, which had a fair value of $89.8 million. The borrowings under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We may use the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.205% for the nine months ended June 30, 2014. For the three and nine months ended June 30, 2014, we recorded interest expense of $0.5 million and $1.1 million, respectively, related to the Natixis facility.
Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2014 and September 30, 2013, our only off-balance sheet arrangements consisted of $11.7 million and $5.8 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers & term loans) as of June 30, 2014 and September 30, 2013 is shown in the table below:

	June 30, 2014	September 30, 2013
Landslide Holdings, Inc.	$5,000,000	$5,000,000
Triple Point Group Holdings, Inc.	4,959,375	—
NextCare, Inc.	1,437,716	—
Quorum Business Solutions (USA), Inc.	333,333	—
Bellisio Foods, Inc.	—	800,847
Total	$11,730,424	$5,800,847
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Natixis facility:

	Debt Outstanding as of September 30, 2013	Debt Outstanding as of June 30, 2014	Weighted average debt outstanding for the nine months ended June 30, 2014	Maximum debt outstanding for the nine months ended June 30, 2014
Credit facility payable	$—	$89,826,910	$50,475,640	$92,694,600
Total debt	$—	$89,826,910	$50,475,640	$92,694,600
The following table reflects our contractual obligations arising from the Natixis facility:

	Payments due by period as of June 30, 2014
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Natixis facility	$89,826,910	$—	$—	$—	$89,826,910
Interest due on the Natixis facility	14,383,577	1,958,227	3,916,454	3,916,454	4,592,442
Total	$104,210,487	$1,958,227	$3,916,454	$3,916,454	$94,419,352
Regulated Investment Company Status and Dividends
We have elected to be treated and qualified as a RIC under Subchapter M of the Code, commencing with our first taxable year ended September 30, 2013. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2014). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis federal excise tax for calendar year 2013. We do not expect to incur a federal excise tax for calendar year 2014. We may incur a federal excise tax in future years.
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the vice chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2014, we incurred fees of $0.8 million and $1.8 million, respectively, under the investment advisory agreement.
Pursuant to the administration agreement entered into as of January 1, 2014 with FSC CT, Inc., which is controlled by Mr. Tannenbaum, we are furnished with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT, Inc. assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will reimburse our allocable portion of overhead and other expenses incurred in performing the obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. The administration agreement with FSC CT, Inc. has terms substantially similar to the terms of our prior administration agreement with FSC, Inc. During the three and nine months ended June 30, 2014, we incurred expenses of $0.2 million and $0.5 million, respectively, under the administration agreements.
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

Recent Developments
Management Changes
On July 23, 2014, we announced that our Board of Directors made several management changes. Richard A. Petrocelli was promoted to chief financial officer, Steven M. Noreika stepped down as our chief financial officer and Alexander C. Frank stepped down as our chief operating officer. Both Messrs. Noreika and Frank continue in their respective roles at our investment adviser, Fifth Street Management LLC.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including commercial paper, LIBOR and prime rates, to the extent our debt investments include floating interest rates. In accordance with applicable loan agreements, certain of our portfolio companies may elect benchmark indices with various tenors on which to base the floating interest rate accruals on their loans, either in whole or in part. For example, if a borrower elects to pay interest at a floating rate that is indexed to the 30-day or 90-day LIBOR rate, the interest rate on the borrowing would be locked at such interest rate for 30 days or 90 days, respectively, at which time the borrower would again elect a rate for the subsequent period. Further, certain of our portfolio companies may elect from time to time to split the total principal balances of their loans between multiple benchmark indices for a given period. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of June 30, 2014, 100.0% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2014, the following table shows the approximate annualized change in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
500	$7,470,832	$(4,491,346)	$2,979,486
400	5,555,591	(3,593,076)	1,962,515
300	3,640,350	(2,694,807)	945,543
200	1,725,109	(1,796,538)	(71,429)
100	—	(898,269)	(898,269)
 __________________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash (excluding restricted cash) and outstanding investments, at principal as of June 30, 2014 and September 30, 2013:

	June 30, 2014		September 30, 2013
	Interest Bearing Cash & Investments	Borrowings	Interest Bearing Cash & Investments	Borrowings
Money market rate	$5,104,352	$—	$52,346,831	$—
Prime rate	3,354,368	—	—	—
Commercial paper rate	—	89,826,910	—	—
LIBOR:
30 day	15,629,688	—	9,449,153	—
90 day	168,358,074	—	29,229,464	—
180 day	4,962,500	—	9,975,000	—
Fixed rate	—	—	—	—
Total	$197,408,982	$89,826,910	$101,000,448	$—

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
 As of June 30, 2014 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended June 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2013. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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

FIFTH STREET SENIOR FLOATING RATE CORP.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Vice Chairman and Chief Executive Officer

By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer
Date: August 13, 2014

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