Form 10-K
period 2014-09-30
Fifth Street Senior Floating Rate Corp.
filed 2014-12-10
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35999
Fifth Street Senior Floating Rate Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	61-1713295 (I.R.S. Employer Identification No.)

777 West Putnam Avenue, 3rd Floor Greenwich, CT (Address of principal executive office)	06830 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2014 is $90,163,808. The registrant had 29,466,768 shares of common stock outstanding as of December 9, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I
Item 1.     Business
General
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. Also, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments while seeking to preserve our capital. We intend to achieve our investment objective by investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies and senior and subordinated loans issued by public companies. Under normal market conditions, at least 80% of the value of our net assets plus borrowings for investment purposes will be invested in floating rate senior loans. The remainder of our investment portfolio may include investments in other securities such as fixed rate loans, fixed and floating rate subordinated loans, or equity investments.  This policy may be changed by our Board of Directors with at least 60 days’ prior written notice provided to stockholders to the extent such a change would not affect our ability to maintain our election as a BDC.
Senior loans typically pay interest at rates which are determined periodically on the basis of the London-Interbank Offered Rate, or LIBOR, plus a premium. The senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered a higher risk than debt instruments that are rated investment grade. We target senior loans that generally bear annual interest at a rate of LIBOR plus a 5.0% premium (with a LIBOR floor), and for our investments that are not considered senior loans, we target an annual interest rate of LIBOR plus a 9.0% premium (with a LIBOR floor). We may make investments with interest rates that differ from our target rates and will periodically reassess our target rates in light of prevailing market conditions.
We invest in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $100 million of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range in size between $3 million and $20 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus, but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. See “Business Development Company Regulations.”
We are managed by Fifth Street Management LLC ("Fifth Street Management") and FSC CT LLC (“FSC CT”) provides the administrative services necessary for us to operate. We believe that our ability to leverage the existing investment management and administrative support platforms of Fifth Street Management and FSC CT, respectively, enables us to operate more efficiently and with lower overhead costs than other newly formed funds of comparable size.
From the time we commenced our operations on June 29, 2013, through September 30, 2014, we have originated over $400 million of funded debt investments. As of September 30, 2014, our portfolio totaled $300.0 million at fair value and was comprised of 48 investments, all of which were in operating companies. The 48 debt investments in our portfolio as of September 30, 2014 had a weighted average debt to EBITDA multiple of 4.36 calculated at the time of origination of the investment. The weighted average annual yield of our debt investments as of September 30, 2014 was approximately 7.27%, of which 7.24% represented cash payments and 0.03% represented other non-cash items. The weighted average annual yield of our debt investments does not, however, represent the return on investment for our stockholders.

On November 1, 2013, FS Senior Funding LLC, our wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian (the “Natixis facility”). Borrowings under the Natixis facility are subject to certain customary advance rates and accrue interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% per annum in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there is a commitment fee payable on the undrawn amount under the credit facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Natixis facility ends 18 months after the closing date and the Natixis facility will mature on November 1, 2021.
As of September 30, 2014, we did not have any borrowings outstanding under the Natixis facility. A majority of our investments are held, in whole or in part, indirectly through FS Senior Funding LLC. The borrowings, if any, under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We may use the Natixis facility to fund a portion of FS Senior Funding LLC’s loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.203% for the year ended September 30, 2014. For the year ended September 30, 2014, we recorded interest expense of $1.6 million related to the Natixis facility.
As a BDC, we are required to comply with certain regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. We are currently targeting a debt to equity ratio of 0.85x (i.e., we aim to have one dollar of equity for each $0.85 of debt outstanding).
As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the Securities and Exchange Commission, or SEC, on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions, subject to the conditions of the relief granted by the SEC, with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.
We have also elected to be treated and qualified, and intend to continue to qualify, for federal income tax purposes as a regulated investment company, or RIC, under subchapter M of the Internal Revenue Code, or the Code. See “Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or realized net capital gains that we distribute to our stockholders if we meet certain source-of-income, annual distribution and asset diversification requirements.
Our principal executive office is located at 777 West Putnam Avenue, 3rd Floor, Greenwich, Connecticut 06830 and our telephone number is (203) 681-3600.
Our Investment Adviser
We are externally managed and advised by Fifth Street Management, a registered investment adviser under the Investment Advisers Act of 1940, or the Advisers Act, that is partially and indirectly owned by Fifth Street Asset Management Inc., a publicly traded asset manager with approximately $5 billion of assets under management as of September 30, 2014. Our administrator, FSC CT, Inc., which has since converted to FSC CT, is a wholly-owned subsidiary of Fifth Street Management, and provides the administrative services necessary for us to operate. Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act, under which it receives from us a percentage of our gross assets as a management fee and a percentage of our ordinary income and capital gains as an incentive fee.
Leonard M. Tannenbaum, the chief executive officer of our investment adviser, has led the investment of over $6 billion in small and mid-sized companies and the origination of over 180 investment transactions since 1998. Our investment adviser also currently serves as the investment adviser to Fifth Street Finance Corp. (“FSC”), in addition to various other private fund vehicles. In focusing on senior loans that bear interest on the basis of a floating base lending rate, our primary investment focus differs from that of FSC, which focuses more generally on debt and equity investments in small and mid-sized companies. However, there may be overlap in terms of our targeted investments. See “Material Conflicts of Interest.”

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
The key principals and members of senior management of our investment adviser are Leonard M. Tannenbaum, our investment adviser’s chief executive officer, Bernard D. Berman, our chairman and our investment adviser’s co-president, Ivelin M. Dimitrov, our chief executive officer and the chief investment officer of our investment adviser, Alexander C. Frank, the chief operating officer and chief financial officer of our investment adviser, Todd G. Owens, our president and our investment adviser’s co-president, and Richard A. Petrocelli, our chief financial officer.
 Business Strategy
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments while seeking to preserve our capital. We have adopted the following business strategy to achieve our investment objective:

•
Concentrate on floating rate senior loans. We concentrate on senior loans that bear interest based on a floating rate. We believe that senior loans, which are often supported by a pledge of collateral, provide us with adequate protection and attractive risk-adjusted returns. However, we can provide no assurance that any collateral will be sufficient to pay interest due or repay principal in the event of a default by a portfolio company. In addition, with interest rates at historically low levels, we believe that investing in floating rate loans provides us with positive exposure to any future period of rising interest rates.

•
Capitalize on our investment adviser's strong relationships with private equity sponsors. Our investment adviser has developed an extensive network of relationships with private equity sponsors that invest in middle market companies, which should serve as a significant source of investment opportunities for us. We believe that the strength of these relationships is due to a common investment philosophy, a consistent market focus, a rigorous approach to diligence and a reputation for delivering on commitments. Although our interests may not always be aligned with our private equity sponsors given their position as the equity holder and our position as the debt holder in our portfolio companies, we believe that private equity sponsors provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies.

•
Focus on established middle market companies. We believe that there are fewer finance companies focused on transactions involving middle market companies than larger companies, and that this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, as well as more significant covenant protection than typical of transactions involving larger companies. We target companies with established market positions, seasoned management teams, proven products and services and strong regional or national operations. We believe that these companies possess better risk-adjusted return profiles than newer companies that are in the early stages of building management teams and/or a revenue base.

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

•
Selectively participate in a broad pipeline of capital market transactions. In addition to making direct originations, we also acquire senior loans through assignments or participations of interests in such loans. To do so, we utilize our investment adviser’s extensive network of sponsor and bank relationships to review a wide variety of transactions. This robust pipeline should allow us to efficiently deploy capital and make investments in selected companies that align with our investment objective.

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

•
Structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns. We structure our aggregate investments on a basis that we believe presents reasonable risk with high cash yields and cash structuring fees. Our investments typically have strong protections, including default penalties, prepayment fees, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe that these protections, coupled with the other features of our investments described above, allow us to reduce our risk of capital loss and should enable us to achieve attractive risk-adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss or achieve attractive risk-adjusted returns.

•
Leverage the skills and experience of our investment adviser. The principals of our investment adviser have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and collectively, they also have experience managing distressed companies. We believe that our investment adviser’s expertise in valuing, structuring, negotiating and closing transactions provides us with a competitive advantage by allowing us to provide financing solutions that meet the needs of our portfolio companies while adhering to our underwriting standards.

Investment Criteria
The principals of our investment adviser have identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies and they use these criteria and guidelines in evaluating investment opportunities for us. However, not all of these criteria and guidelines are met in connection with each of our investments.

•
Established companies with a history of positive operating cash flow. We seek to invest in established companies with sound historical financial performance. We will generally focus on companies with a history of profitability on an operating cash flow basis.

•
Strong market presence. We seek to invest in portfolio companies that we believe have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. We also seek portfolio companies that we believe possess advantages in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors.

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

•
Seasoned management team. We generally require that our portfolio companies have a seasoned management team, with strong corporate governance. We also seek to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in accordance with our interests.

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
The senior loans that we target typically have final maturities of four to six years. However, we expect that our portfolio companies often may repay these loans early, generally within three to four years from the date of initial investment. Early repayments of loans by portfolio companies may have an adverse effect on our earnings to the extent that we are not able to re-invest the proceeds from such repayments in loans that bear interest at rates similar to the rates of the repaid loans or at all.
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
Deal Origination
Our deal origination efforts are focused on building relationships with private equity sponsors that are focused on investing in the middle market companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. The investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that there are approximately 2,500 of such private equity firms and our investment adviser has active relationships with approximately 300 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.
We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors provides us with significant investment opportunities.
Our origination process is designed to efficiently evaluate a large number of opportunities and to identify the most attractive of such opportunities. A significant number of opportunities that clearly do not fit our investment criteria are screened by the originators of our investment adviser when they are initially identified. If an originator believes that an opportunity fits our investment criteria and merits consideration, the investment is presented to our investment adviser’s Investment Committee. This is the first stage of our origination process, the “Review” stage. During this stage, the originator gives a preliminary description of the opportunity. This is followed by preliminary due diligence, from which an investment overview is created. The opportunity may be discussed several times by the full Investment Committee of our investment adviser, or subsets of that Committee. At any point in this stage, we may reject the opportunity, and, indeed, our investment adviser has historically decided not to proceed with more than 80% of the investment opportunities reviewed by its Investment Committee.
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
Investment Underwriting
Investment Underwriting Process and Approval
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
Business Model and Financial Assessment
Prior to making an investment decision, our investment adviser undertakes a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of and reliance upon the due diligence performed by the private equity sponsor and third party experts including accountants and consultants. Areas of evaluation include:

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
Portfolio Management
Active Involvement in our Portfolio Companies
As a BDC, we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we provide managerial assistance to our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, which may include but are not limited to, the following:

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
Ranking Criteria
In addition to various risk management and monitoring tools, we use an investment ranking system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a four-level numeric ranking scale. The following is a description of the conditions associated with each investment ranking:

•	Investment Ranking 1 is used for investments that are performing above expectations and/or a capital gain is expected.

•
Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain materially consistent with the potential risk at the time of the original investment. All new investments are initially ranked 2.

•
Investment Ranking 3 is used for investments that are performing below our expectations and for which risk has materially increased since the original investment. The portfolio company may be out of compliance with debt covenants and requires closer monitoring.

•
Investment Ranking 4 is used for investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Investments with a ranking of 4 are those for which some loss of principal is expected.

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will undertake more aggressive monitoring of the affected portfolio company. While our investment ranking system will identify the relative risk for each investment, the ranking alone does not dictate the scope and/or frequency of any monitoring that we perform. The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2014:

Investment Ranking	Fair Value	% of Portfolio
1	—	—
2	$300,001,397	100.00%
3	—	—
4	—	—
Total	$300,001,397	100.00%
Valuation of Portfolio Investments and Net Asset Value Determinations
As a business development company, we generally invest in illiquid senior loans issued by private middle market companies. All of our investments are recorded at fair value as determined in good faith by our Board of Directors.
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
In accordance with authoritative accounting guidance, we perform detailed valuations of our investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including an asset liquidation model, expected recovery model or other alternative approaches.

Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the investment adviser, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.
Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance. We have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio over the course of each fiscal year; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
Determination of fair values involves subjective judgments and estimates. The notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Quarterly Net Asset Value Determination
Our Board of Directors determines the net asset value per share of our common stock on a quarterly basis. The net asset value per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities include amounts that we have accrued under our investment advisory agreement, including the management fee, income incentive fee and capital gains incentive fee, the latter of which will be accrued based upon the cumulative realized and unrealized capital appreciation in our portfolio.
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
Employees
We do not have any employees. Our day-to-day investment operations are managed by Fifth Street Management as our investment adviser. See “- Investment Advisory Agreement.” Fifth Street Management utilizes over 40 investment professionals, including its principals. In addition, we reimburse our administrator, FSC CT, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “- Administration Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306.
Material Conflicts of Interest
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets of approximately $2.6 billion as of September 30, 2014, that invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. Specifically, FSC generally targets small and mid-sized companies with annual revenues between $25 million and $250 million and generally targets investment sizes ranging from $10 million to $100 million. In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans. In contrast, we target investments ranging from between $3 million and $20 million, and generally target private leveraged middle market companies with approximately $20 million to $100 million of EBITDA. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management also manages private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole or in part, to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest.

Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSC or any other investment fund managed by our affiliates, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.

If we are unable to rely on our exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

Fifth Street Management’s investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Party Transactions, and Director Independence.”

Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs.

Investment Advisory Agreement
Management Services
Our investment adviser, Fifth Street Management, is registered as an investment adviser under the Advisers Act. Our investment adviser serves pursuant to an investment advisory agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines what securities we purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make; and

•	executes, monitors and services the investments we make.
Our investment adviser’s services under the investment advisory agreement are not exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Management Fee
We pay our investment adviser a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our investment adviser and any incentive fees earned by our investment adviser is ultimately borne by our common stockholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1% of our gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash and cash equivalents (as defined in the notes to our consolidated financial statements). Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, if positive, which will not necessarily equal their notional value, will be included in our calculation of gross assets. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed quarters. For example, the average value of our gross assets used for calculating the third quarter base management fee will be equal to our gross assets at the end of the second quarter plus our gross assets at the end of the third quarter, divided by two. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
Incentive Fee
The incentive fee has two parts. The first part ("Part I incentive fee") is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies), (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC CT, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received and may never receive in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 1.5% per quarter (6% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to the investment adviser in any quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5% (the “preferred return” or “hurdle”);

•
50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any quarter (10% annualized) is payable to the investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any quarter; and

•
20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any quarter (10% annualized) is payable to the investment adviser once the hurdle is reached and the catch-up is achieved.

The following is a graphical representation of the calculation of the Part I portion of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)
Percentage of pre-incentive fee net investment income
allocated to Fifth Street Management
The second part of the incentive fee ("Part II incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined at the end of our first fiscal year end was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.
Example 1: Part I Incentive Fee for Each Quarter

Scenario 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 0.80%
Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no Part I incentive fee.
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
= 0.35%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the Part I incentive fee is 0.35%.
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
= 1.0%
Incentive fee = (50% × 1.0%) + (20% × (2.8% – 2.5%))
= 0.50% + (20% × 0.3%)
= 0.50% + 0.06%
= 0.56%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the Part I incentive fee is 0.56%.

(1)	Represents 6% annualized hurdle rate.

(2)	Represents 1% annualized base management fee.

(3)
The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all Pre- Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any quarter.

Example 2: Part II Incentive Fee(*):
Scenario 1:
Assumptions
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
Year 3: FMV of Investment B determined to be $25 million
Year 4: Investment B sold for $31 million
The Part II incentive fee would be:
Year 1: None
Year 2: Part II incentive fee of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)
Year 3: None — $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous Part II incentive fee paid in Year 2)
Year 4: Part II incentive fee of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (Part II incentive fee taken in Year 2)
Scenario 2
Assumptions
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4: FMV of Investment B determined to be $24 million
Year 5: Investment B sold for $20 million
The Part II incentive fee, if any, would be:
Year 1: None
Year 2: $5 million Part II incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)
Year 3: $1.4 million Part II incentive fee(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million Part II incentive fee received in Year 2
Year 4: None
Year 5: None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative Part II incentive fee paid in Year 2 and Year 3(2)

* The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)
As illustrated in Year 3 of Scenario 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate Part II incentive fees that are more than the amount of such fees that would be payable if we had been wound up on our fiscal year end of such year.

(2)
As noted above, it is possible that the cumulative aggregate Part II fee received by our investment adviser ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement. Our investment management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses of offering our debt and equity securities;

•	the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with on-site visits;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent, trustee and custodial fees;

•	interest payments and other costs related to our borrowings;

•	fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses and other costs of meetings of the Board and its committees;

•	brokerage commissions;

•	costs of preparing and mailing proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our administrator or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement and the compensation of our chief financial officer and chief compliance officer and their staffs.

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
Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
Board Approval of the Investment Advisory Agreement
At an in person meeting of our Board of Directors held on June 27, 2013, our Board of Directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser;

•	the projected costs of the services to be provided by our investment adviser (including the base management fee, the incentive fee (including hurdle rates) and expense ratios) and data;

•
the extent to which economies of scale would be realized as we grow, and whether fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders;

•	our investment adviser’s projected profitability with respect to managing us;

•	any existing and potential sources of indirect income our investment adviser and its affiliates receive as a result of the relationship with us; and

•	various other matters.
Based on the information reviewed and the factors discussed above, the Board of Directors, including those directors who are not “interested persons” of the Company, concluded that the terms of the investment advisory agreement, including the fee rates thereunder, were reasonable in relation to the services expected to be provided and approved the investment advisory agreement with the investment adviser as being in the best interests of our stockholders.
Conflicts of interest may arise if the investment adviser seeks to change the terms of our investment advisory agreement, including, for example, the amount of the base management fee, the incentive fee or other compensation terms. Material amendments to our investment advisory agreement must be approved by the affirmative vote of the holders of a majority of our outstanding voting securities and by a majority of our independent directors, and we may from time to time decide it is appropriate to seek the requisite approval to change the terms of the investment advisory agreement.
Administration Agreement
We have entered into an administration agreement with FSC CT under which FSC CT provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the administration agreement, FSC CT also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC CT assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC CT. Our allocable portion of FSC CT's costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC CT provides administrative services.
FSC CT may also provide on our behalf managerial assistance to our portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, FSC CT and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the administration agreement or otherwise as administrator for us.
FSC, Inc. served as our administrator until December 31, 2013. FSC CT assumed such role effective January 1, 2014. The administration agreement with FSC, Inc. had terms substantially similar to the terms of the administration agreement with FSC CT. During the year ended September 30, 2014, we incurred expenses of $0.7 million under the administration agreements.

License Agreement
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we have a right to use the “Fifth Street” name, for so long as Fifth Street Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.
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
Business Development Company Regulations
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our voting securities.
As a business development company, we will not generally be permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC. In September 2014, Fifth Street Management received exemptive relief from the SEC to permit us to co-invest, subject to the conditions of the relief granted by the SEC, with other funds managed by Fifth Street Management in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
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
(iii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;

(2) Securities of any eligible portfolio company that we control;
(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; or
(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Managerial Assistance to Portfolio Companies
Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is substantially similar to a secured loan) involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations that govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth,” and “ — Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.”
Common Stock
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, be able to sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at our 2014 Special Meeting of Stockholders, authorizes us to sell shares of common stock below the then current net asset value per share of our common stock subject to certain limitations, in one or more offerings for the period ending on the earlier of (i) the one year anniversary of the date of the stockholder approval or (ii) the date of our 2015 annual meeting of stockholders, which is expected to be held in March 2015. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations that govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”
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
Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
Other
We are subject to periodic examination by the SEC for compliance with the 1940 Act.
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
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.

The NASDAQ Global Select Market Corporate Governance Regulations
The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.
Taxation as a Regulated Investment Company
As a BDC, we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

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
Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and/or earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and/or results of operations.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Relating to Our Business and Structure
We have a limited operating history.
We were formed in May 2013. As a result of our limited operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.
Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions, we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings will likely have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and/or results of operations.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our investment adviser to receive incentive fees.
Given the structure of our investment advisory agreement with our investment adviser, any general increase in interest rates would likely have the effect of making it easier for our investment adviser to meet the quarterly hurdle rate for payment of income incentive fees under the investment advisory agreement. In addition, in view of the catch-up provision applicable to income incentive fees under the investment advisory agreement, our investment adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our investment adviser's income incentive fee resulting from such a general increase in interest rates.
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
Our ability to achieve our investment objective depends on our investment adviser’s ability to support our investment process; if our investment adviser were to lose any of its key principals, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the principals of our investment adviser. Certain principals of our investment adviser evaluate, negotiate, structure, execute, monitor and service our investments. Our future success depends to a significant extent on the continued service and coordination of the principals of our investment adviser. The departure of any key principals could have a material adverse effect on our ability to achieve our investment objective.
In particular, our ability to achieve our investment objective depends on our investment adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our investment adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depends on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our investment adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our investment adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and/or results of operations.
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, and the inability of the principals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that the principals of our investment adviser will maintain and develop their relationships with private equity sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you would experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns would exceed the cost of borrowing. We are currently targeting a debt to equity ratio of 0.85x (i.e., we aim to have one dollar of equity for each $0.85 of debt outstanding).
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
Our base management fee is payable based upon our gross assets, which includes any borrowings for investment purposes, and may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions that our investment adviser may make on our behalf, we may not be able to monitor this potential conflict of interest.
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
Our Natixis facility subjects significant amounts of our assets to security interests and if we default on our obligations under the Natixis facility, we may suffer adverse consequences, including foreclosure on our assets.
Under the Natixis facility, certain of our assets are pledged as collateral to secure borrowings thereunder. If we default on our obligations under the Natixis facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we intend to operate. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we intend to pay to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under the Natixis facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under such facility.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%, as proposed. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow would be impaired.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay U.S. federal income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
While we expect to be able to issue additional equity securities, we cannot assure you that equity financing will be available to us on favorable terms, or at all. Also, as a BDC, we generally are not permitted to issue equity securities priced below NAV without prior stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities are deemed our affiliate for purposes of the 1940 Act and we generally are prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we would be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions would limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
Fifth Street Management received an exemptive order from to the SEC to permit us to co-invest, subject to the conditions of the relief granted by the SEC, with other funds managed by Fifth Street Management in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
There are significant potential conflicts of interest, including our investment adviser’s management of FSC and certain private investment funds, which could impact our investment returns; you will not be purchasing an investment in FSC.

Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets of approximately $2.6 billion as of September 30, 2014, that invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. Specifically, FSC generally targets small and mid-sized companies with annual revenues between $25 million and $250 million and targets investment sizes generally ranging from $10 million to $100 million.  In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans.  We target investments generally ranging from between $3 million and $20 million, and target private leveraged middle market companies with approximately $20 million to $100 million of EBITDA.  Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. FSC operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSC. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest.
Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSC or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity.  Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.
As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive order.
The incentive fee we pay to our investment adviser relating to capital gains may be effectively greater than 20%.
As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee that we pay to our investment adviser, the cumulative aggregate capital gains fee that will be received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see “— Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this anticipated payment calculation would affect an investment in shares of our common stock.
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
Our Board of Directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose part or all of your investment.
We would be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.
In order to satisfy the requirements applicable to maintain qualification as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

•
The annual distribution requirement for a RIC would be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net taxable income and realized net short-term capital gains in excess of realized net long-

term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The income source requirement would be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement would be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC status or to meet the annual distribution requirement for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may not be able to pay you distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.
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
For federal U.S. income tax purposes, we may include in income certain amounts that we will have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such original issue discount will be included in income before we receive any corresponding cash payments. In addition, as discussed elsewhere herein, our loans may contain payment-in-kind ("PIK") interest provisions. The PIK interest would be computed at the contractual rate specified in each loan agreement, added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to be relieved of U.S. federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the annual distribution requirement and thus become subject to corporate-level U.S. federal income tax.
In addition, as discussed elsewhere herein, our loans may contain PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, will be added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income will need to be paid out to stockholders in cash distributions or, in the event that we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to the PIK interest.
To the extent original issue discount and/or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include original issue discount, or OID, instruments and/or contractual PIK interest. To the extent OID or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC annual distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.
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
We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of an offering in securities meeting our investment objective. During this period, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our business development company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective. In this regard, as of September 30, 2014, we have a cash balance of $109.6 million (including restricted cash) which is principally due to uninvested net proceeds from an August 2014 follow-on equity offering.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we may be permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans, any of which could harm us and our stockholders, potentially with retroactive effect.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find shares of our common stock less attractive because we will rely on this exemption. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile. We did not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

•	may not have collateral sufficient to pay any outstanding interest or principal due to us in the event of a default by these companies;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of our portfolio companies and, in turn, on us;

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

Further, in the course of making available significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
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
We invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. We therefore must rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.
We may allocate the net proceeds from an offering in ways with which you may not agree.
We have significant flexibility in investing the net proceeds of an offering, and may do so in a way with which you may not agree. Additionally, our investment adviser will select our investments subsequent to the closing of an offering, and our stockholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our common stock. In addition, pending such investments, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our business development company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.
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
We generally do not control our portfolio companies.
We generally do not control our portfolio companies, even though our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our anticipated investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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

Our investments in the application software sector face considerable uncertainties including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences and periodic downturns.
As of September 30, 2014, our investments in portfolio companies that operate in the application software sector represents nearly 25% of our total portfolio. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any investments that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.
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
We may make investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the 1940 Act, which qualifying assets must represent at least 70% of our total assets. See “Business Development Company Regulation — Qualifying Assets.”
Our success depends, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.
We may expose ourselves to risks if we engage in hedging transactions.
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our Natixis facility from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our Natixis facility or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
The success of any hedging transactions, if any, will depend on our ability to correctly predict market movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or Natixis facility being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. See also “— Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income."
Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.
The portfolio consists of a limited number of portfolio companies. For example, we held 48 investments as of September 30, 2014, and our largest portfolio company represented approximately 23% of our portfolio investments. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is currently less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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

As of September 30, 2014, our investments in the application software industry represented approximately 25% of the fair value of our portfolio and our investments in the healthcare services industry represented approximately 13% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.
Risks Relating to Our Common Stock

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. In this regard, on July 10, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of (i) the one year anniversary of the date of the stockholder approval or (ii) the date of our 2015 Annual Meeting of Stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.
If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.
Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the net asset value of such shares. Please see “Sales of Common Stock Below Net Asset Value” for a more complete discussion of the potentially dilutive impacts of an offering at a price less than net asset value, per share.
Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value.
Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to net asset value, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	—%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%
(1) Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV

Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. On July 10, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of (i) the one year anniversary of the date of the stockholder approval or (ii) the date of our 2015 annual meeting of stockholders so long as the price is not more than 25% below the then current net asset value per share of our common stock and the aggregate issuances of shares of common stock pursuant to this authority will not dilute the per share net asset value of our common stock by more than 25% on a cumulative basis. In addition, we cannot issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. See “- Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permit us to issue shares of our common stock below net asset value.
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
Our shares of common stock have a limited trading history and we cannot assure you that a public trading market will be sustained for such shares. We cannot predict the prices at which our common stock will trade. We cannot assure you that the market price of shares of our common stock will not decline at any time. In addition, our common stock has traded below its net asset value since our inception and if our common stock continues to trade below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FSFR.” The following table sets forth, for each fiscal quarter during the last two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2014
First quarter	$13.91	$13.09
Second quarter	$15.10	$13.20
Third quarter	$14.83	$13.75
Fourth quarter	$14.33	$11.27
Period from July 12, 2013 through September 30, 2013	$14.50	$11.62
The last reported price for our common stock on December 8, 2014 was $10.61 per share. As of December 8, 2014, we had three stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
In May 2013, we issued 100 shares of common stock to our former chief executive officer, Mr. Tannenbaum, for $1,500 in connection with our organization. The issuance of such shares of our common stock was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.
We did not engage in any sales of unregistered securities during the period from June 29, 2013 through September 30, 2014, nor did we issue any shares of common stock under our dividend reinvestment plan (“DRIP”). Any issuance would not be subject to the registration requirements of the Securities Act of 1933, as amended.
Distributions
Our dividends, if any, are determined by our Board of Directors.
In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Taxation as a Regulated Investment Company.”
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

The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock since inception:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
September 9, 2014	December 15, 2014	January 15, 2015	0.30
November 20, 2014	April 2, 2015	April 15, 2015	0.30
_______________________
(1) Shares were purchased on the open market and distributed.
Stock Performance Graph
The following graph compares the cumulative total return provided to our shareholders relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of our two direct competitors, Solar Senior Capital Ltd. and PennantPark Floating Rate Capital Ltd. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on July 12, 2013, the date our common stock was listed, and in each index at June 30, 2013, and its relative performance is tracked through September 30, 2014.

	7/12/2013	7/13	8/13	9/13	10/13	11/13	12/13	1/14

Fifth Street Senior Floating Rate Corp.	100.00	100.28	98.80	95.69	97.10	94.06	95.04	98.62
NYSE Composite	100.00	105.05	101.72	105.64	110.06	112.23	114.82	110.18
NASDAQ Financial	100.00	105.84	101.21	104.30	108.90	115.61	116.38	111.56
Peer Group	100.00	98.50	93.22	96.46	95.81	98.28	98.55	99.57

	2/14	3/14	4/14	5/14	6/14	7/14	8/14	9/14

Fifth Street Senior Floating Rate Corp.	101.85	104.85	103.82	107.32	104.23	102.97	91.68	90.00
NYSE Composite	115.55	116.93	118.21	120.06	122.75	120.11	123.98	120.34
NASDAQ Financial	114.85	117.04	111.85	111.85	116.18	113.19	116.65	113.67
Peer Group	101.80	97.72	97.09	98.71	100.79	98.01	98.62	96.61

Selected unaudited quarterly financial data for Fifth Street Senior Floating Rate Corp. for the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013 is below:

	For the three months ended				For the period ended
(dollars in thousands, except per share amounts)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Total investment income	$6,284,944	$3,845,412	$3,405,920	$2,306,343	$1,144,460
Net investment income	3,804,767	1,862,512	1,790,714	1,503,473	841,358
Realized and unrealized gain (loss)	702,416	(69,719)	(86,752)	(271,814)	—
Net increase in net assets resulting from operations	4,507,183	1,792,793	1,703,962	1,231,659	841,358
Net assets	372,686,925	100,837,884	100,845,119	100,674,516	100,842,878
Total investment income per common share	$0.37	$0.58	$0.51	$0.35	$0.22
Net investment income per common share	0.22	0.28	0.27	0.23	0.16
Earnings per common share	0.26	0.27	0.26	0.18	0.16
Net asset value per common share at period end	12.65	15.13	15.13	15.10	15.13

Item 6.     Selected Financial Data
The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal year ended September 30, 2014 and as of September 30, 2013 and for the period from June 29, 2013 through September 30, 2013 set forth below was derived from the audited financial statements and related notes for Fifth Street Senior Floating Rate Corp.

	At and for the Year Ended September 30, 2014	At and for the period from June 29, 2013 (commencement of operations) through September 30, 2013
Statement of Operations data:
Total investment income	$15,842,619	$1,144,460
Base management fee, net	1,602,617	61,379
Part I incentive fee	1,556,612	—
Part II incentive fee	54,826	—
All other expenses	3,667,100	241,723
Net investment income	8,961,464	841,358
Realized and unrealized gains on investments	274,131	—
Net increase in net assets resulting from operations	9,235,595	841,358
Per share data:
Net asset value per common share at period end	$12.65	$15.13
Market price at period end	11.82	13.54
Net investment income	0.96	0.16
Realized and unrealized gain on investments	0.03	—
Net increase in net assets resulting from operations	0.99	0.16
Distributions per common share	1.01	—
Balance Sheet data at period end:
Total investments at fair value	$300,001,397	$48,653,617
Cash, cash equivalents and restricted cash	109,557,165	52,346,831
Other assets	2,946,782	449,596
Total assets	412,505,344	101,450,044
Total liabilities	39,818,419	607,166
Total net assets	372,686,925	100,842,878
Other data:
Weighted average yield on debt investments(1)	7.27%	6.81%
Number of investments at period end	48	8

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in connection with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. The "previous year comparative period" presented for these financial statements is for the period from June 29, 2013 through September 30, 2013, as we commenced operations on June 29, 2013.
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

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs; and

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
Overview
We were formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. Also, we are an “emerging growth company,” as defined in the JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
 On July 17, 2013, we completed an initial public offering of 6,666,668 shares of our common stock at the public offering price of $15.00 per share. The proceeds of our initial public offering totaled $100.0 million and all offering costs were borne by our Investment Adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses.

On August 19, 2014, the Company completed a follow-on public offering of 22,800,000 shares of its common stock at the public offering price of $12.91 per share. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “FSFR."
Critical Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions affecting amounts reported in the consolidated financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income or revenues. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the investment adviser, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of all of our investments at September 30, 2014 and September 30, 2013, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current fiscal year were as follows:

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
As of September 30, 2014 and September 30, 2013, approximately 72.7% and 48.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees which are classified as fee income and recognized as they are earned.
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of September 30, 2014, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security. There were no investments on which we earned PIK interest for the year ended September 30, 2014 and for period from June 29, 2013 through September 30, 2013.
For a discussion of risks we are subject to if we were to acquire loans that bear PIK interest, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments.” In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments would increase the recorded cost basis of these investments in our financial statements and, as a result, would increase the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
To qualify as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of September 30, 2014 and September 30, 2013.
Portfolio Composition
Our investments principally consist of senior secured loans in privately-held companies. Our loans are typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to seven years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien and second lien loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management’s view of where the best risk-adjusted returns are available.
As of September 30, 2014 and September 30, 2013, 99.8% and 100.0%, respectively, of our investment portfolio, at cost and fair value, was invested in senior secured debt investments that bore interest at floating rates.

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	September 30, 2014	September 30, 2013
Cost:
Application software	24.60%	16.86%
Healthcare services	12.76	53.44
Internet software & services	9.02	—
Integrated telecommunication services	6.13	—
Casinos & gaming	4.43	—
Advertising	3.60	—
Pharmaceuticals	3.31	—
Hotels, resorts & cruise lines	3.21	—
Education services	3.12	—
Healthcare equipment	2.97	—
Healthcare technology	2.65	—
Construction and engineering	2.03	—
Data processing & outsourced services	2.00	—
Diversified capital markets	1.81	10.28
Alternative carriers	1.66	—
Electrical components & equipment	1.66	—
Personal products	1.65	—
Research & consulting services	1.65	—
Oil & gas equipment & services	1.58	10.28
Computer hardware	1.53	—
Electronic components	1.53	—
Movies & entertainment	1.49	—
Fertilizers & agricultural chemicals	1.32	—
Diversified support services	1.16	—
Specialty chemicals	1.07	—
Specialized consumer services	1.06	—
Wireless telecommunication services	1.00	—
Packaged foods & meats	—	9.14
Total	100.00%	100.00%

Fair value:	September 30, 2014	September 30, 2013
Application software	24.59%	16.86%
Healthcare services	12.73	53.44
Internet software & services	9.03	—
Integrated telecommunication services	6.13	—
Casinos & gaming	4.43	—
Advertising	3.61	—
Pharmaceuticals	3.30	—
Hotels, resorts & cruise lines	3.20	—
Education services	3.13	—
Healthcare equipment	2.97	—
Healthcare technology	2.67	—
Construction and engineering	2.03	—
Data processing & outsourced services	2.00	—
Diversified capital markets	1.80	10.28
Alternative carriers	1.66	—
Research & consulting services	1.65	—
Personal products	1.63	—
Electrical components & equipment	1.62	—
Oil & gas equipment & services	1.57	10.28
Movies & entertainment	1.55	—
Electronic components	1.54	—
Computer hardware	1.54	—
Fertilizers & agricultural chemicals	1.35	—
Diversified support services	1.15	—
Specialty chemicals	1.07	—
Specialized consumer services	1.06	—
Wireless telecommunication services	0.99	—
Packaged foods & meats	—	9.14
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2014 and September 30, 2013:

	September 30, 2014			September 30, 2013
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$300,001,397	100.00%	4.48	$48,653,617	100.00%	4.32
3	—	—	—	—	—	—
4	—	—	—	—	—	—
Total	$300,001,397	100.00%	4.48	$48,653,617	100.00%	4.32
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of September 30, 2014, we had modified the payment terms of our investment in one portfolio company. As of September 30, 2013, we had not modified the payment terms of any investments.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2014 and September 30, 2013, there were no investments on which we had stopped accruing interest income. For the year ended September 30, 2014 and for period from June 29, 2013 through September 30, 2013, there were no income non-accrual amounts.
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
Comparison of year ended September 30, 2014 and period from June 29, 2013 through September 30, 2013
Total Investment Income
Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, prepayment fees and waiver fees.
Total investment income for the year ended September 30, 2014 and for the period from June 29, 2013 through September 30, 2013 was $15.8 million and $1.1 million, respectively. For the year ended September 30, 2014, this amount primarily consisted of $10.1 million of interest income from portfolio investments and $5.7 million of fee income. For the period from June 29, 2013 through September 30, 2013, this amount primarily consisted of $0.4 million of interest income from portfolio investments and $0.7 million of fee income. The weighted average cash yield on our debt investments at September 30, 2014 and September 30, 2013 was 7.24% and 6.77%, respectively. The increase in interest income over the previous year comparative period was due to a full year of operation and the increased size of our portfolio.
Expenses
Net expenses for the year ended September 30, 2014 and for the period from June 29, 2013 through September 30, 2013 were $6.9 million and $0.3 million, respectively. For the year ended September 30, 2014, this amount primarily consisted of $1.6 million of interest expense, $1.6 million of base management fees (net of waivers), $1.6 million Part I incentive fee and $0.8 million in professional fees. Our expenses increased over the previous year comparative period due to a full year of operations and the increased size of our portfolio.
Net Investment Income

As a result of the $14.7 million increase in total investment income as compared to the $6.6 million increase in net expenses, net investment income for the year ended September 30, 2014 reflected a $8.1 million or 965.1% increase compared to the period from June 29, 2013 through September 30, 2013, which was due to a full year of operations and the increased size of our portfolio.
Realized Gain (Loss) on Investments
During the year ended September 30, 2014, we recorded investment realization events, including the following:

•
In March 2014, we received a cash payment of $5.0 million from Bellisio Foods, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In May 2014, we received a cash payment of $8.8 million from American Auto Auction Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In August 2014, we received a cash payment of $4.5 million from Quorum Business Solutions (USA), Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In August 2014, we received a cash payment of $7.5 million from TriMark USA LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2014, we received total cash payments of $147.6 million in connection with full or partial open market sales and repayments of debt investments and recorded a net realized gain of $0.3 million.

During the period from June 29, 2013 through September 30, 2013, we recorded the following investment realization event:

•
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
During the year ended September 30, 2014, we recorded net unrealized appreciation of $4,150, consisting of $167,990 of unrealized appreciation of equity investments and $85,076 of net reclassifications to realized losses on debt investments (resulting in unrealized appreciation), partially offset by $248,916 of unrealized depreciation on debt investments. During the period from June 29, 2013 through September 30, 2013, we recorded no net unrealized appreciation or depreciation on our investments.
Financial Condition, Liquidity and Capital Resources
Cash Flows
We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt and funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or as we deem appropriate.
For the year ended September 30, 2014, we experienced a net increase in cash and cash equivalents of $55.1 million. During that period, we used $214.5 million of cash in operating activities, primarily for the funding of $404.2 million of investments and net revolvers, partially offset by $153.1 million of principal payments and proceeds from the sale of investments and $9.0 million of net investment income. During the same period, cash provided by financing activities was $269.6 million, primarily consisting of $276.7 million net proceeds from a follow-on equity offering, partially offset by $4.7 million of cash dividends paid, $1.8 million of deferred financing costs recognized and $0.5 million of offering costs paid.
For the period from June 29, 2013 through September 30, 2013, we experienced a net increase in cash and cash equivalents of $52.3 million. During that period, we used $47.7 million of cash in operating activities, primarily for the funding of $52.7 million of investments and net revolvers, partially offset by $4.0 million of proceeds from the sale of an investment and $0.8 million of net investment income. During the same period, cash provided by financing activities was $100.0 million consisting of proceeds from our initial public offering.
As of September 30, 2014, we had $107.4 million of cash and cash equivalents, $2.1 million of restricted cash, portfolio investments (at fair value) of $300.0 million, dividend payable of $8.8 million, payables from unsettled transactions of $27.9 million and unfunded commitments of $19.6 million.
As of September 30, 2013, we had $52.3 million of cash and cash equivalents, portfolio investments (at fair value) of $48.7 million, $0.4 million of interest and fees receivable and unfunded commitments of $5.8 million.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of our securities. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful.
In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since Inception
The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock since inception:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
September 9, 2014	December 15, 2014	January 15, 2015	0.30
November 20, 2014	April 2, 2015	April 15, 2015	0.30
_______________________
(1) Shares were purchased on the open market and distributed.
On July 17, 2013, we completed an initial public offering of 6,666,668 shares of our common stock at the public offering price of $15.00 per share. The proceeds totaled $100.0 million and all offering costs were borne by our investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses.

On August 19, 2014, we completed a follow-on public offering of 22,800,000 shares of our common stock at the public offering price of $12.91. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million.
Borrowings
On November 1, 2013, FS Senior Funding LLC, our wholly-owned, special purpose financing subsidiary entered into the $100 million revolving credit Natixis facility with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
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
As of September 30, 2014, we did not have any borrowings outstanding under the Natixis facility. Borrowings under the Natixis facility, if any, are secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We may use the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.203% for the year ended September 30, 2014. For the year ended September 30, 2014, we recorded interest expense of $1.6 million related to the Natixis facility. For the period from June 29, 2013 through September 30, 2013, we recorded no interest expense since we had not yet entered into the Natixis facility.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2014 and September 30, 2013, our only off-balance sheet arrangements consisted of $19.6 million and $5.8 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers & term loans) as of September 30, 2014 and September 30, 2013 is shown in the table below:

	September 30, 2014	September 30, 2013
BeyondTrust Software, Inc.	$5,625,000	—
Landslide Holdings, Inc.	5,000,000	$5,000,000
Triple Point Group Holdings, Inc.	4,984,375	—
GTCR Valor Companies, Inc.	2,412,308	—
NextCare, Inc.	1,555,642	—
Bellisio Foods, Inc.	—	800,847
Total	$19,577,325	$5,800,847
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Natixis facility:

	Debt Outstanding as of September 30, 2013	Debt Outstanding as of September 30, 2014	Weighted average debt outstanding for the year ended September 30, 2014	Maximum debt outstanding for the year ended September 30, 2014
Credit facility payable	$—	—	$49,833,018	$92,958,910
Total debt	$—	$—	$49,833,018	$92,958,910
Regulated Investment Company Status and Dividends

We have elected to be treated and qualified as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a U.S. federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2014). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2013. We do not expect to incur a U.S. federal excise tax for calendar year 2014. We may incur a U.S. federal excise tax in future years.
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our Natixis facility. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman and Dimitrov, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Adviser's Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013, we incurred fees of $3.2 million and $0.1 million, respectively, under the investment advisory agreement.
Pursuant to the administration agreement with FSC CT Inc., which has since converted to FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. For the year ended September 30, 2014, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from the August 2014 offering, which resulted in a waiver of $0.2 million. During the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013, we incurred fees of $0.7 million and $0.1 million, respectively, under the administration agreements.
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, the chief executive officer of our investment adviser.
Recent Developments
On October 16, 2014, we entered into agreements to expand our Natixis facility from $100 million to $200 million, including a $100 million term loan and a $100 million revolving credit facility. Fifth Third Bank (“Fifth Third”) also joined the facility as a term loan lender.  The $50 million term loan provided by Fifth Third is priced at LIBOR plus 2% per annum, and the $100 million revolving credit facility and $50 million term loan provided by Natixis, New York Branch, are priced at the applicable commercial paper rate plus 1.9% per annum. The facility maturity date of November 1, 2021 remains unchanged.
On November 5, 2014, we formed FSFR Glick JV LLC ("FSFR Glick JV"), a joint venture with entities controlled by members of the Glick Family ("GF Funding"). The joint venture is expected to primarily invest in senior secured floating rate middle market corporate debt securities.  FSFR Glick JV has $100 million in commitments of subordinated notes and equity with FSFR providing $87.5 million and GF Funding providing $12.5 million. In addition, FSFR Glick JV intends to seek third party financing to support the joint venture.
On November 20, 2014, our Board of Directors declared a dividend of $0.30 which will be payable on April 15, 2015 to shareholders of record on April 2, 2015.
Effective November 26, 2014, our Board of Directors increased its size to seven members and appointed Alexander C. Frank to the Board to serve until our 2017 Annual Meeting of Stockholders. Mr. Frank joined Fifth Street in 2011 and currently serves as chief operating officer and chief financial officer of Fifth Street Asset Management Inc.
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

As of September 30, 2014, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2014, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. As we are currently undrawn on our Natixis facility, there is no impact to interest expense from a hypothetical base rate change in interest rates.

Basis point increase(1)	Interest Income
500	$11,792,800
400	8,799,466
300	5,806,132
200	2,812,798
100	—
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal as of September 30, 2014 and September 30, 2013. As we are currently undrawn on our Natixis facility, borrowings are not shown below.

	September 30, 2014	September 30, 2013
Money market rate	$109,557,165	$52,346,831
Prime rate	5,177,783	—
LIBOR:
30 day	29,929,483	9,449,153
60 day	3,221,875	—
90 day	261,536,008	29,229,464
180 day	—	9,975,000
Fixed rate	—	—
Total	$409,422,314	$101,000,448

Item 8. Financial Statements
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Assets and Liabilities as of September 30, 2014 and September 30, 2013	59
Consolidated Statements of Operations for the year ended September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	60
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	61
Consolidated Statements of Cash Flows for the year ended September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	62
Consolidated Schedule of Investments as of September 30, 2014	63
Schedule of Investments as of September 30, 2013	67
Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fifth Street Senior Floating Rate Corp.:
In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of Fifth Street Senior Floating Rate Corp. and its subsidiary (the “Company”) at September 30, 2014 and September 30, 2013, and the results of their operations, the changes in their net assets and their cash flows for the year ended September 30, 2014 and for the period from June 29, 2013 (commencement of operations) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at September 30, 2014 by correspondence with the custodian and the application of alternative auditing procedures where replies had not been received, provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
December 9, 2014

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities

	September 30, 2014	September 30, 2013
ASSETS
Investments at fair value:
Non-control/Non-affiliate investments (cost September 30, 2014: $299,997,247; cost September 30, 2013: $48,653,617)	$300,001,397	$48,653,617
Total investments at fair value (cost September 30, 2014: $299,997,247; cost September 30, 2013: $48,653,617)	300,001,397	48,653,617
Cash and cash equivalents	107,429,760	52,346,831
Restricted cash	2,127,405	—
Interest and fees receivable	1,120,010	394,023
Due from portfolio companies	200,840	8,333
Deferred financing costs	1,625,932	—
Other assets	—	47,240
Total assets	$412,505,344	$101,450,044
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,213,683	$484,066
Base management fee payable	475,437	61,379
Part I incentive fee payable	926,180	—
Part II incentive fee payable	54,826	—
Due to FSC CT	239,617	61,721
Interest payable	205,646	—
Dividend payable	8,840,030	—
Payables from unsettled transactions	27,863,000	—
Total liabilities	39,818,419	607,166
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 29,466,768 and 6,666,768 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	294,668	66,668
Additional paid-in-capital	374,101,816	99,934,852
Net unrealized appreciation on investments	4,150	—
Net realized gain on investments	—	—
Accumulated (overdistributed) undistributed net investment income	(1,713,709)	841,358
Total net assets (equivalent to $12.65 and $15.13 per common share at September 30, 2014 and September 30, 2013, respectively) (Note 12)	372,686,925	100,842,878
Total liabilities and net assets	$412,505,344	$101,450,044

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations

	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Interest income:
Non-control/Non-affiliate investments	$10,121,680	$434,338
Interest on cash and cash equivalents	8,889	1,674
Total interest income	10,130,569	436,012
Fee income:
Non-control/Non-affiliate investments	5,712,050	708,448
Total fee income	5,712,050	708,448
Total investment income	15,842,619	1,144,460
Expenses:
Base management fee	1,757,492	61,379
Part I incentive fee	1,556,612	—
Part II incentive fee	54,826	—
Professional fees	827,447	102,811
Board of Directors fees	185,083	33,521
Interest expense	1,555,767	—
Administrator expense	514,861	61,721
General and administrative expenses	583,942	43,670
Total expenses	7,036,030	303,102
Base management fee waived	(154,875)	—
Net expenses	6,881,155	303,102
Net investment income	8,961,464	841,358
Unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	4,150	—
Net unrealized appreciation on investments	4,150	—
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	269,981	—
Net realized gain on investments	269,981	—
Net increase in net assets resulting from operations	$9,235,595	$841,358
Net investment income per common share — basic and diluted	$0.96	$0.16
Earnings per common share — basic and diluted	$0.99	$0.16
Weighted average common shares outstanding — basic and diluted	9,290,330	5,319,250

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Operations:
Net investment income	$8,961,464	$841,358
Net unrealized appreciation on investments	4,150	—
Net realized gain on investments	269,981	—
Net increase in net assets resulting from operations	9,235,595	841,358
Stockholder transactions:
Distributions to stockholders from ordinary income	(11,823,899)	—
Tax return of capital	(1,749,538)	—
Net decrease in net assets from stockholder transactions	(13,573,437)	—
Capital share transactions:
Issuance of common stock, net	276,181,889	100,000,020
Issuance of common stock under dividend reinvestment plan	224,038	—
Repurchases of common stock under dividend reinvestment plan	(224,038)	—
Net increase in net assets from capital share transactions	276,181,889	100,000,020
Total increase in net assets	271,844,047	100,841,378
Net assets at beginning of period	100,842,878	1,500
Net assets at end of period	$372,686,925	$100,842,878
Net asset value per common share	$12.65	$15.13
Common shares outstanding at end of period	29,466,768	6,666,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows

	Year ended September 30, 2014	Period from June 29, 2013 through September 30, 2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,235,595	$841,358
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(4,150)	—
Net realized gain on investments	(269,981)	—
Recognition of fee income	(5,712,050)	(708,448)
Accretion of original issue discount on investments	(50,074)	(4,464)
Amortization of deferred financing costs	210,415	—
Changes in operating assets and liabilities:
Fee income received	5,755,018	708,448
Increase in restricted cash	(2,127,405)	—
Increase in interest and fees receivable	(725,987)	(394,023)
Increase in due from portfolio companies	(192,507)	(8,333)
(Increase) decrease in other assets	47,240	(47,240)
Increase in accounts payable, accrued expenses and other liabilities	729,617	484,066
Increase in base management fee payable	414,058	61,379
Increase in incentive fee payable	981,006	—
Increase in due to FSC CT	177,896	61,721
Increase in interest payable	205,646	—
Increase in payables from unsettled transactions	27,863,000	—
Purchases of investments and net revolver activity	(404,197,284)	(52,657,486)
Principal payments applied to investments (scheduled payments)	5,587,277	8,333
Principal payments applied to investments (payoffs)	26,978,730	—
Proceeds from the sale of investments	120,564,734	4,000,000
Net cash used in operating activities	(214,529,206)	(47,654,689)
Cash flows from financing activities:
Proceeds from the issuance of common stock	276,687,121	100,000,020
Distributions paid in cash	(4,700,460)	—
Repurchases of common stock under dividend reinvestment plan	(32,946)	—
Borrowings under credit facility	110,620,610	—
Repayments of borrowings under credit facility	(110,620,610)	—
Deferred financing costs paid	(1,836,347)	—
Offering costs paid	(505,233)	—
Net cash provided by financing activities	269,612,135	100,000,020
Net increase in cash and cash equivalents	55,082,929	52,345,331
Cash and cash equivalents, beginning of period	52,346,831	1,500
Cash and cash equivalents, end of period	$107,429,760	$52,346,831
Supplemental information:
Cash paid for interest	$1,220,079	$—
Non-cash financing activities
Issuance of shares of common stock under dividend reinvestment plan	$32,946	$—
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020 (8)(10)		$2,181,723	$2,079,045	$2,001,494
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			2,079,045	2,001,494
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020 (8)(10)		1,670,679	1,670,678	1,671,520
			1,670,678	1,671,520
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(10)		4,749,995	4,749,995	4,708,121
			4,749,995	4,708,121
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)		4,950,000	4,950,000	4,959,019
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	1,000,000	1,003,056
			5,950,000	5,962,075
Landslide Holdings, Inc.	Application software
First Lien Revolver, L+4.25% (1% floor) cash due 8/9/2018			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(10)		4,950,000	4,950,000	4,855,860
			4,950,000	4,855,860
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(10)		5,447,487	5,447,487	5,459,605
			5,447,487	5,459,605
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(10)		4,962,500	4,962,500	4,980,474
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (8)		3,000,000	3,000,000	3,030,948
			7,962,500	8,011,422
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)		2,400,000	2,400,000	2,401,616
			2,400,000	2,401,616
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(10)		6,461,732	6,461,732	6,366,822
			6,461,732	6,366,822
Travel Leaders Group, LLC	Hotels, resorts & cruise lines
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 12/5/2018 (8)(10)		9,625,000	9,625,000	9,592,523
			9,625,000	9,592,523
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(10)		3,473,750	3,473,750	3,461,756
			3,473,750	3,461,756
Power Products, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/13/2019 (8)(10)		4,975,000	4,975,000	4,860,113
			4,975,000	4,860,113
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/12/2019 (8)(10)		4,937,500	4,937,500	4,941,631
			4,937,500	4,941,631
Therakos, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.25% (1.25% floor) cash due 12/27/2017 (8)(10)		1,946,028	1,946,028	1,927,011
			1,946,028	1,927,011
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+4.5% (3.25% floor) cash due 12/20/2018 (8)(10)		$4,812,500	$4,812,500	$4,871,425
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 6/19/2020 (8)(10)		2,000,000	2,000,000	2,046,110
			6,812,500	6,917,535
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)		9,925,000	9,925,000	9,887,945
			9,925,000	9,887,945
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		5,384,152	5,384,152	5,396,673
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)			—	—
Senior Revolver, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		187,410	187,410	187,410
Acquisition Line, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		398,781	398,781	398,781
			5,970,343	5,982,864
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(10)		4,937,500	4,937,500	4,888,194
			4,937,500	4,888,194
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (8)		3,100,000	3,100,000	3,107,612
			3,100,000	3,107,612
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(10)		6,382,886	6,354,343	6,376,798
			6,354,343	6,376,798
Deluxe Entertainment Services Group Inc.	Movies & entertainment
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 2/28/2020 (8)(10)		4,672,320	4,483,834	4,640,481
			4,483,834	4,640,481
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (8)		1,250,000	1,250,000	1,258,260
			1,250,000	1,258,260
Extreme Reach, Inc.	Advertising
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 1/24/2020 (8)(10)		5,432,000	5,432,000	5,473,100
			5,432,000	5,473,100
CM Delaware LLC	Advertising
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (7)(8)(9)(10)		2,189,000	2,189,000	2,189,687
			2,189,000	2,189,687
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(10)		4,604,167	4,604,167	4,605,770
			4,604,167	4,605,770
TravelCLICK, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019 (8)(10)		4,987,816	4,987,816	4,993,915
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (8)		4,000,000	4,000,000	4,002,939
			8,987,816	8,996,854
LTI Flexible Products, Inc.	Electronic components
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/1/2021 (8)(10)		4,588,500	4,588,500	4,611,005
			4,588,500	4,611,005
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (8)		4,400,000	4,394,774	4,403,484
			4,394,774	4,403,484
IPC Systems, Inc.	Alternative carriers
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/8/2020 (8)(10)		4,987,500	4,987,500	4,987,468
			4,987,500	4,987,468
LTCG Holdings Corp.	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/6/2020 (8)(10)		1,185,000	1,185,000	1,185,844
			1,185,000	1,185,844
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)		3,179,723	3,179,723	3,176,754
Delayed Draw Term Loan, L+5% (1% floor) cash due 5/30/2021			—	—
			3,179,723	3,176,754
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(10)		$3,990,000	$3,990,000	$3,992,347
			3,990,000	3,992,347
American Residential Services, L.L.C.	Specialized consumer services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 6/30/2021 (8)(10)		3,192,000	3,192,000	3,193,060
			3,192,000	3,193,060
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(10)		3,955,000	3,955,000	4,039,398
			3,955,000	4,039,398
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (7)(10)		2,992,500	2,992,500	2,797,378
35.5263 Common Stock Warrants (7)			—	167,990
			2,992,500	2,965,368
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(10)		7,000,000	7,000,000	7,000,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)		3,000,000	3,000,000	3,000,000
			10,000,000	10,000,000
Symphony Teleca Services, Inc.	Application software
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/7/2019 (10)		2,500,000	2,500,000	2,500,000
			2,500,000	2,500,000
St. George's University Scholastic Services LLC	Education services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/7/2021 (7)(10)		3,000,000	3,000,000	3,000,000
			3,000,000	3,000,000
CPI Buyer, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/15/2021		8,900,000	8,900,000	8,900,000
			8,900,000	8,900,000
EP Minerals, LLC	Specialty chemicals
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/20/2020 (10)		3,200,000	3,200,000	3,200,000
			3,200,000	3,200,000
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/29/2021		6,000,000	6,000,000	6,000,000
			6,000,000	6,000,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (10)		67,500,000	67,460,337	67,500,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (11)			(3,305)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	500,000
			67,957,032	68,000,000
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (10)		7,500,000	7,500,000	7,500,000
			7,500,000	7,500,000
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2019 (10)		6,100,000	6,100,000	6,100,000
			6,100,000	6,100,000
Scientific Games International, Inc.	Casinos & gaming
First Lien Term Loan, LIBOR+5% (1% floor) cash due 9/17/2021 (10)		13,300,000	13,300,000	13,300,000
			13,300,000	13,300,000
Evergreen Skills Lux S.a.r.l	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 4/28/2021 (7)(10)		2,400,000	2,400,000	2,400,000
			2,400,000	2,400,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
Vestcom International, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 9/30/2021 (10)		6,000,000	6,000,000	6,000,000
			6,000,000	6,000,000
Total Non-Control/Non-Affiliate Investments (80.5% of net assets)			$299,997,247	$300,001,397
Total Portfolio Investments (80.5% of net assets)			$299,997,247	$300,001,397
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(7)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(8)
The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

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

Portfolio Company	Effective date	Cash interest	Reason
CM Delaware LLC	May 5, 2014	+ 0.75% on First Lien Term Loan	Per loan amendment

(10)	Held by the Company, in whole or in part, indirectly through FS Senior Funding LLC and pledged as collateral under the Company's credit facility with Natixis, New York Branch.

(11)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

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
On August 19, 2014, the Company completed a follow-on public offering of 22,800,000 shares of its common stock at the public offering price of $12.91 per share. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million.
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
The previous year comparative period presented for these financial statements is for the period from June 29, 2013 through September 30, 2013, as June 29, 2013 was the commencement of the Company's operations.
Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimates inherent in the preparation of the Company’s Consolidated Financial Statements are the valuation of investments and revenue recognition.
The Consolidated Financial Statements include portfolio investments at fair value of $300.0 million and $48.7 million at September 30, 2014 and September 30, 2013, respectively. The portfolio investments represent 80.5% and 48.2% of net assets at September 30, 2014 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
The fair value of each of the Company’s investments at September 30, 2014 and September 30, 2013 was determined by the Board of Directors. The Board of Directors has engaged independent valuation firms to provide the Company with valuation assistance on a portion of the Company's portfolio on a quarterly basis and a substantial portion of the Company's portfolio over the course of each fiscal year; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
Investment Income:
Interest income, adjusted for accretion of original issue discount (“OID”) is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible.
The Company generally recognizes dividend income on the ex-dividend date.
The Company may invest in debt securities which contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.
Fee income consists of the monthly servicing fees, advisory fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash, cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. As of September 30, 2014, included in cash, cash equivalents and restricted cash is $4.9 million that was held at U.S. Bank, National Association in connection with the Company’s Natixis facility (as defined in Note 6 — Line of Credit). Pursuant to the terms of the credit agreement, the Company is restricted in terms of access to $2.1 million of the $4.9 million until such time as the Company submits its required monthly reporting schedules and Natixis, New York Branch verifies the Company’s compliance with the terms of the credit agreement with the Company.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses in connection with the closing or amending of the Company's Natixis facility, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the Natixis facility. This amortization expense is included in interest expense in the Company’s Consolidated Statements of Operations.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of Company's common stock, including legal, accounting and printing fees. There were $0.5 million of offering costs charged to capital during the year ended September 30, 2014.
Income Taxes:
As a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code ("Code"), the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any U.S. federal or state income tax at the corporate level. As a RIC, the Company is also be subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company does not expect to incur a U.S. federal excise tax for calendar year 2014. The Company may incur a U.S. federal excise tax in future years.
ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. The Company anticipates no impact from adoption of this guidance. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.
Note 3. Portfolio Investments
At September 30, 2014, 80.5% of net assets, or $300.0 million, was invested in 48 portfolio investments and 28.8% of net assets, or $107.4 million, was in cash and cash equivalents (excluding restricted cash). In comparison, at September 30, 2013, 48.2% of net assets, or $48.7 million, was invested in 8 portfolio investments and 51.9% of net assets, or $52.3 million, was in cash and cash equivalents. As of September 30, 2014 and September 30, 2013, 99.8% and 100.0%, respectively, of our investment portfolio, at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
During the year ended September 30, 2014, the Company recorded net unrealized appreciation of $4,150, consisting of $167,990 of unrealized appreciation of equity investments and $85,076 of net reclassifications to realized losses on debt investments (resulting in unrealized appreciation), partially offset by $248,916 of unrealized depreciation on debt investments. During the period from June 29, 2013 through September 30, 2013, the Company recorded no net unrealized appreciation or depreciation on its investments.
The composition of the Company's investments as of September 30, 2014 and September 30, 2013 at cost and fair value was as follows:

	September 30, 2014		September 30, 2013
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$299,497,247	$299,333,407	$48,653,617	$48,653,617
Investment in equity securities (common stock and warrants)	500,000	667,990	—	—
Total	$299,997,247	$300,001,397	$48,653,617	$48,653,617
The following table presents the financial instruments carried at fair value as of September 30, 2014, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$299,333,407	$299,333,407
Investment in equity securities (common stock and warrants)			$667,990	$667,990
Total investments at fair value	$—	$—	$300,001,397	$300,001,397
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
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to September 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Common Equity/Warrants	Total
Fair value at September 30, 2013	$48,653,617	—	$—	$48,653,617
New investments & net revolver activity	400,697,284	3,000,000	500,000	404,197,284
Repayments	(150,097,631)	(3,033,110)	—	(153,130,741)
Accretion of original issue discount	50,074	—	—	50,074
Net change in unearned income	(42,968)	—	—	(42,968)
Net unrealized appreciation (depreciation)	(163,840)	—	167,990	4,150
Realized gain (loss) on investments	236,871	33,110	—	269,981
Fair value as of September 30, 2014	$299,333,407	$—	$667,990	$300,001,397
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2014 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations for the year ended September 30, 2014	$(163,840)	$—	$167,990	$4,150
The following table provides a roll-forward in the changes in fair value from June 29, 2013 to September 30, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Total
Fair value at June 29, 2013	$—	$—
New investments & net revolver activity	52,657,486	52,657,486
Redemptions/repayments	(4,008,333)	(4,008,333)
Accretion of original issue discount	4,464	4,464
Net unrealized appreciation (depreciation)	—	—
Realized gain (loss) on investments	—	—
Fair value as of September 30, 2013	$48,653,617	$48,653,617
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations for the period from June 29, 2013 through September 30, 2013	$—	$—
The Company generally utilizes a bond yield model to estimate the fair value of its debt investments when there is not a readily available market value (Level 3), which model is based on the present value of expected cash flows from the debt investments. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount), which are significant unobservable inputs into the model.
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2014:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$299,333,407	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.3%
			Tranche specific risk premium / (discount)	(a)	(3.0)%	-	5.0%	(0.1)%
			Size premium	(a)	0.0%	-	1.5%	0.5%
			Industry premium / (discount)	(a)	(0.7)%	-	1.1%	0.3%
Common equity/warrants	$667,990	Market and income approaches	Weighted average cost of capital		7.0%		21.0%	17.5%
			Company specific risk premium	(a)	4.0%		5.0%	4.3%
			Revenue growth rate		11.7%		41.9%	34.3%
			EBITDA multiple	(b)	9.5x		9.9x	9.6x
			Revenue multiple	(b)	4.1x		5.3x	4.7x
Total	$300,001,397
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
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
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company’s investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate, EBITDA multiple and revenue multiple. Significant increases or decreases in a portfolio company’s weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a significantly higher or lower fair value measurement, respectively.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $19.6 million and $5.8 million of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2014 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of September 30, 2014 and September 30, 2013 is shown in the table below:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2014	September 30, 2013
BeyondTrust Software, Inc.	$5,625,000	$—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,984,375	—
GTCR Valor Companies, Inc.	2,412,308	—
NextCare, Inc.	1,555,642	—
Bellisio Foods, Inc.	—	800,847
Total	$19,577,325	$5,800,847
 The Company primarily invests in portfolio companies located in North America. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2014		September 30, 2013
Cost:
Southwest U.S.	$103,814,102	34.61%	$5,000,000	10.28%
Northeast U.S.	70,932,234	23.64	20,879,464	42.91
Midwest U.S.	40,489,710	13.50	9,449,153	19.42
West U.S.	32,871,451	10.96	13,325,000	27.39
Southeast U.S.	31,308,250	10.44	—	—
International	20,581,500	6.85	—	—
Total	$299,997,247	100.00%	$48,653,617	100.00%

Fair Value:
Southwest U.S.	$103,704,012	34.57%	$5,000,000	10.28%
Northeast U.S.	70,855,117	23.62	20,879,464	42.91
Midwest U.S.	40,492,198	13.50	9,449,153	19.42
West U.S.	32,989,244	11.00	13,325,000	27.39
Southeast U.S.	31,405,771	10.47	—	—
International	20,555,055	6.84	—	—
Total	$300,001,397	100.00%	$48,653,617	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair values as of September 30, 2014 and September 30, 2013 were as follows:

	September 30, 2014		September 30, 2013
Cost:
Application software	$73,786,077	24.60%	$8,204,464	16.86%
Healthcare services	38,272,049	12.76	26,000,000	53.44
Internet software & services	27,062,048	9.02	—	—
Integrated telecommunication services	18,384,774	6.13	—	—
Casinos & gaming	13,300,000	4.43	—	—
Advertising	10,800,723	3.60	—	—
Pharmaceuticals	9,925,000	3.31	—	—
Hotels, resorts & cruise lines	9,625,000	3.21	—	—
Education services	9,354,343	3.12	—	—
Healthcare equipment	8,900,000	2.97	—	—
Healthcare technology	7,962,500	2.65	—	—
Construction and engineering	6,100,000	2.03	—	—
Data processing & outsourced services	6,000,000	2.00	—	—
Diversified capital markets	5,447,487	1.81	5,000,000	10.28
Alternative carriers	4,987,500	1.66	—	—
Electrical components & equipment	4,975,000	1.66	—	—
Personal products	4,937,500	1.65	—	—
Research & consulting services	4,937,500	1.65	—	—
Oil & gas equipment & services	4,749,995	1.58	5,000,000	10.28
Computer hardware	4,604,167	1.53	—	—
Electronic components	4,588,500	1.53	—	—
Movies & entertainment	4,483,834	1.49	—	—
Fertilizers & agricultural chemicals	3,955,000	1.32	—	—
Diversified support services	3,473,750	1.16	—	—
Specialty chemicals	3,200,000	1.07	—	—
Specialized consumer services	3,192,000	1.06	—	—
Wireless telecommunication services	2,992,500	1.00	—	—
Packaged foods & meats	—	—	4,449,153	9.14
Total	$299,997,247	100.00%	$48,653,617	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2014		September 30, 2013
Fair Value:
Application software	$73,759,754	24.59%	$8,204,464	16.86%
Healthcare services	38,192,786	12.73	26,000,000	53.44
Internet software & services	27,082,827	9.03	—	—
Integrated telecommunication services	18,395,831	6.13	—	—
Casinos & gaming	13,300,000	4.43	—	—
Advertising	10,839,541	3.61	—	—
Pharmaceuticals	9,887,945	3.30	—	—
Hotels, resorts & cruise lines	9,592,523	3.20	—	—
Education services	9,376,798	3.13	—	—
Healthcare equipment	8,900,000	2.97	—	—
Healthcare technology	8,011,422	2.67	—	—
Construction and engineering	6,100,000	2.03	—	—
Data processing & outsourced services	6,000,000	2.00	—	—
Diversified capital markets	5,459,605	1.80	5,000,000	10.28
Alternative carriers	4,987,468	1.66	—	—
Research & consulting services	4,941,631	1.65	—	—
Personal products	4,888,194	1.63	—	—
Electrical components & equipment	4,860,113	1.62	—	—
Oil & gas equipment & services	4,708,121	1.57	5,000,000	10.28
Movies & entertainment	4,640,481	1.55	—	—
Electronic components	4,611,005	1.54	—	—
Computer hardware	4,605,770	1.54	—	—
Fertilizers & agricultural chemicals	4,039,398	1.35	—	—
Diversified support services	3,461,756	1.15	—	—
Specialty chemicals	3,200,000	1.07	—	—
Specialized consumer services	3,193,060	1.06	—	—
Wireless telecommunication services	2,965,368	0.99	—	—
Packaged foods & meats	—	—	4,449,153	9.14
Total	$300,001,397	100.00%	$48,653,617	100.00%
The Company’s investments are generally in middle market companies in a variety of industries. At September 30, 2014 and September 30, 2013, the Company had no single investment that represented greater than 25% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the year ended September 30, 2014 no individual investment produced income that exceeded 15% of total investment income. For the period from June 29, 2013 through September 30, 2013, no individual investment produced income that exceeded 25% of total investment income.
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
On August 19, 2014, the Company completed a follow-on public offering of 22,800,000 shares of its common stock at the public offering price of $12.91. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the year ended September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013:

	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$9,235,595	$841,358
Weighted average common shares outstanding — basic and diluted	9,290,330	5,319,250
Earnings per common share — basic and diluted	$0.99	$0.16
The Company’s Board of Directors has declared the following distributions from inception to September 30, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	$—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
September 9, 2014	December 15, 2014	January 15, 2015	0.30
November 20, 2014	April 2, 2015	April 15, 2015	0.30
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
As of September 30, 2014, the Company had no borrowings outstanding under the Natixis facility. Borrowings under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company may use the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. The Company’s borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.203% for the year ended September 30, 2014. For the year ended September 30, 2014, the Company recorded interest expense of $1.6 million related to the Natixis facility. For the period from June 29, 2013 through September 30, 2013, the Company recorded no interest expense since it had not yet entered into the Natixis facility.
Note 7. Interest and Dividend Income
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s policy, accrued interest is evaluated periodically for collectability. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
As of September 30, 2014 and September 30, 2013, there were no investments on which the Company had stopped accruing cash interest or OID income. For the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013, there were no income non-accrual amounts.
Note 8. Taxable/Distributable Income and Dividend Distributions

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013:

	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations)through September 30, 2013
Net increase in net assets resulting from operations	$9,235,595	$841,358
Net unrealized appreciation on investments	(4,150)	—
Book/tax difference due to deferred loan fees	1,713,711	—
Book/tax difference due to capital gains not recognized	—	—
Other book/tax differences	25,671	—
Taxable/Distributable Income (1)	$10,970,827	$841,358

__________________

(1)
The Company’s taxable income for 2014 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2014. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2014, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$—
Realized capital gains (losses)	—
Unrealized gains, net	4,150
As of September 30, 2014, the effect of the permanent book/tax reclassifications resulted in increase/(decrease) to the components of net assets on the Consolidated Statements of Assets and Liabilities as follows:

Undistributed Net Investment Income	$2,056,904
Accumulated Net Realized Gain/(Loss) on Investments	(269,981)
Paid-In Capital	(1,786,923)
For financial reporting purposes, capital accounts have been adjusted to reflect the tax character of permanent book/tax differences.  Reclassifications are primarily due to the tax treatment of prepayment fees, nondeductible excise taxes paid, reclassification of distributions paid and return of capital distributions.
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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company does not expect to incur a U.S. federal excise tax for calendar year 2014.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the year ended September 30, 2014, the Company recorded investment realization events, including the following:

•
In March 2014, the Company received a cash payment of $5.0 million from Bellisio Foods, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In May 2014, the Company received a cash payment of $8.8 million from American Auto Auction Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In August 2014, the Company received a cash payment of $4.5 million from Quorum Business Solutions (USA), Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In August 2014, the Company received a cash payment of $7.5 million from TriMark USA LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2014, the Company received cash payments of $147.6 million in connection with full or partial open market sales and repayments of debt investments and recorded a net realized gain of $0.3 million.

During the period from June 29, 2013 through September 30, 2013, we recorded the following investment realization event:

•
In September 2013, we received $4.0 million in connection with the sale of our investment in BMC Software Finance, Inc. The debt investment was exited at par and no realized gain or loss was recorded on this transaction.

During the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013, the Company recorded $4,150 and $0, respectively, of net unrealized appreciation on its investments. For the year ended September 30, 2014, the Company's net unrealized appreciation consisted of $85,076 of net reclassifications to realized losses on debt investments (resulting in unrealized appreciation) and $167,990 of net unrealized appreciation on equity investments, offset by $248,916 of net unrealized depreciation on debt investments.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2014, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from the August 2014 offering, which resulted in a waiver of $0.2 million. For the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013, base management fees (net of waivers) were $1.6 million and $0.1 million, respectively. At September 30, 2014 and September 30, 2013, respectively, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amount of $0.5 million and $0.1 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (6% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

For the year ended September 30, 2014, the Part I incentive fee was $1.6 million, and for the period from June 29, 2013 through September 30, 2013, there was no Part I incentive fee payable to the investment adviser. At September 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.9 million, reflecting the unpaid portion of the Part I incentive fee payable to the Investment Adviser.
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
In accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $0.1 million as of September 30, 2014 that is not currently due under the investment advisory and management agreement. For the period from June 29, 2013 through September 30, 2013, there was no Part II incentive fee to the investment adviser. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Part II incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of such cumulative amount, less the aggregate amount of actual Part II incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2014, the Company has not paid any Part II incentive fees since inception. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.
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
Administration Agreement
On January 1, 2014, the Company entered into an administration agreement with a new administrator, FSC CT, Inc., which has since converted to FSC CT LLC ("FSC CT"), under substantially similar terms as its prior administration agreement with FSC, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent at market rates and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013, the Company accrued administrative expenses of $0.7 million and $0.1 million, respectively. At September 30, 2014 and September 30, 2013, $0.2 million and $0.1 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Net asset value at beginning of period	$15.13	$—
Net investment income (5)	0.96	0.16
Net unrealized appreciation on investments (5)	—	—
Net realized gain on investments (5)	0.03	—
Distributions to stockholders from ordinary income	(0.88)	—
Distributions to stockholders classified as tax return of capital	(0.13)	—
Net issuance of common stock	(2.46)	14.97
Net asset value at end of period	$12.65	$15.13
Per share market value at beginning of period	13.54	15.00
Per share market value at end of period	11.82	13.54
Total return (1)	(8.20)%	(9.73)%
Common shares outstanding at beginning of period	6,666,768	100
Common shares outstanding at end of period	29,466,768	6,666,768
Net assets at beginning of period	$100,842,878	$1,500
Net assets at end of period	$372,686,925	$100,842,878
Average net assets (2)	$132,931,068	$80,200,478
Ratio of net investment income to average net assets (3)	6.74%	3.99%
Ratio of total expenses to average net assets (excluding base management fee waiver) (3)	5.29%	1.44%
Base management fee waiver effect (3)	(0.11)%	—%
Ratio of net expenses to average net assets (3)	5.18%	1.44%
Ratio of portfolio turnover to average investments at fair value	78.96%	16.44%
Weighted average outstanding debt (4)	$49,833,018	$—
Average debt per share	$5.36	$—
_______________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Periods less than 12 months are annualized.
(4)	Calculated based upon the weighted average of loans payable for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.
Note 13. Subsequent Events
On October 16, 2014, the Company entered into agreements to expand our Natixis facility from $100 million to $200 million, including a $100 million term loan and a $100 million revolving credit facility. Fifth Third Bank (“Fifth Third”) also joined the facility as a term loan lender.  The $50 million term loan provided by Fifth Third is priced at LIBOR plus 2% per annum, and the $100 million revolving credit facility and $50 million term loan provided by Natixis, New York Branch, are priced at the applicable commercial paper rate plus 1.9% per annum. The facility maturity date of November 1, 2021 remains unchanged.
On November 5, 2014, the Company formed FSFR Glick JV LLC ("FSFR Glick JV"), a joint venture with entities controlled by members of the Glick Family ("GF Funding"). The joint venture is expected to primarily invest in senior secured floating rate middle market corporate debt securities.  FSFR Glick JV has $100 million in commitments of subordinated notes and equity with FSFR providing $87.5 million and GF Funding providing $12.5 million. In addition, FSFR Glick JV intends to seek third party financing to support the joint venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
 As of September 30, 2014 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014 based upon the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2014.

(c) Report of the Independent Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1. Financial Statements

Page
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Assets and Liabilities as of September 30, 2014 and September 30, 2013	59
Consolidated Statements of Operations for the year ended September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	60
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	61
Consolidated Statements of Cash Flows for the year ended September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	62
Consolidated Schedule of Investments as of September 30, 2014	63
Schedule of Investments as of September 30, 2013	67
Notes to Consolidated Financial Statements	69

2. Financial Statement Schedule
There are no investments in and advances to affiliates for the year ended year ended September 30, 2014 or for the period from June 29, 2013 through September 30, 2013, and as such, there is no Schedule 12-14.
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

10.6
Amended and Restated Credit Agreement by and among the lenders referred to therein, FS Senior Funding LLC, Natixis, New York Branch, and U.S. Bank National Association, dated as of October 16, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Registrants Current Report on Form 8-k (File No. 814-01013) filed October 21, 2014).

10.7
Amended and Restated Loan Sale and Contribution Agreement by and between Registrant and FS Senior Funding LLC, dated as of October 16, 2014 (Incorporated by reference to Exhibit 10.2 filed with the Registrants Current Report on Form 8-k (File No. 814-01013) filed October 21, 2014).

10.8
Collateral Management Agreement by and between FS Senior Funding LLC and Registrant, dated as of November 1, 2013 (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on November 7, 2013).

10.9
Amended and Restated Credit Agreement by and among the lenders referred to therein, FS Senior Funding LLC, Natixis, New York Branch, and U.S. Bank National Association, dated as of October 16, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 21, 2014).

10.10
Amended and Restated Loan Sale and Contribution Agreement by and between Registrant and FS Senior Funding LLC, dated as of October 16, 2014 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 21, 2014).

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

FIFTH STREET SENIOR FLOATING RATE CORP.

By:	/s/ Ivelin M. Dimitrov
Ivelin M. Dimitrov
Chief Executive Officer

By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer
Date: December 9, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVELIN M. DIMITROV Ivelin M. Dimitrov	Chief Executive Officer (principal executive officer)	December 9, 2014

/s/ RICHARD A PETROCELLI Richard A. Petrocelli	Chief Financial Officer (principal financial officer and principal accounting officer)	December 9, 2014

/s/ TODD G. OWENS Todd G. Owens	President	December 9, 2014

/s/ BRIAN S. DUNN Brian S. Dunn	Director	December 9, 2014

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	December 9, 2014

/s/ JEFFREY R. KAY Jeffrey R. Kay	Director	December 9, 2014

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	December 9, 2014