Form 10-Q
period 2014-12-31
Fifth Street Senior Floating Rate Corp.
filed 2015-02-09
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of February 6, 2015.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Investments at fair value:
Non-control/Non-affiliate investments (cost December 31, 2014: $600,239,110; cost September 30, 2014: $299,997,247)	$595,854,254	$300,001,397
Total investments at fair value (cost December 31, 2014: $600,239,110; cost September 30, 2014: $299,997,247)	595,854,254	300,001,397
Cash and cash equivalents	10,175,926	107,429,760
Restricted cash	3,120,810	2,127,405
Interest and fees receivable	1,733,979	1,120,010
Due from portfolio companies	149,903	200,840
Receivables from unsettled transactions	22,245,540	—
Deferred financing costs	2,565,169	1,625,932
Other assets	32,136	—
Total assets	$635,877,717	$412,505,344
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,356,861	$1,213,683
Base management fee payable	1,156,911	475,437
Part I incentive fee payable	2,592,595	926,180
Part II incentive fee payable	—	54,826
Due to FSC CT	378,881	239,617
Interest payable	645,988	205,646
Distribution payable	8,840,030	8,840,030
Payables from unsettled transactions	65,735,500	27,863,000
Credit facility payable	184,847,646	—
Total liabilities	266,554,412	39,818,419
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized 29,466,768 shares issued and outstanding at December 31, 2014 and September 30, 2014	294,668	294,668
Additional paid-in-capital	374,101,816	374,101,816
Net unrealized appreciation (depreciation) on investments	(4,384,856)	4,150
Net realized loss on investments	(559,792)	—
Accumulated overdistributed net investment income	(128,531)	(1,713,709)
Total net assets (equivalent to $12.53 and $12.65 per common share at December 31, 2014 and September 30, 2014, respectively) (Note 12)	369,323,305	372,686,925
Total liabilities and net assets	$635,877,717	$412,505,344

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013
Interest income:
Non-control/Non-affiliate investments	$7,883,784	$1,303,079
Interest on cash and cash equivalents	3,935	2,020
Total interest income	7,887,719	1,305,099
Fee income:
Non-control/Non-affiliate investments	7,972,646	1,001,244
Total fee income	7,972,646	1,001,244
Total investment income	15,860,365	2,306,343
Expenses:
Base management fee	1,156,911	234,549
Part I incentive fee	2,592,595	—
Part II incentive fee	(54,826)	—
Professional fees	309,786	121,532
Board of Directors fees	98,250	54,250
Interest expense	886,155	141,033
Administrator expense	246,135	107,259
General and administrative expenses	200,151	144,247
Total expenses	5,435,157	802,870
Net investment income	10,425,208	1,503,473
Unrealized depreciation on investments:
Non-control/Non-affiliate investments	(4,389,006)	(294,439)
Net unrealized depreciation on investments	(4,389,006)	(294,439)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(559,792)	22,625
Net realized gain (loss) on investments	(559,792)	22,625
Net increase in net assets resulting from operations	$5,476,410	$1,231,659
Net investment income per common share — basic and diluted	$0.35	$0.23
Earnings per common share — basic and diluted	$0.19	$0.18
Weighted average common shares outstanding — basic and diluted	29,466,768	6,666,768
Distributions per common share	$0.30	$0.21

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013
Operations:
Net investment income	$10,425,208	$1,503,473
Net unrealized depreciation on investments	(4,389,006)	(294,439)
Net realized gain (loss) on investments	(559,792)	22,625
Net increase in net assets resulting from operations	5,476,410	1,231,659
Stockholder transactions:
Distributions to stockholders	(8,840,030)	(1,400,021)
Net decrease in net assets from stockholder transactions	(8,840,030)	(1,400,021)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	242,678	—
Repurchases of common stock under dividend reinvestment plan	(242,678)	—
Net decrease in net assets from capital share transactions	—	—
Total decrease in net assets	(3,363,620)	(168,362)
Net assets at beginning of period	372,686,925	100,842,878
Net assets at end of period	$369,323,305	$100,674,516
Net asset value per common share	$12.53	$15.10
Common shares outstanding at end of period	29,466,768	6,666,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$5,476,410	$1,231,659
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	4,389,006	294,439
Net realized (gains) losses on investments	559,792	(22,625)
Recognition of fee income	(7,972,646)	—
Accretion of original issue discount on investments	(43,176)	(4,464)
Amortization of deferred financing costs	79,763	38,257
Changes in operating assets and liabilities:
Fee income received	8,125,219	—
Increase in restricted cash	(993,405)	—
Increase in interest and fees receivable	(613,969)	(715,490)
(Increase) decrease in due from portfolio companies	50,937	(174,435)
Increase in receivables from unsettled transactions	(22,245,540)	—
Increase in other assets	(32,136)	(27,302)
Increase in accounts payable, accrued expenses and other liabilities	1,143,178	555,922
Increase in base management fee payable	681,474	234,549
Increase in incentive fee payable	1,611,589	—
Increase in due to FSC CT	139,264	25,257
Increase in interest payable	440,342	108,522
Increase in payables from unsettled transactions	37,872,500	—
Purchases of investments and net revolver activity	(443,274,268)	(92,166,667)
Principal payments applied to investments (scheduled payments)	2,384,401	459,204
Principal payments applied to investments (payoffs)	11,750,000	—
Proceeds from the sale of investments	128,228,815	4,722,625
Net cash used in operating activities	(272,242,450)	(85,440,549)
Cash flows from financing activities:
Distributions paid in cash	(8,648,937)	(66,667)
Borrowings under credit facility	259,000,000	37,500,000
Repayments of borrowings under credit facility	(74,152,354)	—
Repurchases of common stock under dividend reinvestment plan	(191,093)	—
Deferred financing costs paid	(1,019,000)	(1,836,347)
Net cash provided by financing activities	174,988,616	35,596,986
Net decrease in cash and cash equivalents	(97,253,834)	(49,843,563)
Cash and cash equivalents, beginning of period	107,429,760	52,346,831
Cash and cash equivalents, end of period	$10,175,926	$2,503,268
Supplemental information:
Cash paid for interest	$397,047	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$191,093	$—
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020 (8)(10)		$2,175,505	$2,077,290	$2,006,903
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			2,077,290	2,006,903
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020 (8)(10)		1,044,175	1,044,174	1,041,124
Delayed Draw Term Loan, LIBOR+5.25% (1.25% floor) cash due 7/31/2020 (8)(10)		626,505	626,504	624,674
			1,670,678	1,665,798
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(10)		4,687,495	4,687,495	4,617,183
			4,687,495	4,617,183
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)		4,496,324	4,496,324	4,426,631
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	1,000,000	987,500
			5,496,324	5,414,131
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(10)		4,937,500	4,937,500	4,727,656
			4,937,500	4,727,656
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(10)		5,433,731	5,433,731	5,460,900
			5,433,731	5,460,900
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(10)		4,950,000	4,950,000	4,925,250
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (8)		3,000,000	3,000,000	2,925,000
			7,950,000	7,850,250
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)		2,400,000	2,400,000	2,322,000
			2,400,000	2,322,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(10)		34,912,500	34,912,500	34,289,606
			34,912,500	34,289,606
Travel Leaders Group, LLC	Hotels, resorts & cruise lines
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 12/5/2018 (8)(10)		9,500,000	9,500,000	9,500,000
			9,500,000	9,500,000
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(10)		3,465,000	3,465,000	3,413,025
			3,465,000	3,413,025
Power Products, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/13/2019 (8)(10)		2,462,500	2,462,500	2,438,868
			2,462,500	2,438,868
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/12/2019 (8)(10)		6,800,000	6,800,000	6,740,500
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021		1,000,000	1,000,000	982,500
			7,800,000	7,723,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+4.5% (3.25% floor) cash due 12/20/2018 (8)(10)		$12,000,000	$11,942,169	$11,490,000
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 6/19/2020 (8)(10)		8,000,000	7,806,316	7,640,000
			19,748,485	19,130,000
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)		9,900,000	9,900,000	9,773,788
			9,900,000	9,773,788
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		5,384,152	5,384,152	5,359,726
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)			—	—
Senior Revolver, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		133,865	133,865	133,865
Acquisition Line, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		757,352	757,352	757,352
			6,275,369	6,250,943
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(10)		4,906,250	4,906,250	4,881,719
			4,906,250	4,881,719
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (8)		3,100,000	3,100,000	3,069,000
			3,100,000	3,069,000
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(10)		6,034,729	6,018,418	6,004,555
			6,018,418	6,004,555
Deluxe Entertainment Services Group Inc.	Movies & entertainment
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 2/28/2020 (8)(10)		3,050,255	2,870,467	2,812,594
			2,870,467	2,812,594
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (8)		1,250,000	1,250,000	1,200,000
			1,250,000	1,200,000
CM Delaware LLC	Advertising
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (7)(8)(9)(10)		2,183,500	2,183,500	2,161,665
			2,183,500	2,161,665
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(10)		4,541,667	4,541,667	4,526,543
			4,541,667	4,526,543
TravelCLICK, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019 (8)(10)		3,658,857	3,658,857	3,617,695
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (8)		4,000,000	4,000,000	3,860,000
			7,658,857	7,477,695
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (8)		4,400,000	4,395,355	4,367,000
			4,395,355	4,367,000
IPC Systems, Inc.	Alternative carriers
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/8/2020 (8)(10)		985,025	985,025	983,794
			985,025	983,794
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)		13,558,026	13,558,026	13,236,023
			13,558,026	13,236,023
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(10)		3,980,000	3,980,000	3,975,025
			3,980,000	3,975,025
American Residential Services, L.L.C.	Specialized consumer services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 6/30/2021 (8)(10)		3,184,005	3,184,005	3,152,165
			3,184,005	3,152,165
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(10)		3,904,986	3,904,986	3,885,461
			3,904,986	3,885,461
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (7)(8)		$2,985,000	$2,985,000	$2,686,497
35.5263 Common Stock Warrants (7)			—	167,990
			2,985,000	2,854,487
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(10)		6,982,500	6,982,500	6,857,374
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)		3,000,000	3,000,000	2,904,990
			9,982,500	9,762,364
Symphony Teleca Services, Inc.	Application software
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/7/2019 (8)(10)		2,500,000	2,500,000	2,487,500
			2,500,000	2,487,500
CPI Buyer, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/15/2021 (8)		6,982,500	6,982,500	6,877,763
			6,982,500	6,877,763
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/29/2021 (8)		5,985,000	5,985,000	5,955,075
			5,985,000	5,955,075
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(10)		39,131,925	39,103,079	38,897,915
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(2,404)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	472,166
			39,600,675	39,370,081
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (8)(10)		7,500,000	7,500,000	7,443,750
			7,500,000	7,443,750
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2019 (8)(10)		6,084,750	6,084,750	6,079,983
			6,084,750	6,079,983
Scientific Games International, Inc.	Casinos & gaming
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/1/2021 (8)(10)		5,950,000	5,950,000	5,879,344
			5,950,000	5,879,344
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(10)		40,468,667	40,436,344	40,468,667
First Lien Delayed Draw Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)		7,155,000	7,151,049	7,155,000
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(11)			(1,317)	—
			47,586,076	47,623,667
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)		4,000,000	4,000,000	4,000,000
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)			—	—
			4,000,000	4,000,000
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/5/2020 (8)(10)		60,000,000	59,968,085	60,000,000
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/5/2019 (8)(11)			(1,277)	—
			59,966,808	60,000,000
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 11/6/2020 (8)(10)		9,800,000	9,800,000	9,689,750
			9,800,000	9,689,750
Sutherland Global Services, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/23/2021 (8)(10)		6,783,000	6,783,000	6,766,043
			6,783,000	6,766,043
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(10)		$5,400,000	$5,400,000	$5,373,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)		500,000	500,000	497,500
			5,900,000	5,870,500
GOBP Holdings Inc.	Food retail
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)(10)		5,500,000	5,500,000	5,513,750
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)		3,000,000	3,000,000	2,977,500
			8,500,000	8,491,250
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(10)		11,000,000	11,000,000	10,890,000
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,500,000	1,500,000	1,477,500
			12,500,000	12,367,500
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)		7,000,000	7,000,000	7,000,000
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2017 (8)(10)			—	—
			7,000,000	7,000,000
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)(10)		12,900,000	12,649,167	12,545,250
Asset Sale Loan, LIBOR+4.5% (1% floor) cash due 11/25/2020 (8)(10)		5,300,000	5,300,000	5,273,500
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			17,949,167	17,818,750
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(10)		43,700,000	43,657,833	43,700,000
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(11)			(4,728)	—
			43,653,105	43,700,000
Compuware Holdings, LLC	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/11/2019 (8)		2,500,000	2,500,000	2,462,500
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/10/2021 (8)		6,500,000	6,371,548	6,184,490
Bridge Loan, LIBOR+5.25% (1% floor) cash due 12/11/2015 (8)		1,000,000	1,000,000	997,500
			9,871,548	9,644,490
AMAG Pharmaceuticals, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 11/12/2020 (8)(10)		15,000,000	15,000,000	15,000,000
			15,000,000	15,000,000
Novetta Solutions, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/2/2020 (8)(10)		5,785,500	5,785,500	5,785,500
			5,785,500	5,785,500
Accuvant Finance, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)		10,000,000	10,000,000	9,900,000
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/15/2022 (8)		500,000	500,000	502,500
			10,500,000	10,402,500
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)(10)		28,000,000	27,985,333	28,000,000
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)		666,667	665,619	666,667
			28,650,952	28,666,667
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(10)		28,000,000	27,971,161	28,000,000
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(11)			(2,060)	—
			27,969,101	28,000,000
Total Non-Control/Non-Affiliate Investments (161.3% of net assets)			$600,239,110	$595,854,254
Total Portfolio Investments (161.3% of net assets)			$600,239,110	$595,854,254
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2014
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

Portfolio Company	Effective date	Cash interest	Reason
Accruent, LLC	November 14, 2014	+ 1.50% on First Lien Term Loan	Per loan amendment
CM Delaware LLC	May 5, 2014	+ 0.75% on First Lien Term Loan	Per loan amendment

(10)	Held by the Company, in whole or in part, indirectly through FS Senior Funding LLC and pledged as collateral under the Company's credit facility with Natixis, New York Branch.

(11)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

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

(3)
Control Investments are defined by the Investment Company Act of 1940 (“1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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

See notes to Consolidated Financial Statements.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Fifth Street Senior Floating Rate Corp. (the "Company") was formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company, that has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). The Company is managed by Fifth Street Management LLC (the "Investment Adviser").
The Company also has a wholly-owned subsidiary that is consolidated for accounting purposes and the portfolio investments held by the subsidiary are included in the Company's Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
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
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements. As provided under ASU 2013-08 which amended Accounting Standards Codification ("ASC") 946 – Financial Services – Investment Companies ("ASC 946"), the Company is an investment company as it is regulated under the 1940 Act.
Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimates inherent in the preparation of the Company's Consolidated Financial Statements are the valuation of investments and revenue recognition.
The Consolidated Financial Statements include portfolio investments at fair value of $595.9 million and $300.0 million at December 31, 2014 and September 30, 2014, respectively. The portfolio investments represent 161.3% and 80.5% of net assets at December 31, 2014 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.

Fair Value Measurements:
The Financial Accounting Standards Board ("FASB") ASC 820 Fair Value Measurements and Disclosures ("ASC 820") defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets recorded at fair value in the Company's Consolidated Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
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

•
Level 3 — Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Under ASC 820, the Company performs detailed valuations of its debt investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company's judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company's investment in the portfolio company. In certain instances, the Company may use alternative methodologies, including an asset liquidation model, expected recovery model or other alternative approaches.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Company's capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company’s senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions.

The Company evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available maybe be valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Company does not adjust any of the prices received from these sources unless the Company has a reason to believe any such market quotations are not reflective of the fair value of an investment.

Market quotations may be deemed not to represent fair value where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations not to reflect the fair value of the security, among other reasons. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).

If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, generally including but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Company reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.
Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company's historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization), cash flows, net income, revenues, or, in limited cases, book value. The Company generally requires portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model. At each reporting date, privately held warrants are valued based on an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company’s operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends, and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued either by the Company's capital markets group for quoted investments or the Company's finance department for unquoted investments;

•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•
Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company;

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

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith.
The fair value of each of the Company's investments at December 31, 2014 and September 30, 2014 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Investment Income:
Interest income, adjusted for accretion of original issue discount ("OID") is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible.
The Company generally recognizes dividend income on the ex-dividend date.
The Company may invest in debt securities which contain payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.
Fee income consists of the monthly servicing fees, advisory fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
Cash and Cash Equivalents:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash, cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.
Restricted Cash:
As of December 31, 2014, included in restricted cash is $3.1 million that was held at U.S. Bank, National Association in connection with the Company's Natixis facility (as defined in Note 6 — Line of Credit). Pursuant to the terms of the credit agreement, the Company is restricted in terms of access to $3.1 million until such time as the Company submits its required monthly reporting schedules and Natixis, New York Branch verifies the Company's compliance with the terms of the credit agreement with the Company.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses in connection with the closing or amending of the Company's credit facilities, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities. This amortization expense is included in interest expense or professional fees in the Company's Consolidated Statements of Operations.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the three months ended December 31, 2014.
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
ASC 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-08, "Financial Services – Investment Companies (946): Amendments to the Scope, Measurement, and Disclosure Requirements," ("ASU 2013-08") which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. As the Company is regulated by the 1940 Act, there was no impact on the consolidated financial results as it is automatically treated as a GAAP investment company under the ASU 2013-08.
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
Note 3. Portfolio Investments
At December 31, 2014, 161.3% of net assets, or $595.9 million, was invested in 57 portfolio investments and 2.8% of net assets, or $10.2 million, was in cash and cash equivalents (excluding restricted cash). In comparison, at September 30, 2014, 80.5% of net assets, or $300.0 million, was invested in 48 portfolio investments and 28.8% of net assets, or $107.4 million, was in cash and cash equivalents (excluding restricted cash). As of December 31, 2014 and September 30, 2014, 99.9% and 99.8%, respectively, of our investment portfolio, at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
During the three months ended December 31, 2014 and December 31, 2013, the Company recorded net unrealized depreciation of $4.4 million and $0.3 million, respectively. During the three months ended December 31, 2014 and December 31, 2013, the Company recorded net realized gains (losses) of $(0.6) million and $22,625, respectively.
The composition of the Company's investments as of December 31, 2014 and September 30, 2014 at cost and fair value was as follows:

	December 31, 2014		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$599,739,110	$595,214,098	$299,497,247	$299,333,407
Investment in equity securities (common stock and warrants)	500,000	640,156	500,000	667,990
Total	$600,239,110	$595,854,254	$299,997,247	$300,001,397
The following table presents the financial instruments carried at fair value as of December 31, 2014, by caption on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$595,214,098	$595,214,098
Investment in equity securities (common stock and warrants)			640,156	640,156
Total investments at fair value	$—	$—	$595,854,254	$595,854,254
The following table presents the financial instruments carried at fair value as of September 30, 2014, by caption on the Company's Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$299,333,407	$299,333,407
Investment in equity securities (common stock and warrants)			667,990	667,990
Total investments at fair value	$—	$—	$300,001,397	$300,001,397
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to December 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Common Equity/Warrants	Total
Fair value at September 30, 2014	$299,333,407	$667,990	$300,001,397
New investments & net revolver activity	443,274,268	—	443,274,268
Redemptions/repayments	(142,363,216)	—	(142,363,216)
Accretion of original issue discount	43,176	—	43,176
Net change in unearned income	(152,573)	—	(152,573)
Net unrealized depreciation on investments	(4,361,172)	(27,834)	(4,389,006)
Net realized loss on investments	(559,792)	—	(559,792)
Fair value as of December 31, 2014	$595,214,098	$640,156	$595,854,254
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statements of Operations for the three months ended December 31, 2014	$(4,920,964)	$(27,834)	$(4,948,798)
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to December 31, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Total
Fair value at September 30, 2013	$48,653,617	$48,653,617
New investments & net revolver activity	92,166,667	92,166,667
Redemptions/repayments	(5,181,828)	(5,181,828)
Accretion of original issue discount	4,464	4,464
Net unrealized depreciation on investments	(294,439)	(294,439)
Net realized gain on investments	22,625	22,625
Fair value as of December 31, 2013	$135,371,106	$135,348,481
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2013 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended December 31, 2013	$(294,439)	$(294,439)
The Company generally utilizes a bond yield model to estimate the fair value of its debt investments when there is not a readily available market value (Level 3), which model is based on the present value of expected cash flows from the debt investments. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company's credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount), which are significant unobservable inputs into the model.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2014:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$316,721,437	Bond yield approach	Capital structure premium	(a)	0.0%	-	0.0%	0.0%
			Tranche specific risk premium / (discount)	(a)	(1.5)%	-	2.0%	(0.4)%
			Size premium	(a)	0.5%	-	1.5%	1.0%
			Industry premium / (discount)	(a)	(0.9)%	-	0.5%	0.3%
	278,492,661	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Common equity/warrants	640,156	Market and income approaches	Weighted average cost of capital		18.0%	-	18.0%	18.0%
			Company specific risk premium	(a)	1.0%	-	8.0%	2.8%
			Revenue growth rate		1.1%	-	14.1%	10.7%
			EBITDA multiple	(b)	7.8x	-	10.1x	9.5x
			Revenue multiple	(b)	4.1x	-	5.3x	4.7x
Total	$595,854,254
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2014:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$299,333,407	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.3%
			Tranche specific risk premium / (discount)	(a)	(3.0)%	-	5.0%	(0.1)%
			Size premium	(a)	0.0%	-	1.5%	0.5%
			Industry premium / (discount)	(a)	(0.7)%	-	1.1%	0.3%
Common equity/warrants	667,990	Market and income approaches	Weighted average cost of capital		7.0%	-	21.0%	17.5%
			Company specific risk premium	(a)	4.0%	-	5.0%	4.3%
			Revenue growth rate		11.7%	-	41.9%	34.3%
			EBITDA multiple	(b)	9.5x	-	9.9x	9.6x
			Revenue multiple	(b)	4.1x	-	5.3x	4.7x
Total	$300,001,397
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities are capital structure premium, tranche specific risk premium/(discount), size premium and industry

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

premium/(discount). Significant increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement, respectively.
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate, EBITDA multiple and revenue multiple. Significant increases or decreases in a portfolio company's weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a significantly higher or lower fair value measurement, respectively.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$184,847,646	$184,847,646	$—	$—	$184,847,646
Total	$184,847,646	$184,847,646	$—	$—	$184,847,646
The carrying values of credit facility payable approximates their fair values and are included in Level 3 of the hierarchy.
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $40.1 million and $19.6 million of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2014 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of December 31, 2014 and September 30, 2014 is shown in the table below:

	December 31, 2014	September 30, 2014
TIBCO Software, Inc.	$5,300,000	$—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,984,375	4,984,375
Metamorph US 3, LLC	4,900,000	—
Executive Consulting Group, Inc.	4,800,000	—
BeyondTrust Software, Inc.	3,905,000	5,625,000
Teaching Strategies, LLC	2,400,000	—
Idera, Inc.	2,400,000	—
TrialCard Incorporated	2,000,000	—
Dynatect Group	1,800,000	—
Ameritox Ltd.	1,333,333	—
NextCare, Inc.	1,250,617	1,555,642
GTCR Valor Companies, Inc.	—	2,412,308
Total	$40,073,325	$19,577,325
Portfolio Composition
 The Company primarily invests in portfolio companies located in North America. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014		September 30, 2014
Cost:
Northeast	$194,828,974	32.46%	$70,932,235	23.64%
Southwest	173,892,847	28.97	103,814,102	34.61
West	79,570,907	13.26	32,871,451	10.96
Midwest	71,936,790	11.98	40,489,710	13.50
Southeast	64,858,592	10.81	31,308,250	10.44
International	15,151,000	2.52	20,581,500	6.85
Total	$600,239,110	100.00%	$299,997,248	100.00%

Fair Value:
Northeast	$194,350,362	32.62%	$70,855,117	23.62%
Southwest	172,635,101	28.97	103,704,012	34.57
West	78,801,305	13.22	32,989,244	11.00
Midwest	70,633,569	11.85	40,492,198	13.50
Southeast	64,655,401	10.85	31,405,771	10.47
International	14,778,516	2.49	20,555,055	6.84
Total	$595,854,254	100.00%	$300,001,397	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair values as of December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014		September 30, 2014
Cost:
Internet software & services	$208,660,470	34.76%	$27,062,048	9.02%
Healthcare services	98,584,924	16.42	38,272,049	12.76
Education services	53,604,494	8.93	9,354,343	3.12
Application software	45,427,965	7.57	73,786,077	24.60
Diversified support services	21,933,500	3.65	3,473,750	1.16
Integrated telecommunication services	18,357,855	3.06	18,384,774	6.13
Advertising	15,741,526	2.62	10,800,723	3.60
Diversified financial services	15,000,000	2.50	—	—
Specialized consumer services	12,984,005	2.16	3,192,000	1.06
IT consulting & other services	10,500,000	1.75	—	—
Pharmaceuticals	9,900,000	1.65	9,925,000	3.31
Hotels, resorts & cruise lines	9,500,000	1.58	9,625,000	3.21
Food retail	8,500,000	1.42	—	—
Healthcare technology	7,950,000	1.32	7,962,500	2.65
Research & consulting services	7,800,000	1.30	4,937,500	1.65
Healthcare equipment	6,982,500	1.16	8,900,000	2.97
Construction & engineering	6,084,750	1.01	6,100,000	2.03
Casinos & gaming	5,950,000	0.99	13,300,000	4.43
Diversified capital markets	5,433,731	0.91	5,447,487	1.81
Personal products	4,906,250	0.82	4,937,500	1.65
Oil & gas equipment & services	4,687,495	0.78	4,749,995	1.58
Computer hardware	4,541,667	0.76	4,604,167	1.53
Industrial machinery	4,000,000	0.67	—	—
Fertilizers & agricultural chemicals	3,904,986	0.65	3,955,000	1.32
Wireless telecommunication services	2,985,000	0.50	2,992,500	1.00
Movies & entertainment	2,870,467	0.48	4,483,834	1.49
Electrical components & equipment	2,462,500	0.41	4,975,000	1.66
Alternative carriers	985,025	0.17	4,987,500	1.66
Data processing & outsourced services	—	—	6,000,000	2.00
Electronic components	—	—	4,588,500	1.53
Specialty chemicals	—	—	3,200,000	1.07
Total	$600,239,110	100.00%	$299,997,247	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014		September 30, 2014
Fair Value:
Internet software & services	$206,750,041	34.70%	$27,082,827	9.03%
Healthcare services	98,193,020	16.48	38,192,786	12.73
Education services	53,628,222	9.00	9,376,798	3.13
Application software	45,064,484	7.56	73,759,754	24.59
Diversified support services	21,835,068	3.66	3,461,756	1.15
Integrated telecommunication services	18,104,389	3.04	18,395,831	6.13
Advertising	15,397,688	2.58	10,839,541	3.61
Diversified financial services	15,000,000	2.52	—	—
Specialized consumer services	12,841,915	2.16	3,193,060	1.06
IT consulting & other services	10,402,500	1.75	—	—
Pharmaceuticals	9,773,788	1.64	9,887,945	3.30
Hotels, resorts & cruise lines	9,500,000	1.59	9,592,523	3.20
Food retail	8,491,250	1.43	—	—
Healthcare technology	7,850,250	1.32	8,011,422	2.67
Research & consulting services	7,723,000	1.30	4,941,631	1.65
Healthcare equipment	6,877,763	1.15	8,900,000	2.97
Construction & engineering	6,079,983	1.02	6,100,000	2.03
Casinos & gaming	5,879,344	0.99	13,300,000	4.43
Diversified capital markets	5,460,900	0.92	5,459,605	1.80
Personal products	4,881,719	0.82	4,888,194	1.63
Oil & gas equipment & services	4,617,183	0.77	4,708,121	1.57
Computer hardware	4,526,543	0.76	4,605,770	1.54
Industrial machinery	4,000,000	0.67	—	—
Fertilizers & agricultural chemicals	3,885,461	0.65	4,039,398	1.35
Wireless telecommunication services	2,854,487	0.48	2,965,368	0.99
Movies & entertainment	2,812,594	0.47	4,640,481	1.55
Electrical components & equipment	2,438,868	0.41	4,860,113	1.62
Alternative carriers	983,794	0.16	4,987,468	1.66
Data processing & outsourced services	—	—	6,000,000	2.00
Electronic components	—	—	4,611,005	1.54
Specialty chemicals	—	—	3,200,000	1.07
Total	$595,854,254	100.00%	$300,001,397	100.00%
The Company's investments are generally in middle market companies in a variety of industries. At December 31, 2014 and September 30, 2014, the Company had no single investment that represented greater than 25% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2014, no individual investment produced income that exceeded 15% of total investment income. For the three months ended December 31, 2013, no individual investment produced income that exceeded 15% of total investment income.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 19, 2014, the Company completed a follow-on public offering of 22,800,000 shares of its common stock at the public offering price of $12.91. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million.
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2014 and December 31, 2013:

	Three months ended December 31, 2014	Three months ended December 31, 2013
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$5,476,410	$1,231,659
Weighted average common shares outstanding	29,466,768	6,666,768
Earnings per common share — basic and diluted	$0.19	$0.18

The Company's Board of Directors has declared the following distributions from inception to December 31, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	$—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
November 20, 2014	April 2, 2015	April 15, 2015	0.30
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
On October 16, 2014, the Company entered into agreements to expand the Natixis facility from $100 million to $200 million, including a $100 million term loan and a $100 million revolving credit facility. Fifth Third Bank ("Fifth Third") also joined the facility as a term loan lender.  The $50 million term loan provided by Fifth Third is priced at LIBOR plus 2% per annum, and the $100 million revolving credit facility and $50 million term loan provided by Natixis, New York Branch, are priced at the applicable commercial paper rate plus 1.9% per annum. The facility maturity date remains unchanged.
As of December 31, 2014, the Company had $184.8 million outstanding under the Natixis facility. Borrowings under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company may use the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.268% and 2.180% for the three months ended December 31, 2014 and December 31, 2013, respectively. For the three months ended December 31, 2014 and December 31, 2013, the Company recorded interest expense of $0.9 million and $0.1 million, respectively, related to the Natixis facility.
Note 7. Interest and Dividend Income

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company's policy, accrued interest is evaluated periodically for collectability. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
As of December 31, 2014, September 30, 2014 and December 31, 2013 there were no investments on which the Company had stopped accruing interest or OID income. For the three months ended December 31, 2014 and December 31, 2013, there were no income non-accrual amounts.
Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three months ended December 31, 2014 and December 31, 2013:

	Three months ended December 31, 2014	Three months ended December 31, 2013
Net increase in net assets resulting from operations	$5,476,410	$1,231,659
Net unrealized depreciation on investments	4,389,006	294,439
Book/tax difference due to deferred loan fees	112,572	—
Book/tax difference due to capital (gains) losses not recognized	559,792	(22,625)
Other book/tax differences	—	37,451
Taxable/Distributable Income (1)	$10,537,780	$1,540,924

__________________

(1)
The Company's taxable income for the three months ended December 31, 2014 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2015. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2014, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$—
Realized capital gains (losses)	—
Unrealized gains, net	4,150
The effect of the permanent book/tax reclassifications during the fiscal year ended September 30, 2014 resulted in increase/(decrease) to the components of net assets on the Consolidated Statements of Assets and Liabilities as of September 30, 2014 as follows:

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
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the "Act") was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning after the date of enactment for an unlimited period.
Distributions to stockholders are recorded on the record date. The Company is required to distribute annually to its stockholders at least 90% of its net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors and is based on management's estimate of the Company's annual taxable income. The Company maintains an "opt out" dividend reinvestment plan for its stockholders.
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
Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company's determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended December 31, 2014, the Company recorded investment realization events, including the following:

•
In October 2014, the Company received a cash payment of $6.8 million from Answers Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In December 2014, the Company received a cash payment of $4.9 million from Survey Sampling International, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2014, the Company received cash payments of $128.3 million in connection with full or partial sales of debt investments and recorded a net realized loss of $0.6 million.

During the three months ended December 31, 2013, the Company received cash payments of $4.7 million in connection with the full or partial sales of debt investments and recorded a net realized gain of $22,625.
During the three months ended December 31, 2014 and December 31, 2013, the Company recorded $4.4 million and $0.3 million, respectively, of net unrealized depreciation, on its investments. For the three months ended December 31, 2014, the Company's net unrealized depreciation consisted of $27,834 of net unrealized depreciation on equity investments and $4,361,172 of net unrealized depreciation on debt investments.
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
Base management Fee
The base management fee is calculated at an annual rate of 1% of the Company's gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash, cash equivalents and restricted cash. The base management fee is calculated based on the average value of the Company's gross assets at the end of the two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2014 and December 31, 2013, base management fees were $1.2 million and $0.2 million, respectively. At December 31, 2014 and September 30, 2014, respectively, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amount of $1.2 million and $0.5 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I Incentive Fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 1.5% per quarter (6% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5% (the "preferred return" or "hurdle");

•
50% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the "catch-up." The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser).

For the three months ended December 31, 2014, the Part I incentive fee was $2.6 million, and for the three months ended December 31, 2013, there was no Part I incentive fee payable to the investment adviser. At December 31, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $2.6 million, reflecting the unpaid portion of the Part I incentive fee payable to the Investment Adviser.
The second part ("Part II incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
In accordance with GAAP, the Company had cumulatively accrued a Part II incentive fee as September 30, 2014 of $54,826 which was reversed due to unrealized losses on the investment portfolio during the three months ended December 31, 2014. For the three months ended December 31, 2013, there was no Part II incentive fee to the investment adviser. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Part II incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Part II incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2014, the Company has not paid any Part II incentive fees since inception. The resulting

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Company's Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Company's Investment Adviser.
Administration Agreement
On January 1, 2014, the Company entered into an administration agreement with a new administrator, FSC CT, Inc., which has since converted to FSC CT LLC ("FSC CT"), under substantially similar terms as its prior administration agreement with FSC, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent at market rates and the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three months ended December 31, 2014 and December 31, 2013, the Company accrued administrative expenses of $0.3 million and $0.1 million, respectively. At December 31, 2014 and September 30, 2014, $0.4 million and $0.2 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended December 31, 2014	Three months ended December 31, 2013
Net asset value at beginning of period	$12.65	$15.13
Net investment income (5)	0.35	0.23
Net unrealized depreciation on investments (5)	(0.15)	—
Net realized loss on investments (5)	(0.02)	(0.05)
Distributions to stockholders	(0.30)	(0.21)
Net asset value at end of period	$12.53	$15.10
Per share market value at beginning of period	11.82	13.54
Per share market value at end of period	10.22	13.24
Total return (1)	(11.21)%	(2.14)%
Common shares outstanding at beginning of period	29,466,768	6,666,768
Common shares outstanding at end of period	29,466,768	6,666,768
Net assets at beginning of period	$372,686,925	$100,842,878
Net assets at end of period	$369,323,305	$100,674,516
Average net assets (2)	$373,887,733	$101,189,863
Ratio of net investment income to average net assets (3)	11.06%	5.89%
Ratio of total expenses to average net assets (3)	5.77%	3.15%
Ratio of portfolio turnover to average investments at fair value	6.28%	0.76%
Weighted average outstanding debt (4)	$126,026,943	$5,135,870
Average debt per share	$4.28	$0.77
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
Note 13. Subsequent Events
On January 15, 2015, the Company and its wholly-owned, special purpose financing subsidiary, FS Senior Funding II LLC, entered into a five-year $175 million senior secured revolving credit facility with the lenders referenced therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (the “Citibank facility”). The Citibank Facility has a three-year reinvestment period and bears an interest rate of LIBOR plus 2.00% per annum for borrowings used to acquire broadly syndicated loans and LIBOR plus 2.25% per annum for other loans. For the first year following the expiration of the reinvestment period, the interest rate will be 3.50% per annum. For the second year following the expiration of the reinvestment period and thereafter the interest rate will be 4.00% per annum.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Except as otherwise specified, references to the "Company," "we," "us," and "our," refer to Fifth Street Senior Floating Rate Corp.
All amounts are in dollars, except share amounts, percentages and as otherwise indicated.
Overview
We were formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. Also, we are an "emerging growth company," as defined in the JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
 On July 17, 2013, we completed an initial public offering of 6,666,668 shares of our common stock at the public offering price of $15.00 per share. The proceeds of our initial public offering totaled $100.0 million and all offering costs were borne by our investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses.

On August 19, 2014, we completed a follow-on public offering of 22,800,000 shares of its common stock at the public offering price of $12.91 per share. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol "FSFR."
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

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, our capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of our senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions.

We evaluate the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. We do not adjust any of the prices received from these sources unless we have a reason to believe any such market quotations are not reflective of the fair value of an investment.

Market quotations may be deemed not to represent fair value where we believe that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations not to reflect the fair value of the security, among other reasons. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).

If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, generally including but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization), cash flows, net income or revenues. We generally require portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
We estimate the fair value of privately held warrants using a Black Scholes pricing model. At each reporting date, privately held warrants are valued based on an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company’s operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends, and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
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
The fair value of all of our investments at December 31, 2014 and September 30, 2014, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and preceding fiscal years were as follows:

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
For the quarter ended December 31, 2014	54.1%
As of December 31, 2014 and September 30, 2014, approximately 93.7% and 72.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of December 31, 2014, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security. There were no investments on which we earned PIK interest for the three months ended December 31, 2014 and December 31, 2013.
For a discussion of risks we are subject to if we were to acquire loans that bear PIK interest, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income," "— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive" and "— Our incentive fee may induce our investment adviser to make speculative investments" in our annual report on Form 10-K for the year ended September 30, 2014. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments would increase the recorded cost basis of these investments in our financial statements and, as a result, would increase the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of December 31, 2014 and September 30, 2014.
Portfolio Composition
Our investments principally consist of senior secured loans in privately-held companies. Our loans are typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to seven years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien and second lien loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk-adjusted returns are available.
As of December 31, 2014 and September 30, 2014, 99.9% and 99.8%, respectively, of our investment portfolio, at cost and fair value, was invested in senior secured debt investments that bore interest at floating rates.

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	December 31, 2014	September 30, 2014
Cost:
Internet software & services	34.76%	9.02%
Healthcare services	16.42	12.76
Education services	8.93	3.12
Application software	7.57	24.60
Diversified support services	3.65	1.16
Integrated telecommunication services	3.06	6.13
Advertising	2.62	3.60
Diversified financial services	2.50	—
Specialized consumer services	2.16	1.06
IT consulting & other services	1.75	—
Pharmaceuticals	1.65	3.31
Hotels, resorts & cruise lines	1.58	3.21
Food retail	1.42	—
Healthcare technology	1.32	2.65
Research & consulting services	1.30	1.65
Healthcare equipment	1.16	2.97
Construction & engineering	1.01	2.03
Casinos & gaming	0.99	4.43
Diversified capital markets	0.91	1.81
Personal products	0.82	1.65
Oil & gas equipment & services	0.78	1.58
Computer hardware	0.76	1.53
Industrial machinery	0.67	—
Fertilizers & agricultural chemicals	0.65	1.32
Wireless telecommunication services	0.50	1.00
Movies & entertainment	0.48	1.49
Electrical components & equipment	0.41	1.66
Alternative carriers	0.17	1.66
Data processing & outsourced services	—	2.00
Electronic components	—	1.53
Specialty chemicals	—	1.07
	100.00%	100.00%

Fair value:	December 31, 2014	September 30, 2014
Internet software & services	34.70%	9.03%
Healthcare services	16.48	12.73
Education services	9.00	3.13
Application software	7.56	24.59
Diversified support services	3.66	1.15
Integrated telecommunication services	3.04	6.13
Advertising	2.58	3.61
Diversified financial services	2.52	—
Specialized consumer services	2.16	1.06
IT consulting & other services	1.75	—
Pharmaceuticals	1.64	3.30
Hotels, resorts & cruise lines	1.59	3.20
Food retail	1.43	—
Healthcare technology	1.32	2.67
Research & consulting services	1.30	1.65
Healthcare equipment	1.15	2.97
Construction & engineering	1.02	2.03
Casinos & gaming	0.99	4.43
Diversified capital markets	0.92	1.80
Personal products	0.82	1.63
Oil & gas equipment & services	0.77	1.57
Computer hardware	0.76	1.54
Industrial machinery	0.67	—
Fertilizers & agricultural chemicals	0.65	1.35
Wireless telecommunication services	0.48	0.99
Movies & entertainment	0.47	1.55
Electrical components & equipment	0.41	1.62
Alternative carriers	0.16	1.66
Data processing & outsourced services	—	2.00
Electronic components	—	1.54
Specialty chemicals	—	1.07
	100.00%	100.00%
Portfolio Asset Quality
We employ a ranking system to assess and monitor the credit risk of our investment portfolio. We rank all investments on a scale from 1 to 4. The system is intended to reflect the performance of the borrower's business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. We have determined that there should be an individual ranking assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2014 and September 30, 2014:

	December 31, 2014			September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$595,854,254	100.00%	4.66	$300,001,397	100.00%	4.48
3	—	—	—	—	—	—
4	—	—	—	—	—	—
Total	$595,854,254	100.00%	4.66	$300,001,397	100.00%	4.48
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of December 31, 2014, we had modified the payment terms of our investment in two portfolio companies. As of September 30, 2014, we had modified the payment terms of our investment in one portfolio company.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2014, September 30, 2014 and December 31, 2013 there were no investments on which we had stopped accruing cash interest or OID income. For the three months ended December 31, 2014 and December 31, 2013, there were no income non-accrual amounts.
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
Comparison of the three months ended December 31, 2014 and December 31, 2013
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, prepayment fees and waiver fees.
Total investment income for the three months ended December 31, 2014 and December 31, 2013 was $15.9 million and $2.3 million, respectively. For the three months ended December 31, 2014, this amount primarily consisted of $7.9 million of interest income from portfolio investments and $8.0 million of fee income. For the three months ended December 31, 2013, this amount primarily consisted of $1.3 million of interest income from portfolio investments and $1.0 million of fee income. The weighted average cash yield on our debt investments at December 31, 2014 and September 30, 2014 was 7.06% and 7.24%, respectively.
The increase in our total investment income for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 34 debt investments in our portfolio and fees related to investment activity, partially offset by amortization repayments received on our debt investments.
Expenses

Net expenses for the three months ended December 31, 2014 and December 31, 2013 were $5.4 million and $0.8 million, respectively. Net expenses increased for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 by $4.6 million. This was due primarily to increases in:

•
Base management fee, which was primarily attributable to a $460.5 million increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Part I incentive fee, which was attributable to a $11.5 million increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a $120.9 million increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $13.6 million increase in total investment income as compared to the $4.6 million increase in net expenses, net investment income for the three months ended December 31, 2014 reflected an $8.9 million increase compared to the three months ended December 31, 2013.
Realized Gain (Loss) on Investments
During the three months ended December 31, 2014, we recorded investment realization events, including the following:

•
In October 2014, we received a cash payment of $6.8 million from Answers Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In December 2014, we received a cash payment of $4.9 million from Survey Sampling International, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2014, we received cash payments of $128.3 million in connection with full or partial sales of debt investments and recorded a net realized loss of $0.6 million.

During the three months ended December 31, 2013, we received cash payments of $4.7 million in connection with the full or partial sales of debt investments and recorded a net realized gain of $22,625.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2014, we recorded net unrealized depreciation of $4.4 million, consisting of $27,834 of unrealized depreciation of equity investments and $4,361,172 of unrealized depreciation on debt investments. During the three months ended December 31, 2013, we recorded $0.3 million of net unrealized depreciation on our debt investments.
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
For the three months ended December 31, 2014, we experienced a net decrease in cash and cash equivalents of $97.3 million. During that period, we used $272.2 million of cash in operating activities, primarily for the funding of $443.3 million of investments and net revolvers, partially offset by $142.4 million of principal payments and proceeds from the sale of investments and $10.4 million of net investment income. During the same period, cash provided by financing activities was $175.0 million, primarily consisting of $184.8 million of net borrowings under credit facilities, partially offset by $8.6 million of cash distributions paid and $1.0 million of deferred financing costs recognized.
For the three months ended December 31, 2013, we experienced a net decrease in cash and cash equivalents of $49.8 million. During that period, we used $85.4 million of cash in operating activities, primarily for the funding of $92.2 million of investments and net revolvers, partially offset by $5.2 million of amortization payments and proceeds from the sale of investments and $1.5 million of net investment income. During the same period, cash provided by financing activities was $35.6 million consisting of proceeds from our initial public offering.
As of December 31, 2014, we had $10.2 million of cash and cash equivalents, $3.1 million of restricted cash, portfolio investments (at fair value) of $595.9 million, dividend payable of $8.8 million, payables from unsettled transactions of $65.7 million and unfunded commitments of $40.1 million.
As of September 30, 2014, we had $107.4 million of cash and cash equivalents, $2.1 million of restricted cash, portfolio investments (at fair value) of $300.0 million, distribution payable of $8.8 million, payables from unsettled transactions of $27.9 million and unfunded commitments of $19.6 million.
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
In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Dividends" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions That Have Occurred Since Inception
The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock since inception:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30
Monthly	February 4, 2014	May 1, 2015	May 15, 2015	0.10
Monthly	February 4, 2014	June 1, 2015	June 15, 2015	0.10
Monthly	February 4, 2014	July 1, 2015	July 15, 2015	0.10
Monthly	February 4, 2014	August 3, 2015	August 17, 2015	0.10
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
On October 16, 2014, we entered into agreements to expand the Natixis facility from $100 million to $200 million, including a $100 million term loan and a $100 million revolving credit facility. Fifth Third Bank ("Fifth Third") also joined the facility as a term loan lender.  The $50 million term loan provided by Fifth Third is priced at LIBOR plus 2% per annum, and the $100 million revolving credit facility and $50 million term loan provided by Natixis, New York Branch, are priced at the applicable commercial paper rate plus 1.9% per annum. The facility maturity date remains unchanged.
As of December 31, 2014, we had $184.8 million of borrowings outstanding under the Natixis facility. Borrowings under the Natixis facility, if any, are secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We may use the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.268% and 2.180% for the three months ended December 31, 2014 and December 31, 2013, respectively. For the three months ended December 31, 2014 and December 31, 2013, we recorded interest expense of $0.9 million and $0.1 million, respectively, related to the Natixis facility.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014 and September 30, 2014, our only off-balance sheet arrangements consisted of $40.1 million and $19.6 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers & term loans) as of December 31, 2014 and September 30, 2014 is shown in the table below:

	December 31, 2014	September 30, 2014
TIBCO Software, Inc.	$5,300,000	$—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,984,375	4,984,375
Metamorph US 3, LLC	4,900,000	—
Executive Consulting Group, Inc.	4,800,000	—
BeyondTrust Software, Inc.	3,905,000	5,625,000
Teaching Strategies, LLC	2,400,000	—
Idera, Inc.	2,400,000	—
TrialCard Incorporated	2,000,000	—
Dynatect Group	1,800,000	—
NextCare, Inc.	1,250,617	1,555,642
Ameritox Ltd.	1,333,333	—
GTCR Valor Companies, Inc.	—	2,412,308
Total	$40,073,325	$19,577,325
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Natixis facility:

	Debt Outstanding as of September 30, 2014	Debt Outstanding as of December 31, 2014	Weighted average debt outstanding for the three months ended December 31, 2014	Maximum debt outstanding for the three months ended December 31, 2014
Credit facility payable	$—	$184,847,646	$126,026,943	$200,000,000
Total debt	$—	$184,847,646	$126,026,943	$200,000,000
Regulated Investment Company Status and Distributions
We have elected to be treated and qualified as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a year may differ from taxable income for that year as such distributions may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman and Dimitrov, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Adviser's Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2014 and December 31, 2013, we incurred fees of $3.7 million and $0.2 million, respectively, under the investment advisory agreement.
Pursuant to the administration agreement with FSC CT Inc., which has since converted to FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2014 and December 31, 2013, we incurred fees of $0.3 million and $0.1 million, respectively, under the administration agreements.
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name "Fifth Street." Under this agreement, we will have a right to use the "Fifth Street" name for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "Fifth Street" name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, our investment adviser's chief executive officer.
Recent Developments

On January 15, 2015, we and our wholly-owned, special purpose financing subsidiary, FS Senior Funding II LLC, entered into a five-year $175 million senior secured revolving credit facility with the lenders referenced therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (the “Citibank Facility”). The Citibank Facility has a three-year reinvestment period and bears an interest rate of LIBOR plus 2.00% per annum for borrowings used to acquire broadly syndicated loans and LIBOR plus 2.25% per annum for other loans. For the first year following the expiration of the reinvestment period, the interest rate will be 3.50% per annum. For the second year following the expiration of the reinvestment period and thereafter the interest rate will be 4.00% per annum.
On February 4, 2015, our Board of Directors declared the following monthly dividends:
• $0.10 per share, payable on May 15, 2015 to stockholders of record on May 1, 2015;
• $0.10 per share, payable on June 15, 2015 to stockholders of record on June 1, 2015;
• $0.10 per share, payable on July 15, 2015 to stockholders of record on July 1, 2015; and
• $0.10 per share, payable on August 17, 2015 to stockholders of record on August 3, 2015.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation"). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of December 31, 2014, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2014, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$24,104,855	$(9,242,382)	$14,862,473
400	18,152,714	(7,393,906)	10,758,808
300	12,200,573	(5,545,429)	6,655,144
200	6,248,432	(3,696,953)	2,551,479
100	538,118	(1,848,476)	(1,310,358)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2014 and September 30, 2014.

	December 31, 2014		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments
Money market rate	$13,296,736	$—	$109,557,165
Prime rate	949,978	—	5,177,783
LIBOR:
30 day	14,700,524	—	29,929,483
60 day	6,203	—	3,221,875
90 day	585,207,708	—	261,536,008
180 day	—	184,847,646	—
Fixed rate	—	—	—
Total	$614,161,149	$184,847,646	$409,422,314

Item 4.    Controls and Procedures
All controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing, and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated. As of December 31, 2014, our investments in the internet software and services industry represented approximately 35% of the fair value of our portfolio and our investments in the healthcare services industry represented approximately 17% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. There have been no other material changes during the three months ended December 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.    Other Information
None.
Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Registrant and FSC CT LLC dated as of January 1, 2014.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET SENIOR FLOATING RATE CORP.

By:	/s/ Ivelin M. Dimitrov
Ivelin M. Dimitrov
Chief Executive Officer

By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer
Date: February 6, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Registrant and FSC CT LLC dated as of January 1, 2014.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.