Form 10-Q
period 2015-03-31
Fifth Street Senior Floating Rate Corp.
filed 2015-05-11
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of May 8, 2015.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Investments at fair value:
Non-control/Non-affiliate investments (cost March 31, 2015: $587,106,486; cost September 30, 2014: $299,997,247)	$583,559,421	$300,001,397
Total investments at fair value (cost March 31, 2015: $587,106,486; cost September 30, 2014: $299,997,247)	583,559,421	300,001,397
Cash and cash equivalents	72,308,303	107,429,760
Restricted cash	5,680,208	2,127,405
Interest and fees receivable	1,350,840	1,120,010
Due from portfolio companies	463,848	200,840
Receivables from unsettled transactions	5,877,625	—
Deferred financing costs	4,556,252	1,625,932
Other assets	144,268	—
Total assets	$673,940,765	$412,505,344
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,980,680	$1,213,683
Base management fee payable	1,523,159	475,437
Part I incentive fee payable	1,161,808	926,180
Part II incentive fee payable	—	54,826
Due to FSC CT	213,019	239,617
Interest payable	813,942	205,646
Distribution payable	8,840,030	8,840,030
Payables from unsettled transactions	12,284,000	27,863,000
Credit facilities payable	280,097,646	—
Total liabilities	306,914,284	39,818,419
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at March 31, 2015 and September 30, 2014	294,668	294,668
Additional paid-in-capital	374,101,816	374,101,816
Net unrealized appreciation (depreciation) on investments	(3,547,065)	4,150
Net realized loss on investments	(1,556,035)	—
Accumulated overdistributed net investment income	(2,266,903)	(1,713,709)
Total net assets (equivalent to $12.46 and $12.65 per common share at March 31, 2015 and September 30, 2014, respectively) (Note 12)	367,026,481	372,686,925
Total liabilities and net assets	$673,940,765	$412,505,344

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
Interest income:
Non-control/Non-affiliate investments	$9,621,423	$2,567,868	$17,505,207	$3,870,947
Interest on cash and cash equivalents	5,250	197	9,185	2,217
Total interest income	9,626,673	2,568,065	17,514,392	3,873,164
Fee income:
Non-control/Non-affiliate investments	2,265,158	837,855	10,237,804	1,839,099
Total fee income	2,265,158	837,855	10,237,804	1,839,099
Total investment income	11,891,831	3,405,920	27,752,196	5,712,263
Expenses:
Base management fee	1,523,167	407,087	2,680,078	641,636
Part I incentive fee	1,161,808	280,597	3,754,403	280,597
Part II incentive fee	—	—	(54,826)	—
Professional fees	188,709	204,167	498,495	325,699
Board of Directors fees	86,050	43,250	184,300	97,500
Interest expense	1,705,137	434,960	2,591,292	575,993
Administrator expense	177,562	111,364	423,697	218,624
General and administrative expenses	347,740	133,781	547,891	278,029
Total expenses	5,190,173	1,615,206	10,625,330	2,418,078
Net investment income	6,701,658	1,790,714	17,126,866	3,294,185
Unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	837,791	(318,940)	(3,551,215)	(613,379)
Net unrealized appreciation (depreciation) on investments	837,791	(318,940)	(3,551,215)	(613,379)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(996,243)	232,188	(1,556,035)	254,813
Net realized gain (loss) on investments	(996,243)	232,188	(1,556,035)	254,813
Net increase in net assets resulting from operations	$6,543,206	$1,703,962	$12,019,616	$2,935,619
Net investment income per common share — basic and diluted	$0.23	$0.27	$0.58	$0.49
Earnings per common share — basic and diluted	$0.22	$0.26	$0.41	$0.44
Weighted average common shares outstanding — basic and diluted	29,466,768	6,666,768	29,466,768	6,666,768
Distributions per common share	$0.30	$0.23	$0.60	$0.44

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended March 31, 2015	Six months ended March 31, 2014
Operations:
Net investment income	$17,126,866	$3,294,185
Net unrealized depreciation on investments	(3,551,215)	(613,379)
Net realized gain (loss) on investments	(1,556,035)	254,813
Net increase in net assets resulting from operations	12,019,616	2,935,619
Stockholder transactions:
Distributions to stockholders	(17,680,060)	(2,933,378)
Net decrease in net assets from stockholder transactions	(17,680,060)	(2,933,378)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	550,472	8,288
Repurchases of common stock under dividend reinvestment plan	(550,472)	(8,288)
Net decrease in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	(5,660,444)	2,241
Net assets at beginning of period	372,686,925	100,842,878
Net assets at end of period	$367,026,481	$100,845,119
Net asset value per common share	$12.46	$15.13
Common shares outstanding at end of period	29,466,768	6,666,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2015	Six months ended March 31, 2014
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$12,019,616	$2,935,619
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	3,551,215	613,379
Net realized (gains) losses on investments	1,556,035	(254,813)
Recognition of fee income	(10,237,804)	—
Accretion of original issue discount on investments	(93,819)	(13,006)
Amortization of deferred financing costs	288,780	95,643
Changes in operating assets and liabilities:
Fee income received	10,359,966	—
Increase in restricted cash	(3,552,803)	(1,642,927)
Increase in interest and fees receivable	(230,830)	(494,798)
Increase in due from portfolio companies	(263,008)	(642,967)
Increase in receivables from unsettled transactions	(5,877,625)	(4,023,028)
Increase in other assets	(144,268)	(29,957)
Increase in accounts payable, accrued expenses and other liabilities	766,997	607,032
Increase in base management fee payable	1,047,722	345,708
Increase in incentive fee payable	180,802	280,597
Increase (decrease) in due to FSC CT	(26,598)	218,651
Increase in interest payable	608,296	494,717
Increase (decrease) in payables from unsettled transactions	(15,579,000)	6,655,042
Purchases of investments and net revolver activity	(559,733,049)	(186,975,865)
Principal payments applied to investments (scheduled payments)	5,104,316	3,014,714
Principal payments applied to investments (payoffs)	19,035,025	5,524,270
Proceeds from the sale of investments	246,900,091	46,992,313
Net cash used in operating activities	(294,319,943)	(126,299,676)
Cash flows from financing activities:
Distributions paid in cash	(17,246,289)	(1,391,734)
Borrowings under credit facilities	378,450,000	80,873,200
Repayments of borrowings under credit facilities	(98,352,354)	—
Repurchases of common stock under dividend reinvestment plan	(433,771)	(8,288)
Deferred financing costs paid	(3,219,100)	(1,836,347)
Net cash provided by financing activities	259,198,486	77,636,831
Net decrease in cash and cash equivalents	(35,121,457)	(48,662,845)
Cash and cash equivalents, beginning of period	107,429,760	52,346,831
Cash and cash equivalents, end of period	$72,308,303	$3,683,986
Supplemental information:
Cash paid for interest	$1,885,465	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$550,472	$8,288
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(10)		$4,624,995	4,624,995	4,497,808
			4,624,995	4,497,808
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)		8,083,823	8,013,208	7,912,042
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	1,000,000	988,330
			9,013,208	8,900,372
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(10)		4,925,000	4,925,000	4,481,750
			4,925,000	4,481,750
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(10)		5,419,975	5,419,975	5,447,075
			5,419,975	5,447,075
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(10)		4,937,500	4,937,500	4,956,016
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (8)		3,000,000	3,000,000	2,947,500
			7,937,500	7,903,516
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)		2,400,000	2,400,000	2,316,000
			2,400,000	2,316,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(10)		34,825,000	34,825,000	34,296,083
			34,825,000	34,296,083
Travel Leaders Group, LLC	Hotels, resorts & cruise lines
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 12/5/2018 (8)(10)		9,375,000	9,375,000	9,398,438
			9,375,000	9,398,438
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(10)		3,456,250	3,456,250	3,404,406
			3,456,250	3,404,406
Power Products, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/13/2019 (8)(9)(10)		2,427,142	2,427,142	2,412,142
			2,427,142	2,412,142
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 12/16/2020 (8)(10)		6,800,000	6,800,000	6,774,500
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	1,000,000	982,500
			7,800,000	7,757,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (8)(10)		$11,970,000	$11,914,337	$11,481,205
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,812,632	7,540,000
			19,726,969	19,021,205
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)		9,875,000	9,875,000	9,856,032
			9,875,000	9,856,032
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		5,350,075	5,350,075	5,357,594
Acquisition Line, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)			1,091,964	1,091,964
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)			—	—
Senior Revolver, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)			—	—
			6,442,039	6,449,558
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(10)		4,875,000	4,875,000	4,881,094
			4,875,000	4,881,094
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(10)		5,686,571	5,682,494	5,685,763
			5,682,494	5,685,763
Deluxe Entertainment Services Group Inc.	Movies & entertainment
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 2/28/2020 (8)(10)		3,050,255	2,879,167	2,966,373
			2,879,167	2,966,373
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (8)		1,250,000	1,250,000	1,211,463
			1,250,000	1,211,463
CM Delaware LLC	Advertising
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (7)(8)(9)(10)		2,178,000	2,178,000	2,171,194
			2,178,000	2,171,194
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(10)		4,256,944	4,256,944	4,249,835
			4,256,944	4,249,835
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (8)		4,000,000	4,000,000	3,930,000
			4,000,000	3,930,000
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (8)		6,900,000	6,878,079	6,871,262
			6,878,079	6,871,262
IPC Systems, Inc.	Alternative carriers
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/8/2020 (8)(10)		11,200,000	11,200,000	11,291,000
			11,200,000	11,291,000
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)		13,524,015	13,524,015	13,490,272
			13,524,015	13,490,272
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(10)		3,970,000	3,970,000	3,967,519
			3,970,000	3,967,519
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(10)		3,854,973	3,854,973	3,874,247
			3,854,973	3,874,247
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (7)(8)		$2,977,500	$2,977,500	$2,798,850
35.5263 Common Stock Warrants (7)			—	167,990
			2,977,500	2,966,840
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(10)		6,965,000	6,965,000	6,837,889
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)		3,000,000	3,000,000	2,910,000
			9,965,000	9,747,889
Symphony Teleca Services, Inc.	Application software
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/7/2019 (8)(10)		2,468,750	2,468,750	2,456,406
			2,468,750	2,456,406
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/29/2021 (8)(10)		5,970,000	5,970,000	5,947,613
			5,970,000	5,947,613
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(10)		33,707,233	33,689,205	33,386,005
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(1,502)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	520,376
			34,187,703	33,906,381
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (8)(10)		7,453,125	7,453,125	7,378,594
			7,453,125	7,378,594
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(10)		6,069,500	6,069,500	6,004,527
			6,069,500	6,004,527
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(10)		19,719,813	19,698,264	19,689,219
First Lien Delayed Draw Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)		7,110,000	7,107,366	7,059,709
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)		1,200,000	1,199,122	1,200,000
			28,004,752	27,948,928
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)		3,990,000	3,990,000	3,985,652
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)			—	—
			3,990,000	3,985,652
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/5/2020 (8)(10)		20,200,000	20,177,660	20,024,464
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/5/2019 (8)(11)			(894)	—
			20,176,766	20,024,464
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 11/6/2020 (8)(10)		8,578,500	8,578,500	8,589,223
			8,578,500	8,589,223
Sutherland Global Services, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/23/2021 (8)(10)		6,766,000	6,766,000	6,811,095
			6,766,000	6,811,095
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(10)		$5,386,500	$5,386,500	$5,373,034
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)		410,000	410,000	410,000
			5,796,500	5,783,034
GOBP Holdings Inc.	Food retail
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)(10)		4,089,750	4,089,750	4,112,775
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)		3,000,000	3,000,000	2,970,000
			7,089,750	7,082,775
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(10)		9,284,423	9,284,423	9,261,212
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,500,000	1,500,000	1,485,000
			10,784,423	10,746,212
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)		7,000,000	7,000,000	6,996,259
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2017 (8)(10)			—	—
			7,000,000	6,996,259
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)(10)		12,900,000	12,659,917	12,924,188
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			12,659,917	12,924,188
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(10)		26,036,250	26,005,583	25,650,004
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(11)			(3,439)	—
			26,002,144	25,650,004
Compuware Holdings, LLC	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/11/2019 (8)(10)		2,468,750	2,468,750	2,416,289
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/10/2021 (8)(10)		6,483,750	6,359,940	6,302,756
			8,828,690	8,719,045
AMAG Pharmaceuticals, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 11/12/2020 (8)(10)		14,625,000	14,625,000	14,789,531
			14,625,000	14,789,531
Novetta Solutions, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/2/2020 (8)(10)		5,771,000	5,771,000	5,771,000
			5,771,000	5,771,000
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)(10)		8,300,000	8,300,000	8,327,639
			8,300,000	8,327,639
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)(10)		27,825,000	27,814,333	27,291,427
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)		666,667	665,905	666,667
			28,480,238	27,958,094
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(10)		27,825,000	27,804,026	27,644,738
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(11)			(1,498)	—
			27,802,528	27,644,738
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(10)		43,700,000	43,673,101	43,700,000
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(2,401)	—
			43,670,700	43,700,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(10)		$13,900,000	$13,900,000	$13,900,000
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			13,900,000	13,900,000
Riverbed Technology, Inc.	Application software
First Lien Term Loan, LIBOR+5% (1% floor) cash due 2/25/2022 (8)		7,500,000	7,500,000	7,582,500
			7,500,000	7,582,500
GK Holdings, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 1/30/2021 (8)(10)		3,491,250	3,491,250	3,499,978
			3,491,250	3,499,978
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(10)		10,000,000	10,000,000	9,925,000
			10,000,000	9,925,000
Curo Health Services Holdings, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 2/5/2022 (8)(10)		7,000,000	7,000,000	7,037,905
			7,000,000	7,037,905
Research Now Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (8)(10)		5,000,000	5,000,000	5,012,500
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	4,000,000	4,010,000
			9,000,000	9,022,500
Total Non-Control/Non-Affiliate Investments (159.0% of net assets)			$587,106,486	$583,559,421
Total Portfolio Investments (159.0% of net assets)			$587,106,486	$583,559,421
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2015
(unaudited)

(1)	All debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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

Portfolio Company	Effective date	Cash interest	Reason
Power Products, LLC	February 9, 2015	+ 0.25% on First Lien Term Loan	Per loan amendment
Accruent, LLC	November 14, 2014	+ 1.50% on First Lien Term Loan	Per loan amendment
CM Delaware LLC	May 5, 2014	+ 0.75% on First Lien Term Loan	Per loan amendment

(10)
Investment pledged as collateral under one or more of the Company's credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

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
The Company also has wholly-owned subsidiaries that are consolidated for accounting purposes and the portfolio investments held by the subsidiaries are included in the Company's Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
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
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements. As provided under ASU 2013-08 which amended Accounting Standards Codification ("ASC") 946 – Financial Services – Investment Companies ("ASC 946"), the Company is an investment company as it is regulated under the 1940 Act and is applying guidance in ASC 946.
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
The Consolidated Financial Statements include portfolio investments at fair value of $583.6 million and $300.0 million at March 31, 2015 and September 30, 2014, respectively. The portfolio investments represent 159.0% and 80.5% of net assets at March 31, 2015 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments when there is no readily available market quotation, as long as it is appropriate. If, in the Company's judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company's investment in the portfolio company. In certain instances, the Company may use alternative methodologies, including an asset liquidation model, expected recovery model or other alternative approaches.
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

Market quotations may be deemed not to represent fair value where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations not to reflect the fair value of the security, among other reasons. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).

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

•
Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company;

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
The fair value of each of the Company's investments at March 31, 2015 and September 30, 2014 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents:
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash, cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.
Restricted Cash:
As of March 31, 2015, included in restricted cash is $5.7 million that was held at U.S. Bank, National Association and Wells Fargo in connection with the Company's Natixis and Citibank facilities (as defined in Note 6 — Lines of Credit). Pursuant to the terms of the credit agreements, the Company is restricted in terms of access to $5.7 million until such time as the Company submits its required monthly reporting schedules and Natixis, New York Branch and Citibank and each verifies the Company's compliance with the terms of the credit agreements with the Company.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses in connection with the closing or amending of the Company's credit facilities, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the six months ended March 31, 2015 and March 31, 2014.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments and (3) assets recognized from costs to obtain or fulfill a contract. The guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its Consolidated Financial Statements.
In April 2015, the FASB issued a new accounting standards update that requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial statements, however, because the update impacts presentation and disclosure only, the Company does not believe adoption will have a significant impact on its Consolidated Financial Statements.
Note 3. Portfolio Investments
At March 31, 2015, 159.0% of net assets, or $583.6 million, was invested in 59 portfolio investments and 19.7% of net assets, or $72.3 million, was in cash and cash equivalents (excluding restricted cash). In comparison, at September 30, 2014, 80.5% of net assets, or $300.0 million, was invested in 48 portfolio investments and 28.8% of net assets, or $107.4 million, was in cash and cash equivalents (excluding restricted cash). As of March 31, 2015 and September 30, 2014, 99.9% and 99.8%, respectively, of the Company's investment portfolio, at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
During the three and six months ended March 31, 2015, the Company recorded net unrealized appreciation (depreciation) of $0.8 million and $(3.6) million, respectively. During the three and six months ended March 31, 2014, the Company recorded net unrealized depreciation of $0.3 million and $0.6 million, respectively. During the three and six months ended March 31, 2015, the Company recorded net realized losses of $1.0 million and $1.6 million, respectively. During the three and six months ended March 31, 2014, the Company recorded net realized gains of $0.2 million and $0.3 million, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's investments as of March 31, 2015 and September 30, 2014 at cost and fair value was as follows:

	March 31, 2015		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$586,606,486	$582,871,055	$299,497,247	$299,333,407
Investment in equity securities (common stock and warrants)	500,000	688,366	500,000	667,990
Total	$587,106,486	$583,559,421	$299,997,247	$300,001,397
The following table presents the financial instruments carried at fair value as of March 31, 2015, by caption on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$582,871,055	$582,871,055
Investment in equity securities (common stock and warrants)			688,366	688,366
Total investments at fair value	$—	$—	$583,559,421	$583,559,421
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from December 31, 2014 to March 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Common Equity/Warrants	Total
Fair value at December 31, 2014	$595,214,098	$640,156	$595,854,254
New investments & net revolver activity	116,458,781	—	116,458,781
Redemptions/repayments	(128,676,216)	—	(128,676,216)
Accretion of original issue discount	50,643	—	50,643
Net change in unearned income	30,411	—	30,411
Net unrealized appreciation on investments	789,581	48,210	837,791
Net realized loss on investments	(996,243)	—	(996,243)
Fair value as of March 31, 2015	$582,871,055	$688,366	$583,559,421
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended March 31, 2015	$408,419	$48,210	$456,629
The following table provides a roll-forward in the changes in fair value from December 31, 2013 to March 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Total
Fair value at December 31, 2013	$135,371,106	$135,371,106
New investments & net revolver activity	94,809,197	94,809,197
Redemptions/repayments	(50,121,882)	(50,121,882)
Accretion of original issue discount	8,542	8,542
Net unrealized depreciation on investments	(318,940)	(318,940)
Net realized gain on investments	4,602	4,602
Fair value as of March 31, 2014	$179,752,625	$179,752,625
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended March 31, 2014	$(314,338)	$(314,338)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to March 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Common Equity/Warrants	Total
Fair value at September 30, 2014	$299,333,407	$667,990	$300,001,397
New investments & net revolver activity	559,733,049	—	559,733,049
Redemptions/repayments	(271,039,432)	—	(271,039,432)
Accretion of original issue discount	93,819	—	93,819
Net change in unearned income	(122,162)	—	(122,162)
Net unrealized appreciation (depreciation) on investments	(3,571,591)	20,376	(3,551,215)
Net realized loss on investments	(1,556,035)	—	(1,556,035)
Fair value as of March 31, 2015	$582,871,055	$688,366	$583,559,421
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the six months ended March 31, 2015	$(3,907,321)	$20,376	$(3,886,945)
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to March 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Senior Secured Debt	Total
Fair value at September 30, 2013	$48,653,617	$48,653,617
New investments & net revolver activity	186,975,865	186,975,865
Redemptions/repayments	(55,281,086)	(55,281,086)
Accretion of original issue discount	13,006	13,006
Net unrealized depreciation on investments	(613,379)	(613,379)
Net realized gain on investments	4,602	4,602
Fair value as of March 31, 2014	$179,752,625	$179,752,625
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the six months ended March 31, 2014	$(608,777)	$(608,777)

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
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$295,898,251	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.0%
			Tranche specific risk premium / (discount)	(a)	(3.3)%	-	6.0%	(0.9)%
			Size premium	(a)	0.0%	-	2.0%	1.3%
			Industry premium / (discount)	(a)	(1.1)%	-	0.5%	0.3%
	286,972,804	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Common equity/warrants	688,366	Market and income approaches	Weighted average cost of capital		22.0%	-	22.0%	22.0%
			Company specific risk premium	(a)	1.0%	-	1.0%	1.0%
			Revenue growth rate		14.1%	-	14.1%	14.1%
			EBITDA multiple	(b)	10.2x	-	10.2x	10.2x
			Revenue multiple	(b)	4.1x	-	5.3x	4.7x
Total	$583,559,421
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2015, and the level of each financial liability within the fair value hierarchy:

Credit Facilities Payable	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Natixis facility payable	$183,397,646	$183,397,646	$—	$—	$183,397,646
Citibank facility payable	96,700,000	96,700,000	—	—	96,700,000
Total credit facilities payable	$280,097,646	$280,097,646	$—	$—	$280,097,646
The carrying values of credit facilities payable approximates their fair values and are included in Level 3 of the hierarchy.
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $41.8 million and $19.6 million of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2015 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of March 31, 2015 and September 30, 2014 is shown in the table below:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2015	September 30, 2014
TIBCO Software, Inc.	$5,300,000	$—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,952,965	4,984,375
Executive Consulting Group, Inc.	4,800,000	—
Motion Recruitment Partners LLC	3,900,000	—
BeyondTrust Software, Inc.	3,605,000	5,625,000
Metamorph US 3, LLC	2,400,000	—
Idera, Inc.	2,400,000	—
PowerPlan, Inc.	2,100,000	—
TrialCard Incorporated	2,000,000	—
Dynatect Group	1,800,000	—
Ameritox Ltd.	1,333,333	—
Teaching Strategies, LLC	1,200,000	—
NextCare, Inc.	1,049,870	1,555,642
GTCR Valor Companies, Inc.	—	2,412,308
Total	$41,841,168	$19,577,325
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

	March 31, 2015		September 30, 2014
Cost:
Northeast U.S.	$200,733,486	34.19%	$70,932,234	23.64%
Southwest U.S.	136,413,128	23.23	103,814,102	34.61
Southeast U.S.	82,588,501	14.07	31,308,250	10.44
West U.S.	78,567,580	13.38	32,871,451	10.96
Midwest U.S.	73,683,291	12.55	40,489,710	13.50
International	15,120,500	2.58	20,581,500	6.85
Total	$587,106,486	100.00%	$299,997,247	100.00%

Fair Value:
Northeast U.S.	$199,819,093	34.24%	$70,855,117	23.62%
Southwest U.S.	135,232,106	23.17	103,704,012	34.57
Southeast U.S.	82,434,228	14.13	31,405,771	10.47
West U.S.	78,437,127	13.44	32,989,244	11.00
Midwest U.S.	72,750,944	12.47	40,492,198	13.50
International	14,885,923	2.55	20,555,055	6.84
Total	$583,559,421	100.00%	$300,001,397	100.00%

The composition of the Company's portfolio by industry at cost and fair values as of March 31, 2015 and September 30, 2014 were as follows:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2015		September 30, 2014
Cost:
Internet software & services	$163,303,909	27.82%	$27,062,048	9.02%
Healthcare services	104,086,138	17.73	38,272,049	12.76
Diversified support services	65,460,450	11.15	3,473,750	1.16
Application software	45,406,453	7.73	73,786,077	24.60
Education services	33,687,246	5.74	9,354,343	3.12
Pharmaceuticals	24,500,000	4.17	9,925,000	3.31
Integrated telecommunication services	20,813,079	3.55	18,384,774	6.13
Advertising	15,702,015	2.67	10,800,723	3.60
IT consulting & other services	11,791,250	2.01	—	—
Alternative carriers	11,200,000	1.91	4,987,500	1.66
Hotels, resorts & cruise lines	9,375,000	1.60	9,625,000	3.21
Data processing & outsourced services	9,000,000	1.53	6,000,000	2.00
Specialized consumer services	8,578,500	1.46	3,192,000	1.06
Healthcare technology	7,937,500	1.35	7,962,500	2.65
Research & consulting services	7,800,000	1.33	4,937,500	1.65
Food retail	7,089,750	1.21	—	—
Construction & engineering	6,069,500	1.03	6,100,000	2.03
Diversified capital markets	5,419,975	0.91	5,447,487	1.81
Personal products	4,875,000	0.83	4,937,500	1.65
Oil & gas equipment & services	4,624,995	0.79	4,749,995	1.58
Computer hardware	4,256,944	0.73	4,604,167	1.53
Industrial machinery	3,990,000	0.68	—	—
Fertilizers & agricultural chemicals	3,854,973	0.66	3,955,000	1.32
Wireless telecommunication services	2,977,500	0.51	2,992,500	1.00
Movies & entertainment	2,879,167	0.49	4,483,834	1.49
Electrical components & equipment	2,427,142	0.41	4,975,000	1.66
Casinos & gaming	—	—	13,300,000	4.43
Healthcare equipment	—	—	8,900,000	2.97
Electronic components	—	—	4,588,500	1.53
Specialty chemicals	—	—	3,200,000	1.07
Total	$587,106,486	100.00%	$299,997,247	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2015		September 30, 2014
Fair Value:
Internet software & services	$161,452,201	27.67%	$27,082,827	9.03%
Healthcare services	102,794,883	17.62	38,192,786	12.73
Diversified support services	65,469,535	11.22	3,461,756	1.15
Application software	45,156,750	7.74	73,759,754	24.59
Education services	33,634,691	5.76	9,376,798	3.13
Pharmaceuticals	24,645,563	4.22	9,887,945	3.30
Integrated telecommunication services	20,586,670	3.53	18,395,831	6.13
Advertising	15,661,466	2.68	10,839,541	3.61
IT consulting & other services	11,827,617	2.03	—	—
Alternative carriers	11,291,000	1.93	4,987,468	1.66
Hotels, resorts & cruise lines	9,398,438	1.61	9,592,523	3.20
Data processing & outsourced services	9,022,500	1.55	6,000,000	2.00
Specialized consumer services	8,589,223	1.47	3,193,060	1.06
Healthcare technology	7,903,516	1.35	8,011,422	2.67
Research & consulting services	7,757,000	1.33	4,941,631	1.65
Food retail	7,082,775	1.21	—	—
Construction & engineering	6,004,527	1.03	6,100,000	2.03
Diversified capital markets	5,447,075	0.94	5,459,605	1.80
Personal products	4,881,094	0.84	4,888,194	1.63
Oil & gas equipment & services	4,497,808	0.77	4,708,121	1.57
Computer hardware	4,249,835	0.73	4,605,770	1.54
Industrial machinery	3,985,652	0.68	—	—
Fertilizers & agricultural chemicals	3,874,247	0.66	4,039,398	1.35
Wireless telecommunication services	2,966,840	0.51	2,965,368	0.99
Movies & entertainment	2,966,373	0.51	4,640,481	1.55
Electrical components & equipment	2,412,142	0.41	4,860,113	1.62
Casinos & gaming	—	—	13,300,000	4.43
Healthcare equipment	—	—	8,900,000	2.97
Electronic components	—	—	4,611,005	1.54
Specialty chemicals	—	—	3,200,000	1.07
Total	$583,559,421	100.00%	$300,001,397	100.00%
The Company's investments are generally in middle market companies in a variety of industries. At March 31, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. At September 30, 2014, the Company had no single investment that represented greater than 25% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and six months ended March 31, 2015, no individual investment produced income that exceeded 15% of total investment income. For the three and six months ended March 31, 2014, no individual investment produced income that exceeded 10% of total investment income.
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
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$6,543,206	$1,703,962	$12,019,616	$2,935,619
Weighted average common shares outstanding	29,466,768	6,666,768	29,466,768	6,666,768
Earnings per common share — basic and diluted	$0.22	$0.26	$0.41	$0.44

The Company's Board of Directors has declared the following distributions, including shares issued under the Company's dividend reinvestment plan ("DRIP"), from inception to March 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	$—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
February 4, 2015	May 1, 2015	May 15, 2015	0.10
February 4, 2015	June 1, 2015	June 15, 2015	0.10
February 4, 2015	July 1, 2015	July 15, 2015	0.10
February 4, 2015	August 3, 2015	August 17, 2015	0.10
_______________________
(1) Shares were purchased on the open market and distributed.
Note 6. Lines of Credit
Natixis Facility
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
As of March 31, 2015, the Company had $183.4 million outstanding under the Natixis facility. Borrowings under the Natixis facility are secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may use the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.242% and 2.180% for the six months ended March 31, 2015 and March 31, 2014, respectively. For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.1 million and $2.0 million, respectively, related to the Natixis facility. For the three and six months ended March 31, 2014, the Company recorded interest expense of $0.4 million and $0.6 million, respectively, related to the Natixis facility.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, there is a commitment fee payable on the undrawn amount under the credit facility of either 0.50% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ends three years after the closing date and the credit facility will mature on January 15, 2020.
As of March 31, 2015, the Company had $96.7 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interest in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.511% for the three months ended March 31, 2015. For the three months ended March 31, 2015, the Company recorded interest expense of $0.6 million related to the Citibank facility.
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
As of March 31, 2015, September 30, 2014 and March 31, 2014, there were no investments on which the Company had stopped accruing interest or OID income. For the three and six months ended March 31, 2015 and March 31, 2014, there were no income non-accrual amounts.
Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
Net increase in net assets resulting from operations	$6,543,206	$1,703,962	$12,019,616	$2,935,619
Net unrealized (appreciation) depreciation on investments	(837,791)	318,940	3,551,215	613,379
Book/tax difference due to deferred loan fees	(30,410)	—	82,162	—
Book/tax difference due to capital losses not recognized	996,243	—	1,556,035	—
Other book/tax differences	—	(66)	—	37,385
Taxable/Distributable Income (1)	$6,671,248	$2,022,836	$17,209,028	$3,586,383

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2015 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2015. Therefore, the final taxable income may be different than the estimate.

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
Distributions to stockholders are recorded on the ex-dividend date. The Company is required to distribute annually to its stockholders at least 90% of its net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management's estimate of the Company's annual taxable income. The Company maintains an "opt out" dividend reinvestment plan for its stockholders.
For income tax purposes, the Company estimates that its distributions for the calendar year will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.
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
During the six months ended March 31, 2015, the Company recorded investment realization events, including the following:

•
In October 2014, the Company received a cash payment of $6.8 million from Answers Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In December 2014, the Company received a cash payment of $4.9 million from Survey Sampling International, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended March 31, 2015, the Company received cash payments of $246.9 million in connection with full or partial sales of debt investments and recorded a net realized loss of $1.6 million.
During the six months ended March 31, 2014, the Company received cash payments of $51.9 million in connection with the full or partial sales of debt investments in the open market and recorded a net realized gain of $0.3 million.
During the three and six months ended March 31, 2015, the Company recorded $0.8 million and $(3.6) million, respectively, of net unrealized appreciation (depreciation) on its investments. During the three and six months ended March 31, 2014, the Company recorded $0.3 million and $0.6 million, respectively, of net unrealized depreciation on its debt investments. For the three months ended March 31, 2015, the Company's net unrealized depreciation consisted of $48,210 of net unrealized appreciation on equity investments, $408,419 of net unrealized appreciation on debt investments and $381,162 of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation). For the six months ended March 31, 2015, the Company's net unrealized depreciation consisted of $3,907,322 of net unrealized depreciation on debt investments, offset by $20,376 of net unrealized appreciation on equity investments and $335,731 of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation).
For the three months ended March 31, 2014, the Company's net unrealized depreciation consisted of $314,338 of net unrealized depreciation on debt investments and $4,602 of net reclassifications to realized gains on debt investments (resulting in unrealized depreciation). For the six months ended March 31, 2014, the Company's net unrealized depreciation consisted of $608,777 of net unrealized depreciation on debt investments and $4,602 of net reclassifications to realized gains on debt investments (resulting in unrealized depreciation).
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
For the three and six months ended March 31, 2015, base management fees were $1.5 million and $2.7 million, respectively. For the three and six months ended March 31, 2014, base management fees were $0.4 million and $0.6 million, respectively. At March 31, 2015 and September 30, 2014, respectively, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amount of $1.5 million and $0.5 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I Incentive Fee" or "income incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 1.5% per quarter (6% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

For the three and six months ended March 31, 2015, the Part I incentive fee was $1.2 million and $3.8 million, respectively, and for the three and six months ended March 31, 2014, the Part I incentive fee was $0.3 million. At March 31, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.2 million, reflecting the unpaid portion of the Part I incentive fee payable to the Investment Adviser.
The second part ("Part II incentive fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
In accordance with GAAP, the Company had cumulatively accrued a Part II incentive fee as September 30, 2014 of $54,826 which was reversed due to unrealized losses on the investment portfolio during the three and six months ended March 31, 2015. For the three and six months ended March 31, 2014, there was no Part II incentive fee to the investment adviser. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Part II incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Part II incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2015, the Company has not paid any Part II incentive fees since inception. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.
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
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT LLC ("FSC CT"), under substantially similar terms as its prior administration agreement with FSC CT, Inc. Under the administration agreement with FSC

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CT, administrative services are provided to the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent at market rates and the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three and six months ended March 31, 2015, the Company accrued administrative expenses of $0.3 million and $0.6 million, respectively. For the three and six months ended March 31, 2014, the Company accrued administrative expenses of $0.1 million and $0.2 million, respectively. At March 31, 2015 and September 30, 2014, $0.2 million was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
Note 12. Financial Highlights

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
Net asset value at beginning of period	$12.53	$15.10	$12.65	$15.13
Net investment income (5)	0.23	0.27	0.58	0.49
Net unrealized appreciation (depreciation) on investments (5)	0.03	(0.04)	(0.12)	(0.09)
Net realized gain (loss) on investments (5)	(0.03)	0.03	(0.05)	0.04
Distributions to stockholders	(0.30)	(0.23)	(0.60)	(0.44)
Net asset value at end of period	$12.46	$15.13	$12.46	$15.13
Per share market value at beginning of period	10.22	13.24	11.82	13.54
Per share market value at end of period	10.63	14.38	10.63	14.38
Total return (1)	6.99%	10.19%	(5.00)%	7.83%
Common shares outstanding at beginning of period	29,466,768	6,666,768	29,466,768	6,666.768
Common shares outstanding at end of period	29,466,768	6,666,768	29,466,768	6,666,768
Net assets at beginning of period	$369,323,305	$100,674,516	$372,686,925	$100,842,878
Net assets at end of period	$367,026,481	$100,845,119	$367,026,481	$100,845,119
Average net assets (2)	$372,522,205	$101,507,563	$373,212,472	$100,998.244
Ratio of net investment income to average net assets (3)	7.30%	7.15%	9.20%	6.54%
Ratio of total expenses to average net assets (3)	5.65%	6.45%	5.71%	4.8%
Ratio of portfolio turnover to average investments at fair value	3.54%	26.66%	9.87%	37.39%
Weighted average outstanding debt (4)	$236,704,436	$61,707,326	$183,358,719	$33,110,765
Average debt per share	$8.03	$9.26	$6.22	$4.97
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2015, except as follows:
In April 2015, the Company invested $53.4 million in FSFR Glick JV LLC ("FSFR Glick JV") to facilitate the acquisition of $94.4 million in principal amount of senior secured loans. FSFR Glick JV has drawn $34.4 million under its $200.0 million revolving credit facility with Credit Suisse Securities (USA) LLC. These transactions were in connection with the Company's agreement in November 2014 with entities controlled by members of the Glick Family ("GF Funding") to provide $100.0 million of subordinated notes and equity to the FSFR Glick JV, with the Company providing $87.5 million and GF Funding providing $12.5 million. The FSFR Glick JV invests in middle market and other corporate debt securities. In future reporting periods, the Company's debt and equity investment in the FSFR Glick JV will be accounted for as a control investment within the Consolidated Schedule of Investments.

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2014 and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2015. Other factors that could cause actual results to differ materially include:

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

In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments where there is no readily available market quotation, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including market quotations, an asset liquidation model, expected recovery model or other alternative approaches.

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

We evaluate the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. We do not adjust any of the prices received from these sources unless we have a reason to believe any such market quotations are not reflective of the fair value of an investment.

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

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued either by our capital markets group for quoted investments or our finance department for unquoted investments;

•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•
Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us;

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

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of all of our investments at March 31, 2015 and September 30, 2014, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and preceding fiscal years were as follows:

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
For the quarter ended December 31, 2014	54.1%
For the quarter ended March 31, 2015	32.1%
As of March 31, 2015 and September 30, 2014, approximately 86.6% and 72.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of March 31, 2015, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security. There were no investments on which we earned PIK interest for the three and six months ended March 31, 2015 and March 31, 2014.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of March 31, 2015 and September 30, 2014.

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
As of March 31, 2015 and September 30, 2014, 99.9% and 99.8%, respectively, of our investment portfolio, at cost and fair value, was invested in senior secured debt investments that bore interest at floating rates.
The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	March 31, 2015	September 30, 2014
Cost:
Internet software & services	27.82%	9.02%
Healthcare services	17.73	12.76
Diversified support services	11.15	1.16
Application software	7.73	24.60
Education services	5.74	3.12
Pharmaceuticals	4.17	3.31
Integrated telecommunication services	3.55	6.13
Advertising	2.67	3.60
IT consulting & other services	2.01	—
Alternative carriers	1.91	1.66
Hotels, resorts & cruise lines	1.60	3.21
Data processing & outsourced services	1.53	2.00
Specialized consumer services	1.46	1.06
Healthcare technology	1.35	2.65
Research & consulting services	1.33	1.65
Food retail	1.21	—
Construction & engineering	1.03	2.03
Diversified capital markets	0.91	1.81
Personal products	0.83	1.65
Oil & gas equipment & services	0.79	1.58
Computer hardware	0.73	1.53
Industrial machinery	0.68	—
Fertilizers & agricultural chemicals	0.66	1.32
Wireless telecommunication services	0.51	1.00
Movies & entertainment	0.49	1.49
Electrical components & equipment	0.41	1.66
Casinos & gaming	—	4.43
Healthcare equipment	—	2.97
Electronic components	—	1.53
Specialty chemicals	—	1.07
	100.00%	100.00%

Fair value:	March 31, 2015	September 30, 2014
Internet software & services	27.67%	9.03%
Healthcare services	17.62	12.73
Diversified support services	11.22	1.15
Application software	7.74	24.59
Education services	5.76	3.13
Pharmaceuticals	4.22	3.30
Integrated telecommunication services	3.53	6.13
Advertising	2.68	3.61
IT consulting & other services	2.03	—
Alternative carriers	1.93	1.66
Hotels, resorts & cruise lines	1.61	3.20
Data processing & outsourced services	1.55	2.00
Specialized consumer services	1.47	1.06
Healthcare technology	1.35	2.67
Research & consulting services	1.33	1.65
Food retail	1.21	—
Construction & engineering	1.03	2.03
Diversified capital markets	0.94	1.80
Personal products	0.84	1.63
Oil & gas equipment & services	0.77	1.57
Computer hardware	0.73	1.54
Industrial machinery	0.68	—
Fertilizers & agricultural chemicals	0.66	1.35
Wireless telecommunication services	0.51	0.99
Movies & entertainment	0.51	1.55
Electrical components & equipment	0.41	1.62
Casinos & gaming	—	4.43
Healthcare equipment	—	2.97
Electronic components	—	1.54
Specialty chemicals	—	1.07
	100.00%	100.00%
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
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2015 and September 30, 2014:

Investment Ranking	March 31, 2015			September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$583,559,421	100.00%	4.48	$300,001,397	100.00%	4.48
3	—	—	—	—	—	—
4	—	—	—	—	—	—
Total	$583,559,421	100.00%	4.48	$300,001,397	100.00%	4.48
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of March 31, 2015, we had modified the payment terms of our investment in three portfolio companies. As of September 30, 2014, we had modified the payment terms of our investment in one portfolio company.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2015, September 30, 2014 and March 31, 2014, there were no investments on which we had stopped accruing cash interest or OID income. For the three and six months ended March 31, 2015 and March 31, 2014, there were no income non-accrual amounts.
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
Comparison of the three and six months ended March 31, 2015 and March 31, 2014
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring and prepayment fees.
Total investment income for the three months ended March 31, 2015 and March 31, 2014 was $11.9 million and $3.4 million, respectively. For the three months ended March 31, 2015, this amount primarily consisted of $9.6 million of interest income from portfolio investments and $2.3 million of fee income. For the three months ended March 31, 2014, this amount primarily consisted of $2.6 million of interest income from portfolio investments and $0.8 million of fee income.
Total investment income for the six months ended March 31, 2015 and March 31, 2014 was $27.8 million and $5.7 million, respectively. For the six months ended March 31, 2015, this amount primarily consisted of $17.5 million of interest income from portfolio investments and $10.2 million of fee income. For the six months ended March 31, 2014, this amount primarily consisted of $3.9 million of interest income from portfolio investments and $1.8 million of fee income.
The weighted average cash yield on our debt investments at March 31, 2015 and September 30, 2014 was 7.35% and 7.24%, respectively.
The increase in our total investment income for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014, was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 25 debt investments in our portfolio year over year and an increase in fees related to investment activity, partially offset by amortization repayments received on our debt investments.
Expenses
Total expenses for the three months ended March 31, 2015 and March 31, 2014 were $5.2 million and $1.6 million, respectively. Total expenses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 by $3.6 million. This was due primarily to increases in:

•
Base management fee, which was primarily attributable to a $403.8 million increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Part I incentive fee, which was attributable to a $5.8 million increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a $175.0 million increase in weighted average debt outstanding for the year-over-year period.
Net expenses for the six months ended March 31, 2015 and March 31, 2014 were $10.6 million and $2.4 million, respectively. Net expenses increased for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014 by $8.2 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Part I incentive fee, which was attributable to a $17.3 million increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a $150.3 million increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $8.5 million increase in total investment income as compared to the $3.6 million increase in total expenses, net investment income for the three months ended March 31, 2015 reflected a $4.9 million increase compared to the three months ended March 31, 2014.
As a result of the $22.0 million increase in total investment income as compared to the $8.2 million increase in total expenses, net investment income for the six months ended March 31, 2015 reflected a $13.8 million increase compared to the six months ended March 31, 2014.
Realized Gain (Loss) on Investments
During the six months ended March 31, 2015, we recorded investment realization events, including the following:

•
In October 2014, we received a cash payment of $6.8 million from Answers Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In December 2014, we received a cash payment of $4.9 million from Survey Sampling International, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

During the six months ended March 31, 2015, we received cash payments of $246.9 million in connection with full or partial sales of debt investments and recorded a net realized loss of $1.6 million.
During the six months ended March 31, 2014, we received cash payments of $51.9 million in connection with payoffs and open market sales of debt securities and recorded a net realized gain of $0.3 million.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three and six months ended March 31, 2015, we recorded net unrealized appreciation (depreciation) of $0.8 million and $(3.6) million, respectively. For the three months ended March 31, 2015 this consisted of $48,210 of net unrealized appreciation on equity investments, $408,419 of net unrealized appreciation on debt investments and $381,162 of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation). For the six months ended March 31, 2015, this consisted of $3,907,322 of net unrealized depreciation on debt investments, offset by $20,376 of net unrealized appreciation on equity investments and $335,731 of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation).
For the three months ended March 31, 2014, our net unrealized depreciation consisted of $314,338 of net unrealized depreciation on debt investments and $4,602 of net reclassifications to realized gains on debt investments (resulting in unrealized depreciation). For the six months ended March 31, 2014, our net unrealized depreciation consisted of $608,777 of net unrealized depreciation on debt investments and $4,602 of net reclassifications to realized gains on debt investments (resulting in unrealized depreciation).
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
For the six months ended March 31, 2015, we experienced a net decrease in cash and cash equivalents of $35.1 million. During that period, we used $294.3 million of cash in operating activities, primarily for the funding of $559.7 million of investments and net revolvers, partially offset by $271.0 million of principal payments and proceeds from the sale of investments and $17.1 million of net investment income. During the same period, cash provided by financing activities was $259.2 million, primarily consisting of $280.1 million of net borrowings under credit facilities, partially offset by $17.2 million of cash distributions paid and $3.2 million of deferred financing costs recognized.
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
As of March 31, 2015, we had $72.3 million of cash and cash equivalents, $5.7 million of restricted cash, portfolio investments (at fair value) of $583.6 million, distribution payable of $8.8 million, payables from unsettled transactions of $12.3 million and unfunded commitments of $41.8 million.
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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since Inception
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since inception:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10
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
Natixis Facility
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

As of March 31, 2015, we had $183.4 million of borrowings outstanding under the Natixis facility. Borrowings under the Natixis facility, if any, are secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We may use the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility is subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.242% and 2.180% for the six months ended March 31, 2015 and March 31, 2014, respectively. For the three and six months ended March 31, 2015, we recorded interest expense of $1.1 million and $2.0 million, respectively, related to the Natixis facility. For the three and six months ended March 31, 2014, we recorded interest expense of $0.4 million and $0.6 million, respectively, related to the Natixis facility.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. In addition, there is a commitment fee payable on the undrawn amount under the credit facility of either 0.50% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ends three years after the closing date and the credit facility will mature on January 15, 2020.
As of March 31, 2015, we had $96.7 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interest in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.511% for the three months ended March 31, 2015. For the three months ended March 31, 2015, we recorded interest expense of $0.6 million related to the Citibank facility.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015 and September 30, 2014, our only off-balance sheet arrangements consisted of $41.8 million and $19.6 million, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers & term loans) as of March 31, 2015 and September 30, 2014 is shown in the table below:

	March 31, 2015	September 30, 2014
TIBCO Software, Inc.	$5,300,000	$—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,952,965	4,984,375
Executive Consulting Group, Inc.	4,800,000	—
Motion Recruitment Partners LLC	3,900,000	—
BeyondTrust Software, Inc.	3,605,000	5,625,000
Metamorph US 3, LLC	2,400,000	—
Idera, Inc.	2,400,000	—
PowerPlan, Inc.	2,100,000	—
TrialCard Incorporated	2,000,000	—
Dynatect Group	1,800,000	—
Ameritox Ltd.	1,333,333	—
Teaching Strategies, LLC	1,200,000	—
NextCare, Inc.	1,049,870	1,555,642
GTCR Valor Companies, Inc.	—	2,412,308
Total	$41,841,168	$19,577,325
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Natixis facility and the Citibank facility:

Credit Facilities Payable	Debt Outstanding as of September 30, 2014	Debt Outstanding as of March 31, 2015	Weighted average debt outstanding for the six months ended March 31, 2015	Maximum debt outstanding for the six months ended March 31, 2015
Natixis facility payable	$—	$183,397,646	$156,163,115	$200,000,000
Citibank facility payable	—	96,700,000	27,195,604	96,700,000
Total debt	$—	$280,097,646	$183,358,719	$296,700,000
Regulated Investment Company Status and Distributions
We have elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman and Dimitrov, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Adviser's Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The income incentive fee is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The capital gains incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2015, we incurred fees of $2.7 million and $6.4 million, respectively, under the investment advisory agreement. During the three and six months ended March 31, 2014, we incurred fees of $0.8 million and $1.1 million, respectively, under the investment advisory agreement.
Pursuant to the administration agreement with FSC CT LLC, a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2015, we incurred expenses of $0.3 million and $0.6 million, respectively, under the administration agreements. During the three and six months ended March 31, 2014, we incurred expenses of $0.1 million and $0.2 million, respectively, under the administration agreements.
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

Recent Developments
In April 2015, we invested $53.4 million in FSFR Glick JV LLC ("FSFR Glick JV") to facilitate the acquisition of $94.4 million in principal amount of senior secured loans. FSFR Glick JV has drawn $34.4 million under its $200.0 million revolving credit facility with Credit Suisse Securities (USA) LLC. These transactions were in connection with our agreement in November 2014 with entities controlled by members of the Glick Family ("GF Funding") to provide $100.0 million of subordinated notes and equity to the FSFR Glick JV, with us providing $87.5 million and GF Funding providing $12.5 million. The FSFR Glick JV invests in middle market and other corporate debt securities. In future reporting periods, our debt and equity investment in the FSFR Glick JV will be accounted for as a control investment within the Consolidated Schedule of Investments.
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
As of March 31, 2015, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%. As of September 30, 2014, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$24,955,203	$(14,004,882)	$10,950,321
400	19,126,492	(11,203,906)	7,922,586
300	13,297,782	(8,402,929)	4,894,853
200	7,469,071	(5,601,953)	1,867,118
100	1,686,326	(2,800,976)	(1,114,650)
 __________________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2015 and September 30, 2014:

	March 31, 2015		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments
Money market rate	$77,988,511	$—	$109,557,165
Prime rate	885,154	—	5,177,783
LIBOR:
30 day	101,351,984	—	29,929,483
60 day	19,006,203	—	3,221,875
90 day	460,470,075	—	261,536,008
180 day	5,932,827	280,097,646	—
Fixed rate	—	—	—
Total	$665,634,754	$280,097,646	$409,422,314

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated. As of March 31, 2015, our investments in the internet software and services industry represented approximately 28% of the fair value of our portfolio and our investments in the healthcare services industry represented approximately 18% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. There have been no other material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1*
Amendment No. 3 to the Amended and Restated Credit Agreement by and among the lenders referred to therein, FS Senior Funding LLC, Natixis, New York Branch, and U.S. Bank National Association, dated as of May 4, 2015

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
Richard A. Petrocelli
Chief Financial Officer
Date: May 11, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*
Amendment No. 3 to the Amended and Restated Credit Agreement by and among the lenders referred to therein, FS Senior Funding LLC, Natixis, New York Branch, and U.S. Bank National Association, dated as of May 4, 2015

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