Form 10-Q
period 2015-06-30
Fifth Street Senior Floating Rate Corp.
filed 2015-08-10
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of August 7, 2015.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Investments at fair value:
Control investments (cost June 30, 2015: $53,442,506; cost September 30, 2014: $0)	$52,870,796	$—
Non-control/Non-affiliate investments (cost June 30, 2015: $580,171,424; cost September 30, 2014: $299,997,247)	574,714,498	300,001,397
Total investments at fair value (cost June 30, 2015: $633,613,930; cost September 30, 2014: $299,997,247)	627,585,294	300,001,397
Cash and cash equivalents	66,443,565	107,429,760
Restricted cash	3,459,896	2,127,405
Interest, dividends and fees receivable	3,242,254	1,120,010
Due from portfolio companies	509,899	200,840
Receivables from unsettled transactions	43,240,396	—
Deferred financing costs	5,203,456	1,625,932
Other assets	164,009	—
Total assets	$749,848,769	$412,505,344
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,938,070	$1,213,683
Base management fee payable	1,594,864	475,437
Part I incentive fee payable	833,515	926,180
Part II incentive fee payable	—	54,826
Due to FSC CT	236,863	239,617
Interest payable	575,853	205,646
Distributions payable	2,946,677	8,840,030
Payables from unsettled transactions	74,029,636	27,863,000
Credit facility payable	127,366,000	—
Notes payable	180,000,000	—
Total liabilities	389,521,478	39,818,419
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at June 30, 2015 and September 30, 2014	294,668	294,668
Additional paid-in-capital	374,101,816	374,101,816
Net unrealized appreciation (depreciation) on investments	(6,028,636)	4,150
Net realized loss on investments	(3,272,536)	—
Accumulated overdistributed net investment income	(4,768,021)	(1,713,709)
Total net assets (equivalent to $12.23 and $12.65 per common share at June 30, 2015 and September 30, 2014, respectively) (Note 12)	360,327,291	372,686,925
Total liabilities and net assets	$749,848,769	$412,505,344

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Interest income:
Control investments	$754,216	$—	$754,216	$—
Non-control/Non-affiliate investments	9,862,889	2,979,029	27,368,097	6,849,976
Interest on cash and cash equivalents	7,042	353	16,227	2,570
Total interest income	10,624,147	2,979,382	28,138,540	6,852,546
Fee income:
Non-control/Non-affiliate investments	3,008,068	866,030	13,245,872	2,705,129
Total fee income	3,008,068	866,030	13,245,872	2,705,129
Dividend and other income:
Control investments	74,375	—	74,375	—
Total dividend and other income	74,375	—	74,375	—
Total investment income	13,706,590	3,845,412	41,458,787	9,557,675
Expenses:
Base management fee	1,594,872	485,544	4,274,950	1,127,180
Part I incentive fee	833,515	349,835	4,587,918	630,432
Part II incentive fee	—	—	(54,826)	—
Professional fees	259,933	247,967	758,428	573,667
Board of Directors fees	80,250	31,750	264,550	129,250
Interest expense	4,162,905	537,006	6,754,197	1,112,999
Administrator expense	152,647	142,965	576,344	361,589
General and administrative expenses	283,556	187,833	831,447	465,862
Total expenses	7,367,678	1,982,900	17,993,008	4,400,979
Net investment income	6,338,912	1,862,512	23,465,779	5,156,696
Unrealized appreciation (depreciation) on investments:
Control investments	(571,710)	—	(571,710)	—
Non-control/Non-affiliate investments	(1,909,861)	(13,387)	(5,461,076)	(626,766)
Net unrealized depreciation on investments	(2,481,571)	(13,387)	(6,032,786)	(626,766)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(1,716,501)	(56,332)	(3,272,536)	198,481
Net realized gain (loss) on investments	(1,716,501)	(56,332)	(3,272,536)	198,481
Net increase in net assets resulting from operations	$2,140,840	$1,792,793	$14,160,457	$4,728,411
Net investment income per common share — basic and diluted	$0.22	$0.28	$0.80	$0.77
Earnings per common share — basic and diluted	$0.07	$0.27	$0.48	$0.71
Weighted average common shares outstanding — basic and diluted	29,466,768	6,666,768	29,466,768	6,666,768
Distributions per common share	$0.30	$0.27	$0.90	$0.71

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Operations:
Net investment income	$23,465,779	$5,156,696
Net unrealized depreciation on investments	(6,032,786)	(626,766)
Net realized gain (loss) on investments	(3,272,536)	198,481
Net increase in net assets resulting from operations	14,160,457	4,728,411
Stockholder transactions:
Distributions to stockholders	(26,520,091)	(4,733,405)
Net decrease in net assets from stockholder transactions	(26,520,091)	(4,733,405)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	792,002	15,022
Repurchases of common stock under dividend reinvestment plan	(792,002)	(15,022)
Net decrease in net assets from capital share transactions	—	—
Total decrease in net assets	(12,359,634)	(4,994)
Net assets at beginning of period	372,686,925	100,842,878
Net assets at end of period	$360,327,291	$100,837,884
Net asset value per common share	$12.23	$15.13
Common shares outstanding at end of period	29,466,768	6,666,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$14,160,457	$4,728,411
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	6,032,786	626,766
Net realized (gains) losses on investments	3,272,536	(198,481)
Recognition of fee income	(13,245,872)	—
Accretion of original issue discount on investments	(196,574)	(29,897)
Amortization of deferred financing costs	2,566,792	153,029
Changes in operating assets and liabilities:
Fee income received	13,368,856	—
Increase in restricted cash	(1,332,491)	(2,257,512)
Increase in interest and fees receivable	(2,122,244)	(333,131)
Increase in due from portfolio companies	(309,059)	(21,035)
Increase in receivables from unsettled transactions	(43,240,396)	(7,002,881)
Increase in other assets	(164,009)	(287,503)
Increase in accounts payable, accrued expenses and other liabilities	724,387	716,015
Increase in base management fee payable	1,119,427	424,165
Increase (decrease) in incentive fee payable	(147,491)	349,835
Increase (decrease) in due to FSC CT	(2,754)	137,896
Increase in interest payable	370,207	333,568
Increase in payables from unsettled transactions	46,166,636	13,630,000
Purchases of investments and net revolver activity	(842,624,902)	(264,234,393)
Principal payments applied to investments (scheduled payments)	8,154,900	3,934,589
Principal payments applied to investments (payoffs)	46,238,532	14,937,659
Proceeds from the sale of investments	451,415,841	102,093,236
Net cash used in operating activities	(309,794,435)	(132,299,664)
Cash flows from financing activities:
Distributions paid in cash	(31,567,812)	(2,918,356)
Borrowings under credit facilities	419,216,000	99,846,610
Repayments of borrowings under credit facilities	(291,850,000)	(10,019,700)
Proceeds from notes payable	180,000,000	—
Repurchases of common stock under dividend reinvestment plan	(845,632)	(15,022)
Deferred financing costs paid	(6,144,316)	(1,836,347)
Net cash provided by financing activities	268,808,240	85,057,185
Net decrease in cash and cash equivalents	(40,986,195)	(47,242,479)
Cash and cash equivalents, beginning of period	107,429,760	52,346,831
Cash and cash equivalents, end of period	$66,443,565	$5,104,352
Supplemental information:
Cash paid for interest	$3,898,696	$649,389
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$792,002	$15,022
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (7)(8)(12)(13)		$48,098,255	$48,098,255	$48,055,018
87.5% equity interest (7)			5,344,251	4,815,778
			53,442,506	52,870,796
Total Control Investments (14.7% of net assets)			$53,442,506	$52,870,796
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(10)		$4,562,495	4,562,495	4,425,619
			4,562,495	4,425,619
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)(14)		11,884,936	11,744,379	11,548,176
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	1,000,000	972,500
			12,744,379	12,520,676
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(14)		4,912,500	4,912,500	3,389,625
			4,912,500	3,389,625
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(14)		8,832,256	8,832,256	8,876,418
			8,832,256	8,876,418
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(14)		4,925,000	4,925,000	4,943,469
			4,925,000	4,943,469
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(14)		2,400,000	2,305,247	2,304,000
			2,305,247	2,304,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(10)(14)		19,922,249	19,922,249	19,632,317
			19,922,249	19,632,317
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(14)		3,447,500	3,447,500	3,395,788
			3,447,500	3,395,788
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 12/16/2020 (8)(10)(14)		8,400,000	8,400,000	8,415,750
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	1,000,000	995,000
			9,400,000	9,410,750
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (8)(10)(14)		$11,940,000	$11,569,198	$10,288,280
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,818,947	6,240,000
			19,388,145	16,528,280
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)(14)		9,850,000	9,850,000	9,855,899
			9,850,000	9,855,899
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(14)		5,315,998	5,315,998	5,310,067
Acquisition Line, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		1,740,240	1,740,240	1,740,240
Senior Revolver, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)			—	—
			7,056,238	7,050,307
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(14)		4,843,750	4,843,750	4,849,805
			4,843,750	4,849,805
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(15)		5,686,571	5,694,726	5,242,919
			5,694,726	5,242,919
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (8)		1,250,000	1,250,000	1,210,419
			1,250,000	1,210,419
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(14)		4,194,444	4,194,444	4,185,699
			4,194,444	4,185,699
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (8)(14)		3,380,000	3,370,130	3,363,100
			3,370,130	3,363,100
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (8)(10)(14)		25,000,000	25,000,000	25,000,000
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 7/7/2021 (8)(14)		8,000,000	8,000,000	7,993,320
			33,000,000	32,993,320
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)(14)		13,490,003	13,490,003	13,498,435
			13,490,003	13,498,435
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(14)		5,411,335	5,411,335	5,404,598
			5,411,335	5,404,598
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(14)		3,804,959	3,804,959	3,814,471
			3,804,959	3,814,471
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (7)(8)		$5,911,410	$5,799,164	$5,645,397
35.5263 Common Stock Warrants (7)			—	167,990
			5,799,164	5,813,387
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(14)		6,947,500	6,947,500	6,956,184
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(14)		3,000,000	2,970,448	2,962,500
			9,917,948	9,918,684
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/29/2021 (8)(10)		5,955,000	5,955,000	5,955,000
			5,955,000	5,955,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(10)(14)		19,922,249	19,915,038	19,900,365
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(601)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	636,344
			20,414,437	20,536,709
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (8)(10)(14)		7,406,250	7,406,250	7,332,188
			7,406,250	7,332,188
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(14)		6,054,250	6,054,250	5,990,876
			6,054,250	5,990,876
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(10)(14)		16,785,519	16,774,744	16,839,269
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)		1,200,000	1,199,561	1,200,000
			17,974,305	18,039,269
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)		3,980,000	3,980,000	3,968,873
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)			—	—
			3,980,000	3,968,873
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/5/2020 (8)(10)(14)		16,893,750	16,880,984	16,756,196
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/5/2019 (8)(11)			(511)	—
			16,880,473	16,756,196
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 11/6/2020 (8)(10)		2,572,038	2,572,038	2,565,607
			2,572,038	2,565,607
Sutherland Global Services, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/23/2021 (8)(14)		6,749,000	6,749,000	6,796,783
			6,749,000	6,796,783
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(14)		$5,373,000	$5,373,000	$5,373,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(14)		410,000	410,000	410,000
			5,783,000	5,783,000
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(14)		6,400,000	6,367,133	6,384,000
			6,367,133	6,384,000
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(14)		6,819,577	6,819,577	6,802,528
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,500,000	1,500,000	1,485,000
			8,319,577	8,287,528
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(14)		7,000,000	7,000,000	6,995,870
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2017 (8)(10)			—	—
			7,000,000	6,995,870
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)(10)		8,019,900	7,790,567	8,029,925
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			7,790,567	8,029,925
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(10)(14)		17,420,991	17,401,824	17,171,264
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(11)			(2,149)	—
			17,399,675	17,171,264
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/11/2019 (8)(10)(14)		8,361,551	8,096,551	8,246,580
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/10/2021 (8)(10)		6,467,500	6,348,333	6,332,103
			14,444,884	14,578,683
AMAG Pharmaceuticals, Inc.	Pharmaceuticals
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 11/12/2020 (8)(10)(14)		14,250,000	14,250,000	14,428,124
			14,250,000	14,428,124
Novetta Solutions, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/2/2020 (8)(14)		5,756,500	5,756,500	5,756,500
			5,756,500	5,756,500
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)(10)		8,279,250	8,279,250	8,302,556
			8,279,250	8,302,556
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)(10)(14)		16,893,082	16,886,415	16,679,003
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)		666,667	666,190	666,667
			17,552,605	17,345,670
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(10)(14)		10,789,682	10,776,573	10,688,371
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(11)			(936)	—
			10,775,637	10,688,371
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(10)(14)		15,307,500	15,288,671	15,132,202
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(1,680)	—
			15,286,991	15,132,202
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(10)(14)		$13,668,333	$13,668,333	$13,666,393
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			13,668,333	13,666,393
Riverbed Technology, Inc.	Application software
First Lien Term Loan, LIBOR+5% (1% floor) cash due 2/25/2022 (8)(14)		7,481,250	7,481,250	7,568,220
			7,481,250	7,568,220
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(10) (14)		10,000,000	10,000,000	10,100,000
			10,000,000	10,100,000
Curo Health Services Holdings, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 2/5/2022 (8)(10)		6,982,500	6,982,500	7,047,996
			6,982,500	7,047,996
Research Now Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (8)(14)		3,750,000	3,750,000	3,759,375
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	4,000,000	4,010,000
			7,750,000	7,769,375
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/6/2017 (8)(14)		13,860,000	13,860,000	13,860,000
			13,860,000	13,860,000
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(14)		16,047,619	16,047,619	16,047,619
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		919,168	919,168	919,168
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		222,772	222,772	222,772
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		113,333	113,333	113,333
			17,302,892	17,302,892
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(10)(14)		19,950,000	19,913,663	19,950,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)		—	(3,158)	—
			19,910,505	19,950,000
TWCC Holding Corp.	Specialized consumer services
First Lien Term Loan B1, LIBOR+5% (0.75% floor) cash due 2/11/2020 (8)(14)		6,384,000	6,384,000	6,314,159
			6,384,000	6,314,159
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(14)		4,100,000	4,100,000	4,092,313
			4,100,000	4,092,313
Retail Solutions Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.25% (0.75% floor) cash due 6/16/2022 (8)(14)		14,000,000	14,000,000	13,965,000
			14,000,000	13,965,000
Auction.com, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/11/2019 (8)		3,990,000	3,990,000	3,970,050
			3,990,000	3,970,050
Protection One Alarm Monitoring	Security & alarm services
First Lien Term Loan, LIBOR+4% (1% floor) cash due 6/19/2021 (8)		1,350,000	1,350,000	1,353,375
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 6/19/2022 (8)		600,000	600,000	592,500
			1,950,000	1,945,875
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(10)(14)		27,709,046	27,681,910	27,709,046
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(11)			(4,006)	—
			27,677,904	27,709,046
Total Non-Control/Non-Affiliate Investments (159.5% of net assets)			$580,171,424	$574,714,498
Total Portfolio Investments (174.2% of net assets)			$633,613,930	$627,585,294
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2015
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

Portfolio Company	Effective date	Cash interest	Reason
Accruent, LLC	November 14, 2014	+ 1.50% on First Lien Term Loan	Per loan amendment

(10)	Investment pledged as collateral under the Company's credit facility, in whole or in part.

(11)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(12)
In addition to the interest earned based on the stated contractual interest rate of this security, the subordinated notes entitle us to receive a portion of the excess cash flow from the FSFR Glick JV LLC's loan portfolio, which may result in a return to the BDC greater than the contractual stated interest rate.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the nine months ended June 30, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(14)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 — Borrowings), in whole or in part.

(15)	The Company is currently in negotiations with the borrower to extend the maturity date on this loan.

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

See notes to Consolidated Financial Statements.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Fifth Street Senior Floating Rate Corp. (the "Company") was formed in May 2013 as a Delaware corporation and structured as an externally managed, closed-end, non-diversified management investment company, that has elected to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). The Company is managed by Fifth Street Management LLC (the "Investment Adviser").
The Company also has wholly-owned subsidiaries that are consolidated for accounting purposes and the portfolio investments held by the subsidiaries are included in the Company's Consolidated Financial Statements. The subsidiaries are operated solely for investment activities of the Company. All significant intercompany balances and transactions have been eliminated.
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
The Consolidated Financial Statements include portfolio investments at fair value of $627.6 million and $300.0 million at June 30, 2015 and September 30, 2014, respectively. The portfolio investments represent 174.2% and 80.5% of net assets at June 30, 2015 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

Consolidation:

As provided under Regulation S-X and ASC Topic 946-810 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. FS Senior Funding Ltd. would be considered an investment company but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and was established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in this entity and controls the decision making power that drives its economic performance. Accordingly, the Company consolidates the results of the Company’s wholly-owned subsidiaries, including FS Senior Funding Ltd., in its Consolidated Financial Statements.

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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments for which quotations are not readily available on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments when there is no readily available market quotation, as long as it is appropriate. If, in the Company's judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company's investment in the portfolio company. In certain instances, the Company may use alternative methodologies, including an asset liquidation model, expected recovery model or other alternative approaches.
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
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model. At each reporting date, privately held warrants are valued based on an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company’s operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
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
The fair value of each of the Company's investments at June 30, 2015 and September 30, 2014 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fee income consists of the servicing fees, advisory fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
Cash and Cash Equivalents:
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash, cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.
Restricted Cash:
As of June 30, 2015, included in restricted cash is $3.5 million that was held at U.S. Bank, National Association and Wells Fargo in connection with the Company's credit facilities and its 2015 Debt Securitization (as defined in Note 6 — Borrowings). Pursuant to the terms of the credit agreements and the 2015 Debt Securitization, the Company is restricted in terms of access to $2.5 million until such time as the Company submits its required monthly reporting schedules. As of June 30, 2015, $1.0 million of restricted cash could only be used for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses in connection with the closing or amending of the Company's credit facilities or debt securitizations, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities or debt securitizations. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the nine months ended June 30, 2015 and June 30, 2014.
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
Recent Accounting Pronouncements:
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments and (3) assets recognized from costs to obtain or fulfill a contract. The guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
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
Note 3. Portfolio Investments
At June 30, 2015, 174.2% of net assets, or $627.6 million, was invested in 62 portfolio investments, including 14.7% of net assets, or $52.9 million, in subordinated notes and LLC equity interests of FSFR Glick JV LLC, and 18.4% of net assets, or $66.4 million, was in cash and cash equivalents (excluding restricted cash). In comparison, at September 30, 2014, 80.5% of net assets, or $300.0 million, was invested in 48 portfolio investments and 28.8% of net assets, or $107.4 million, was invested in cash and cash equivalents (excluding restricted cash). As of June 30, 2015, 91.4% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies, 7.7% consisted of investments in the subordinated notes of FSFR Glick JV LLC and 0.8% consisted of investments in the LLC equity interests of FSFR Glick JV LLC. As of September 30, 2014, 99.8% of the Company's portfolio at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
During the three and nine months ended June 30, 2015, the Company recorded net unrealized depreciation of $2.5 million and $6.0 million, respectively. During the three and nine months ended June 30, 2014, the Company recorded net unrealized depreciation of $0.0 million and $0.6 million, respectively. During the three and nine months ended June 30, 2015, the Company recorded net realized losses of $1.7 million and $3.3 million, respectively. During the three and nine months ended June 30, 2014, the Company recorded net realized gains (losses) of $(0.1) million and $0.2 million, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's investments as of June 30, 2015 and September 30, 2014 at cost and fair value was as follows:

	June 30, 2015		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$579,671,424	$573,910,164	$299,497,247	$299,333,407
Investments in equity securities (common stock and warrants)	500,000	804,334	500,000	667,990
Debt investment in FSFR Glick JV LLC	48,098,255	48,055,018	—	—
Equity investment in FSFR Glick JV LLC	5,344,251	4,815,778	—	—
Total	$633,613,930	$627,585,294	$299,997,247	$300,001,397
The following table presents the financial instruments carried at fair value as of June 30, 2015, on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$573,910,164	$573,910,164
Investments in debt securities (subordinated notes of FSFR Glick JV LLC)	—	—	48,055,018	48,055,018
Investment in equity securities (common stock and warrants, including LLC equity interest of FSFR Glick JV LLC)	—	—	5,620,112	5,620,112
Total investments at fair value	$—	$—	$627,585,294	$627,585,294
The following table presents the financial instruments carried at fair value as of September 30, 2014, on the Company's Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$299,333,407	$299,333,407
Investment in equity securities (common stock and warrants)	—	—	667,990	667,990
Total investments at fair value	$—	$—	$300,001,397	$300,001,397
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The following table provides a roll-forward in the changes in fair value from March 31, 2015 to June 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value at March 31, 2015	$582,871,055	$—	$688,366	$583,559,421
New investments & net revolver activity	225,949,347	48,098,255	8,844,251	282,891,853
Redemptions/repayments	(231,241,716)	—	(3,528,125)	(234,769,841)
Accretion of original issue discount	102,755	—	—	102,755
Net change in unearned income	(822)	—	—	(822)
Net unrealized depreciation on investments	(2,025,829)	(43,237)	(412,505)	(2,481,571)
Net realized gain (loss) on investments	(1,744,626)	—	28,125	(1,716,501)
Fair value as of June 30, 2015	$573,910,164	$48,055,018	$5,620,112	$627,585,294
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended June 30, 2015	$(1,933,555)	$—	$(412,505)	$(2,346,060)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from March 31, 2014 to June 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Total
Fair value at March 31, 2014	$179,752,625	$—	$179,752,625
New investments & net revolver activity	74,258,530	3,000,000	77,258,530
Redemptions/repayments	(62,401,077)	(3,033,110)	(65,434,187)
Accretion of original issue discount	16,891	—	16,891
Net unrealized depreciation on investments	(13,387)	—	(13,387)
Net realized gain (loss) on investments	(89,442)	33,110	(56,332)
Fair value as of June 30, 2014	$191,524,140	$—	$191,524,140
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended June 30, 2014	$(69,717)	$—	$(69,717)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to June 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value at September 30, 2014	$299,333,407	$—	$667,990	$300,001,397
New investments & net revolver activity	785,682,396	48,098,255	8,844,251	842,624,902
Redemptions/repayments	(502,281,148)	—	(3,528,125)	(505,809,273)
Accretion of original issue discount	196,574	—	—	196,574
Net change in unearned income	(122,984)	—	—	(122,984)
Net unrealized depreciation on investments	(5,597,420)	(43,237)	(392,129)	(6,032,786)
Net realized gain (loss) on investments	(3,300,661)	—	28,125	(3,272,536)
Fair value as of June 30, 2015	$573,910,164	$48,055,018	$5,620,112	$627,585,294
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2015	$(5,541,305)	$—	$(392,129)	$(5,933,434)
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to June 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Total
Fair value at September 30, 2013	$48,653,617	$—	$48,653,617
New investments & net revolver activity	261,234,395	3,000,000	264,234,395
Redemptions/repayments	(117,932,374)	(3,033,110)	(120,965,484)
Accretion of original issue discount	29,897	—	29,897
Net unrealized depreciation on investments	(626,766)	—	(626,766)
Net realized gain on investments	165,371	33,110	198,481
Fair value as of June 30, 2014	$191,524,140	$—	$191,524,140
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2014	$(428,283)	$—	$(428,283)
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
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$266,258,731	Bond yield approach	Capital structure premium	(a)	0.0%	-	0.0%	0.0%
			Tranche specific risk premium / (discount)	(a)	(3.0)%	-	6.0%	(0.8)%
			Size premium	(a)	0.5%	-	1.5%	1.2%
			Industry premium / (discount)	(a)	(1.3)%	-	0.6%	0.2%
	307,651,433	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	48,055,018	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	(1.5)%	-	(1.5)%	(1.5)%
FSFR Glick JV equity	4,815,778	Net asset value	Net asset value		N/A	-	N/A	N/A
Common equity/warrants	804,334	Market and income approaches	Weighted average cost of capital		18.0%	-	18.0%	18.0%
			Company specific risk premium	(a)	1.0%	-	1.0%	1.0%
			Revenue growth rate		14.1%	-	14.1%	14.1%
			EBITDA multiple	(b)	11.5x	-	11.5x	11.5x
			Revenue multiple	(b)	4.1x	-	5.3x	4.7x
Total	$627,585,294
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$127,366,000	$127,366,000	$—	$—	$127,366,000
Notes payable	180,000,000	180,000,000	—	—	180,000,000
Total	$307,366,000	$307,366,000	$—	$—	$307,366,000
The carrying value of credit facility payable and notes payable approximates their fair values and are both included in Level 3 of the hierarchy.
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $81.6 million and $19.6 million of unfunded commitments to provide debt and equity financing to its portfolio companies as of June 30, 2015 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of June 30, 2015 and September 30, 2014 is shown in the table below:

	June 30, 2015	September 30, 2014
FSFR Glick JV LLC	34,057,494	—
TIBCO Software, Inc.	5,300,000	—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,984,375
Executive Consulting Group, Inc.	4,800,000	—
All Web Leads, Inc.	4,090,954	—
BeyondTrust Software, Inc.	3,605,000	5,625,000
Motion Recruitment Partners LLC	2,900,000	—
Legalzoom.com, Inc.	2,607,018	—
Metamorph US 3, LLC	2,400,000	—
Idera, Inc.	2,400,000	—
PowerPlan, Inc.	2,100,000	—
Dynatect Group	1,800,000	—
My Alarm Center, LLC	1,744,727
Ameritox Ltd.	1,333,333
Teaching Strategies, LLC	1,200,000
TrialCard Incorporated	850,000	—
NextCare, Inc.	401,594	1,555,642
GTCR Valor Companies, Inc.	—	2,412,308
Total	$81,558,710	$19,577,325
Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2015		September 30, 2014
Cost:
Senior secured debt	$579,671,424	91.49%	$299,497,247	99.83%
Subordinated notes of FSFR Glick JV	48,098,255	7.59	—	—
LLC equity interests of FSFR Glick JV	5,344,251	0.84	—	—
Purchased equity	500,000	0.08	500,000	0.17
Total	$633,613,930	100.00%	$299,997,247	100.00%
Fair Value:
Senior secured debt	$573,910,164	91.44%	$299,333,407	99.78%
Subordinated notes of FSFR Glick JV	48,055,018	7.66	—	—
LLC equity interests of FSFR Glick JV	4,815,778	0.77	—	—
Purchased equity	636,344	0.10	500,000	0.17
Equity grants	167,990	0.03	167,990	0.05
Total	$627,585,294	100.00%	$300,001,397	100.00%

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

	June 30, 2015		September 30, 2014
Cost:
Northeast U.S.	$206,519,927	32.59%	$70,932,234	23.64%
West U.S.	133,150,755	21.01	103,814,102	34.61
Southwest U.S.	125,342,084	19.78	31,308,250	10.44
Midwest U.S.	83,279,623	13.14	32,871,451	10.96
Southeast U.S.	69,604,429	10.99	40,489,710	13.50
International	15,717,112	2.49	20,581,500	6.85
Total	$633,613,930	100.00%	$299,997,247	100.00%

Fair Value:
Northeast U.S.	$205,362,906	32.72%	$70,855,117	23.62%
West U.S.	131,475,326	20.95	103,704,012	34.57
Southwest U.S.	124,843,682	19.89	31,405,771	10.47
Midwest U.S.	80,684,162	12.86	32,989,244	11.00
Southeast U.S.	69,487,147	11.07	40,492,198	13.50
International	15,732,071	2.51	20,555,055	6.84
Total	$627,585,294	100.00%	$300,001,397	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair values as of June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015		September 30, 2014
Cost:
Internet software & services	$137,479,280	21.70%	$27,062,048	9.02%
Healthcare services	80,385,109	12.69	38,272,049	12.76
Multi-sector holdings	53,442,506	8.43	—	—
Integrated telecommunication services	48,329,283	7.63	18,384,774	6.13
Advertising	41,167,907	6.50	10,800,723	3.60
Diversified support services	37,022,991	5.84	3,473,750	1.16
Application software	29,145,687	4.60	73,786,077	24.60
Specialized consumer services	28,866,543	4.56	3,192,000	1.06
Pharmaceuticals	24,100,000	3.80	9,925,000	3.31
Education services	23,669,031	3.74	9,354,343	3.12
Data processing & outsourced services	21,750,000	3.43	6,000,000	2.00
Security & alarm services	19,252,892	3.04	—	—
Electronic equipment & instruments	13,860,000	2.19	—	—
Food retail	10,467,133	1.65	—	—
Research & consulting services	9,400,000	1.48	4,937,500	1.65
Diversified capital markets	8,832,256	1.39	5,447,487	1.81
IT consulting & other services	8,279,250	1.31	—	—
Construction & engineering	6,054,250	0.95	6,100,000	2.03
Wireless telecommunication services	5,799,164	0.92	2,992,500	1.00
Healthcare technology	4,925,000	0.78	7,962,500	2.65
Personal products	4,843,750	0.76	4,937,500	1.65
Oil & gas equipment & services	4,562,495	0.72	4,749,995	1.58
Computer hardware	4,194,444	0.66	4,604,167	1.53
Industrial machinery	3,980,000	0.63	—	—
Fertilizers & agricultural chemicals	3,804,959	0.60	3,955,000	1.32
Specialty chemicals	—	—	3,200,000	1.07
Casinos & gaming	—	—	13,300,000	4.43
Hotels, resorts & cruise lines	—	—	9,625,000	3.21
Healthcare equipment	—	—	8,900,000	2.97
Alternative carriers	—	—	4,987,500	1.66
Electrical components & equipment	—	—	4,975,000	1.66
Electronic components	—	—	4,588,500	1.53
Movies & entertainment	—	—	4,483,834	1.49
Total	$633,613,930	100.00%	$299,997,247	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015		September 30, 2014
Fair Value:
Internet software & services	$134,387,736	21.41%	$27,082,827	9.03%
Healthcare services	78,325,703	12.48	38,192,786	12.73
Multi-sector holdings	52,870,796	8.42	—	—
Integrated telecommunication services	48,316,602	7.70	18,395,831	6.13
Specialized consumer services	28,829,766	4.59	3,193,060	1.06
Advertising	41,207,481	6.57	10,839,541	3.61
Diversified support services	36,864,273	5.87	3,461,756	1.15
Application software	29,315,348	4.67	73,759,754	24.59
Pharmaceuticals	24,284,023	3.87	9,887,945	3.30
Education services	23,282,188	3.71	9,376,798	3.13
Data processing & outsourced services	21,734,375	3.46	6,000,000	2.00
Security & alarm services	19,248,767	3.07	—	—
Electronic equipment & instruments	13,860,000	2.21	—	—
Food retail	10,476,313	1.67	—	—
Research & consulting services	9,410,750	1.50	4,941,631	1.65
Diversified capital markets	8,876,418	1.41	5,459,605	1.80
IT consulting & other services	8,302,556	1.32	—	—
Construction & engineering	5,990,876	0.96	6,100,000	2.03
Wireless telecommunication services	5,813,387	0.93	2,965,368	0.99
Healthcare technology	4,943,469	0.79	8,011,422	2.67
Personal products	4,849,805	0.77	4,888,194	1.63
Oil & gas equipment & services	4,425,619	0.71	4,708,121	1.57
Computer hardware	4,185,699	0.67	4,605,770	1.54
Industrial machinery	3,968,873	0.63	—	—
Fertilizers & agricultural chemicals	3,814,471	0.61	4,039,398	1.35
Casinos & gaming	—	—	13,300,000	4.43
Hotels, resorts & cruise lines	—	—	9,592,523	3.20
Healthcare equipment	—	—	8,900,000	2.97
Alternative carriers	—	—	4,987,468	1.66
Electrical components & equipment	—	—	4,860,113	1.62
Movies & entertainment	—	—	4,640,481	1.55
Electronic components	—	—	4,611,005	1.54
Specialty chemicals	—	—	3,200,000	1.07
Total	$627,585,294	100.00%	$300,001,397	100.00%
The Company's investments are generally in middle market companies in a variety of industries. At June 30, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. At September 30, 2014, the Company had no single investment that represented greater than 25% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and nine months ended June 30, 2015, no individual investment produced income that exceeded 10% of total investment income. For the three and nine months ended June 30, 2014, no individual investment produced income that exceeded 10% of total investment income.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV LLC ("FSFR Glick JV"). On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of the FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to the FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC, an entity advised by affiliates of GF Equity Funding ("GF Debt Funding"), provide capital to the FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of June 30, 2015, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes.
The Company has determined that FSFR Glick JV is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its noncontrolling interest in FSFR Glick JV.
As of June 30, 2015, FSFR Glick JV had total assets of $147.6 million. The Company's investment in FSFR Glick JV consisted of LLC equity interests of $4.8 million and Subordinated Notes of $48.1 million, at fair value as of June 30, 2015. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 20 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2015. As of June 30, 2015, the largest investment in a single company in FSFR Glick JV's portfolio at fair value was $14.6 million, and the five largest investments in portfolio companies in FSFR Glick JV totaled $57.7 million at fair value. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of June 30, 2015, FSFR Glick JV had available capital of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding. Approximately $61.1 million in aggregate principal amount was funded as of June 30, 2015, relating to these commitments, of which $53.4 million was from the Company. As of June 30, 2015, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $30.7 million was unfunded. As of June 30, 2015, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.8 million, of which $3.4 million was unfunded. Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of June 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of June 30, 2015. Under the Credit Suisse facility, $73.3 million of borrowings were outstanding as of June 30, 2015.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of June 30, 2015:

June 30, 2015
Senior secured loans (1)	$135,639,634
Weighted average current interest rate on senior secured loans (2)	7.19%
Number of borrowers in FSFR Glick JV	20
Largest loan to a single borrower (1)	$14,599,642
Total of five largest loans to borrowers (1)	$57,697,320
__________
(1) At fair value.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Loan Portfolio as of June 30, 2015

Portfolio Company	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,815,251	$14,599,642
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,844,104	7,757,279
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,979,950	6,876,044
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,700,293	13,574,541
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,898,734	7,790,127
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,180,000	3,154,108
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,451,509	8,330,359
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,812,500	9,700,130
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,441,577	2,435,473
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,809,106	2,793,367
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,065,000	7,054,640
Trialcard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5.25% (1% floor) cash	7,844,098	7,770,446
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	1/31/2022	LIBOR+5.5% (1% floor) cash	5,985,000	5,992,481
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	2/25/2022	LIBOR+5% (1% floor) cash	8,910,000	8,910,000
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,975,000	9,975,000
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/30/2021	LIBOR+5.5% (1% floor) cash	3,482,500	3,482,500
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,955,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,334,150	2,337,068
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+4.5% (1% floor) cash	2,172,500	2,169,795
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,070,296	2,011,634
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	11/6/2020	LIBOR+5.25% (1% floor) cash	5,984,962	5,970,000
Total Portfolio Investments					137,756,530	135,639,634
__________
(1) Represents the current interest rate as of June 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV at June 30, 2015.

The amortized cost and fair value of the Subordinated Notes held by the Company was $48.1 million as of June 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the investment portfolio, which may result in a return greater than the contractual coupon. For the three months ended June 30, 2015, the Company earned interest income of $0.8 million on its investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by the Company was $5.3 million and $4.8 million, respectively, as of June 30, 2015. The Company earned dividend income of $0.1 million for the three months ended June 30, 2015 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for FSFR Glick JV as of June 30, 2015 and for the three months ended June 30, 2015:

June 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost $136,276,423)	$135,639,634
Cash and cash equivalents	1,140,556
Restricted cash	8,148,007
Other assets	2,658,786
Total assets	$147,586,983

Senior credit facility payable	$73,257,636
Payables from unsettled transactions	12,531,987
Subordinated notes payable at fair value (proceeds $54,969,435)	54,920,021
Other liabilities	1,382,772
Total liabilities	$142,092,416
Members' equity	5,494,567
Total liabilities and members' equity	$147,586,983

Three months ended June 30, 2015
Selected Statement of Operations Information:
Interest income	$1,427,775
Total investment income	1,427,775
Interest expense	1,344,369
Other expenses	24,179
Total expenses (1)	1,368,548
Net unrealized depreciation on investments and subordinated notes payable	(587,375)
Net loss	$(528,148)
 __________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under ASC 825. The Subordinated Notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended June 30, 2015, the Company sold $136.9 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $83.5 million cash consideration, $48.1 million of subordinated notes in FSFR Glick JV and $5.3 million of LLC equity interests in FSFR Glick JV. The Company recognized a $1.6 million realized loss on these transactions.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$2,140,840	$1,792,793	$14,160,457	$4,728,411
Weighted average common shares outstanding	29,466,768	6,666,768	29,466,768	6,666,768
Earnings per common share — basic and diluted	$0.07	$0.27	$0.48	$0.71

The Company's Board of Directors has declared the following distributions, including shares issued under the Company's dividend reinvestment plan ("DRIP"), from inception to June 30, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	$—
October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	8,288
January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
February 4, 2015	August 3, 2015	August 17, 2015	0.10
_______________________
(1) Shares were purchased on the open market and distributed.
Note 6. Borrowings
Natixis Facility
On November 1, 2013, FS Senior Funding LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $100 million revolving credit facility (the "Natixis facility") with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
Borrowings under the Natixis facility were subject to certain customary advance rates and accrued interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there was a commitment fee payable on the undrawn amount under the credit facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees were payable quarterly in arrears. The reinvestment period under the credit facility ended 18 months after the closing date and the credit facility was scheduled to mature on November 1, 2021.
On October 16, 2014, the Company entered into agreements to expand the Natixis facility from $100 million to $200 million, including a $100 million term loan and a $100 million revolving credit facility. Fifth Third Bank ("Fifth Third") also joined the facility as a term loan lender.  The $50 million term loan provided by Fifth Third was priced at LIBOR plus 2% per annum, and the $100 million revolving credit facility and $50 million term loan provided by Natixis, New York Branch, were priced at the applicable commercial paper rate plus 1.9% per annum. The facility maturity date remained unchanged.
Borrowings under the Natixis facility were secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company used the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. The Company's borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.247% and 2.205% for the nine months ended June 30, 2015 and June 30, 2014, respectively. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $2.7 million and $4.8 million, respectively, related to the Natixis facility. For the three and nine months

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended June 30, 2014, the Company recorded interest expense of $0.5 million and $1.1 million, respectively, related to the Natixis facility.
On May 28, 2015, the Company completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, the Company has no borrowings outstanding or capacity available under the Natixis facility as of June 30, 2015. Upon termination of the Natixis facility, the Company accelerated the $2.1 million remaining unamortized fee balance into interest expense during the three months ended June 30, 2015.
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
As of June 30, 2015, the Company had $127.4 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.809% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.0 million and $1.5 million, respectively, related to the Citibank facility.
Debt Securitization
On May 28, 2015, the Company completed its $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55% per annum, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper plus 1.80% per annum, collectively, the "Class A Notes,"; and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured Notes (which the Company purchased at 98.0%) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in the Company's June 30, 2015 Consolidated Statements of Assets and Liabilities as notes payable. As of June 30, 2015, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.

The proceeds of the private placement of the 2015 Notes, net of expenses, were used to repay the entire amount outstanding under the Natixis Facility. As part of the 2015 Debt Securitization, FS Senior Funding LLC, the borrower under the Natixis Facility, merged with and into 2015 Issuer, with the 2015 Issuer remaining as the surviving entity. Upon completion of the 2015 Debt Securitization, the Company’s Natixis credit facility was paid off and terminated.

The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement. The Company is entitled to a fee for its services as collateral manager. The collateral management fee is eliminated in consolidation. The Company has retained Fifth Street Management LLC, the Company’s Investment Adviser, to furnish collateral management sub-advisory services to the Company pursuant to a sub-collateral management agreement.  Fifth Street Management LLC intends to waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The collateral management agreement does not include any incentive fee payable to the Company as collateral manager or payable to Fifth Street Management LLC as sub-advisor under the sub-collateral management agreement.

Through May 28, 2019, all principal collections received on the underlying collateral may be used by the 2015 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as sub-collateral manager of the 2015 Issuer and in accordance with the Company's investment strategy. All note classes are scheduled to mature on May 28, 2025.

As of June 30, 2015, there were 48 investments in portfolio companies with a total fair value of $275.2 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the 2015 Notes at June 30, 2015 was approximately $0.4 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of June 30, 2015, the Company had a deferred debt issuance costs balance of approximately $2.9 million associated with the 2015 Debt Securitization.

For the three months ended June 30, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

FS Senior Funding Ltd.	For the three months ended June 30, 2015
Interest expense	$397,725
Amortization of debt issuance costs	48,351
Total interest and other debt financing expenses	$446,076
Cash paid for interest expense	$—
Annualized average interest rate	2.44%
Average outstanding balance	$64,565,217

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C notes for the three months ended June 30, 2015 is as follows:

				Three Months Ended June 30, 2015
FS Senior Funding Ltd.	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.15394%	180		$—	$256,319
Class A-S Notes	1.90394%	155	(1)	—	52,147
Class A-R Notes	2.15394%	180	(2)	—	18,333
Class B Notes	3.00394%	265		—	70,926
Class C Notes	3.60394%	325	(3)	—	—
Total				$—	$397,725
_______________________
(1) Step-up in spread to occur in October 2016.
(2) 1.0% undrawn fee. Class A-R Notes were fully undrawn during the period ending June 30, 2015.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes***	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$20,000,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	LIBOR + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread to step-up to 2.10% in October 2016.
** Carries a 1.0% undrawn fee.
*** Class A-R Notes were fully undrawn during the period ended June 30, 2015.

     The proceeds of the private placement of the Class A Notes and the Class B Notes of the 2015 Securitization Issuer, net of discount and debt issuance costs, may be used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to the Creditors of the Company (or any other affiliate of the Company). As part of the 2015 Debt Securitization, the Company entered into master loan sale agreements under which the Company agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the 2015 Subordinated Notes of the 2015 Issuer, as applicable. The 2015 Notes (other than the Class C Notes) are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default.
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
As of June 30, 2015, September 30, 2014 and June 30, 2014, there were no investments on which the Company had stopped accruing interest or OID income. For the three and nine months ended June 30, 2015 and June 30, 2014, there were no income non-accrual amounts.
Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015	Nine months ended June 30, 2015
Net increase in net assets resulting from operations	$2,140,840	$14,160,457
Net unrealized depreciation on investments	2,481,571	6,032,786
Book/tax difference due to deferred loan fees	(152,076)	(69,914)
Book/tax difference due to capital losses not recognized	1,716,501	3,272,536
Other book/tax differences	(74,375)	(74,375)
Taxable/Distributable Income (1)	$6,112,461	$23,321,490

__________________

(1)
The Company's taxable income for the three and nine months ended June 30, 2015 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2015. Therefore, the final taxable income may be different than the estimate.

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
During the nine months ended June 30, 2015, the Company recorded investment realization events, including the following:

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In April 2015, the Company received a cash payment of $9.4 million from Travel Leaders Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In April 2015, the Company received a cash payment of $11.2 million from IPC Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In April 2015, the Company received a cash payment of $2.5 million from Symphony Teleca Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
In May 2015, the Company received a cash payment of $4.1 million from GOBP Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
During the nine months ended June 30, 2015, the Company received cash payments of $451.4 million in connection with full or partial sales of debt investments in the open market and recorded a net realized loss of $3.3 million.

During the nine months ended June 30, 2014, the Company received cash payments of $103.2 million in connection with full or partial sales of debt investments in the open market and recorded a net realized gain of $0.2 million.
During the three and nine months ended June 30, 2015, the Company recorded $2.5 million and $6.0 million, respectively, of net unrealized depreciation on its investments. During the three and nine months ended June 30, 2014, the Company recorded $13,387 and $0.6 million, respectively, of net unrealized depreciation on its debt investments. For the three months ended June 30, 2015, the Company's net unrealized depreciation consisted of $412,505 of net unrealized depreciation on equity investments, $1,976,793 of net unrealized depreciation on debt investments and $92,273 of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation). For the nine months ended June 30, 2015, the Company's net unrealized depreciation consisted of $5,929,543 of net unrealized depreciation on debt investments, and $392,129 of net unrealized depreciation on equity investments, offset by $288,886 of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation).
For the three months ended June 30, 2014, the Company's net unrealized depreciation consisted of $57,640 of net unrealized depreciation on debt investments offset by $44,255 of net reclassifications to realized losses on debt investments (resulting in unrealized appreciation). For the nine months ended June 30, 2014, the Company's net unrealized depreciation consisted of $666,422 of net unrealized depreciation on debt investments offset by $39,653 of net reclassifications to realized losses on debt investments (resulting in unrealized appreciation).
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
For the three and nine months ended June 30, 2015, base management fees were $1.6 million and $4.3 million, respectively. For the three and nine months ended June 30, 2014, base management fees were $0.5 million and $1.1 million, respectively. At June 30, 2015 and September 30, 2014, respectively, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amount of $1.6 million and $0.5 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

For the three and nine months ended June 30, 2015, the Part I incentive fee was $0.8 million and $4.6 million, respectively, and for the three and nine months ended June 30, 2014, the Part I incentive fee was $0.3 million and $0.6 million, respectively. At June 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.8 million, reflecting the unpaid portion of the Part I incentive fee payable to the Investment Adviser.
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
In accordance with GAAP, the Company had cumulatively accrued a Part II incentive fee as September 30, 2014 of $54,826 which was reversed due to unrealized losses on the investment portfolio during the nine months ended June 30, 2015. For the three and nine months ended June 30, 2014, there was no Part II incentive fee to the investment adviser. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the Part II incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual Part II incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2015, the Company has not paid any Part II incentive fees since inception. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three and nine months ended June 30, 2015, the Company accrued administrative expenses of $0.2 million and $0.8 million, respectively. For the three and nine months ended June 30, 2014, the Company accrued administrative expenses of $0.2 million and $0.5 million, respectively. At both June 30, 2015 and September 30, 2014, $0.2 million was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Net asset value at beginning of period	$12.46	$15.13	$12.65	$15.13
Net investment income (5)	0.22	0.28	0.80	0.77
Net unrealized depreciation on investments (5)	(0.08)	—	(0.20)	(0.09)
Net realized gain (loss) on investments (5)	(0.07)	(0.01)	(0.12)	0.03
Distributions to stockholders (5)	(0.30)	(0.27)	(0.90)	(0.71)
Net asset value at end of period	$12.23	$15.13	$12.23	$15.13
Per share market value at beginning of period	$10.63	$14.38	$11.82	$13.54
Per share market value at end of period	$9.22	$14.03	$9.22	$14.03
Total return (1)	(9.09)%	(0.87)%	(13.64)%	6.90%
Common shares outstanding at beginning of period	29,466,768	6,666,768	29,466,768	6,666,768
Common shares outstanding at end of period	29,466,768	6,666,768	29,466,768	6,666,768
Net assets at beginning of period	$367,026,481	$100,845,119	$372,686,925	$100,842,878
Net assets at end of period	$360,327,291	$100,837,884	$360,327,291	$100,837,884
Average net assets (2)	$366,133,419	$101,751,366	$370,852,788	$101,249.285
Ratio of net investment income to average net assets (3)	6.94%	7.34%	8.46%	6.81%
Ratio of total expenses to average net assets (3)	8.07%	7.82%	6.49%	5.81%
Ratio of portfolio turnover to average investments at fair value	5.65%	34.79%	15.73%	89.34%
Weighted average outstanding debt (4)	$287,795,516	$85,205,390	$219,225,181	$50,475,640
Average debt per share (5)	$9.77	$12.78	$7.44	$7.59
_______________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
(4)	Calculated based upon the weighted average of loans payable for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.
Note 13. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2015.

Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2015
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$754,216	$—	$48,098,255	$(43,237)	$48,055,018
87.5% equity interest (5)	74,375	—	5,344,251	(528,473)	4,815,778
Total Control Investments	$828,591	$—	$53,442,506	$(571,710)	$52,870,796
This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail as shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories.

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on Investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

(4)
Gross reductions include decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

(5)
Together with GF Equity Funding, the Company co-invests through FSFR Glick JV. FSFR Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to FSFR Glick JV must be approved by the FSFR Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2014 and elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2015. Other factors that could cause actual results to differ materially include:

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
The fair value of all of our investments at June 30, 2015 and September 30, 2014, was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and preceding fiscal years were as follows:

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
For the quarter ended December 31, 2014	54.1%
For the quarter ended March 31, 2015 (1)	32.1%
For the quarter ended June 30, 2015 (1)	23.8%
__________
(1) The decrease from prior quarters is primarily related to the increased use of market quotations to value certain of our portfolio investments.
As of June 30, 2015 and September 30, 2014, approximately 83.7% and 72.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of June 30, 2015, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security. There were no investments on which we earned PIK interest for the three and nine months ended June 30, 2015 and June 30, 2014.
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

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of June 30, 2015 and September 30, 2014.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2015	September 30, 2014
Cost:
Senior secured debt	91.49%	99.83%
Subordinated notes of FSFR Glick JV	7.59	—
LLC equity interests of FSFR Glick JV	0.84	—
Purchased equity	0.08	0.17
Total	100.00%	100.00%

	June 30, 2015	September 30, 2014
Fair value:
Senior secured debt	91.44%	99.78%
Subordinated notes of FSFR Glick JV	7.66	—
LLC equity interests of FSFR Glick JV	0.77	—
Purchased equity	0.10	0.17
Equity grants	0.03	0.05
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	June 30, 2015	September 30, 2014
Cost:
Internet software & services	21.70%	9.02%
Healthcare services	12.69	12.76
Multi-sector holdings	8.43	—
Integrated telecommunication services	7.63	6.13
Advertising	6.50	3.60
Diversified support services	5.84	1.16
Application software	4.60	24.60
Specialized consumer services	4.56	1.06
Pharmaceuticals	3.80	3.31
Education services	3.74	3.12
Data processing & outsourced services	3.43	2.00
Security & alarm services	3.04	—
Electronic equipment & instruments	2.19	—
Food retail	1.65	—
Research & consulting services	1.48	1.65
Diversified capital markets	1.39	1.81
IT consulting & other services	1.31	—
Construction & engineering	0.95	2.03
Wireless telecommunication services	0.92	1.00
Healthcare technology	0.78	2.65
Personal products	0.76	1.65
Oil & gas equipment & services	0.72	1.58
Computer hardware	0.66	1.53
Industrial machinery	0.63	—
Fertilizers & agricultural chemicals	0.60	1.32
Specialty chemicals	—	1.07
Casinos & gaming	—	4.43
Hotels, resorts & cruise lines	—	3.21
Healthcare equipment	—	2.97
Alternative carriers	—	1.66
Electrical components & equipment	—	1.66
Electronic components	—	1.53
Movies & entertainment	—	1.49
	100.00%	100.00%

Fair value:	June 30, 2015	September 30, 2014
Internet software & services	21.41%	9.03%
Healthcare services	12.48	12.73
Multi-sector holdings	8.42	—
Integrated telecommunication services	7.70	6.13
Specialized consumer services	4.59	1.06
Advertising	6.57	3.61
Diversified support services	5.87	1.15
Application software	4.67	24.59
Pharmaceuticals	3.87	3.30
Education services	3.71	3.13
Data processing & outsourced services	3.46	2.00
Security & alarm services	3.07	—
Electronic equipment & instruments	2.21	—
Food retail	1.67	—
Research & consulting services	1.50	1.65
Diversified capital markets	1.41	1.80
IT consulting & other services	1.32	—
Construction & engineering	0.96	2.03
Wireless telecommunication services	0.93	0.99
Healthcare technology	0.79	2.67
Personal products	0.77	1.63
Oil & gas equipment & services	0.71	1.57
Computer hardware	0.67	1.54
Industrial machinery	0.63	—
Fertilizers & agricultural chemicals	0.61	1.35
Casinos & gaming	—	4.43
Hotels, resorts & cruise lines	—	3.20
Healthcare equipment	—	2.97
Alternative carriers	—	1.66
Electrical components & equipment	—	1.62
Movies & entertainment	—	1.55
Electronic components	—	1.54
Specialty chemicals	—	1.07
	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2015 and September 30, 2014:

Investment Ranking	June 30, 2015			September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$624,195,669	99.46%	4.56	$300,001,397	100.00%	4.48
3	3,389,625	0.54	6.32	—	—	—
4	—	—	—	—	—	—
Total	$627,585,294	100.00%	4.57	$300,001,397	100.00%	4.48
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of June 30, 2015, we had modified the payment terms of our investment in one portfolio company. As of September 30, 2014, we had modified the payment terms of our investment in one portfolio company.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2015, September 30, 2014 and June 30, 2014, there were no investments on which we had stopped accruing cash interest or OID income. For the three and nine months ended June 30, 2015 and June 30, 2014, there were no income non-accrual amounts.
FSFR Glick JV LLC
In October 2014, we entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV LLC ("FSFR Glick JV"). On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to the FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, an entity advised by affiliates of GF Equity Funding ("GF Debt Funding"), provide capital to the FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of June 30, 2015, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests and we and GF Debt Funding owned 87.5% and 12.5% respectively, of the Subordinated Notes.
We have determined that FSFR Glick JV is an investment company under ASC 946; however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in FSFR Glick JV.
As of June 30, 2015, FSFR Glick JV had total assets of $147.6 million. Our investment in FSFR Glick JV consisted of LLC equity interests of $5.3 million and Subordinated Notes of $48.1 million, at fair value as of June 30, 2015. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 20 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2015. As of June 30, 2015, the largest investment in a single company in FSFR Glick JV's portfolio at fair value was $14.6 million, and the five largest investments in portfolio companies in FSFR Glick JV totaled $57.7 million at fair value. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.

As of June 30, 2015, FSFR Glick JV had available capital of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding. Approximately $61.1 million in aggregate principal amount was funded as of June 30, 2015, relating to these commitments, of which $53.4 million was from us. As of June 30, 2015, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $30.7 million was unfunded. As of June 30, 2015, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.8 million, of which $3.4 million was unfunded. Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of June 30, 2015. Borrowings under the Credit Suisse facility were secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of June 30, 2015. Under the Credit Suisse facility, $73.3 million in borrowings were outstanding as of June 30, 2015.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of June 30, 2015:

June 30, 2015
Senior secured loans (1)	$135,639,634
Weighted average current interest rate on senior secured loans (2)	7.19%
Number of borrowers in FSFR Glick JV	20
Largest loan to a single borrower (1)	$14,599,642
Total of five largest loans to borrowers (1)	$57,697,320
__________
(1) At fair value.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

FSFR Glick JV Loan Portfolio as of June 30, 2015

Portfolio Company	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,815,251	$14,599,642
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,844,104	7,757,279
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,979,950	6,876,044
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,700,293	13,574,541
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,898,734	7,790,127
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,180,000	3,154,108
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,451,509	8,330,359
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,812,500	9,700,130
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,441,577	2,435,473
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,809,106	2,793,367
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,065,000	7,054,640
Trialcard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5.25% (1% floor) cash	7,844,098	7,770,446
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	1/31/2022	LIBOR+5.5% (1% floor) cash	5,985,000	5,992,481
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	2/25/2022	LIBOR+5% (1% floor) cash	8,910,000	8,910,000
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,975,000	9,975,000
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/30/2021	LIBOR+5.5% (1% floor) cash	3,482,500	3,482,500
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,955,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,334,150	2,337,068
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+4.5% (1% floor) cash	2,172,500	2,169,795
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,070,296	2,011,634
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	11/6/2020	LIBOR+5.25% (1% floor) cash	5,984,962	5,970,000
Total Portfolio Investments					137,756,530	135,639,634
__________
(1) Represents the current interest rate as of June 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process of the Board of Directors described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at June 30, 2015.

The amortized cost and fair value of the Subordinated Notes held by us was $48.1 million as of June 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the investment portfolio, which may result in a return greater than the contractual coupon. For the three months ended June 30, 2015, we earned interest income of $0.8 million on our investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by us was $5.3 million and $4.8 million as of June 30, 2015, respectively. We earned dividend income of $0.1 million for the three months ended June 30, 2015 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

Below is certain summarized financial information for FSFR Glick JV as of June 30, 2015 and for the three months ended June 30, 2015:

June 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost $136,276,423)	$135,639,634
Cash and cash equivalents	1,140,556
Restricted cash	8,148,007
Other assets	2,658,786
Total assets	$147,586,983

Senior credit facility payable	$73,257,636
Payables from unsettled transactions	12,531,987
Subordinated notes payable at fair value (proceeds $54,969,435)	54,920,021
Other liabilities	1,382,772
Total liabilities	$142,092,416
Members' equity	5,494,567
Total liabilities and members' equity	$147,586,983

Three months ended June 30, 2015
Selected Statement of Operations Information:
Interest income	$1,427,775
Total investment income	1,427,775
Interest expense	1,344,369
Other expenses	24,179
Total expenses (1)	1,368,548
Net unrealized depreciation on investments and subordinated notes payable	(587,375)
Net loss	$(528,148)
 __________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to us and GF Debt Funding under ASC 825 — Financial Instruments, or ASC 825. The Subordinated Notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended June 30, 2015, we sold $136.9 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $83.5 million cash consideration. We recognized a $1.6 million realized loss on these transactions.
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

Comparison of the three and nine months ended June 30, 2015 and June 30, 2014
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring and prepayment fees.
Total investment income for the three months ended June 30, 2015 and June 30, 2014 was $13.7 million and $3.8 million, respectively. For the three months ended June 30, 2015, this amount primarily consisted of $10.6 million of interest income from portfolio investments and $3.0 million of fee income. For the three months ended June 30, 2014, this amount primarily consisted of $3.0 million of interest income from portfolio investments and $0.9 million of fee income.
Total investment income for the nine months ended June 30, 2015 and June 30, 2014 was $41.5 million and $9.6 million, respectively. For the nine months ended June 30, 2015, this amount primarily consisted of $28.1 million of interest income from portfolio investments and $13.2 million of fee income. For the nine months ended June 30, 2014, this amount primarily consisted of $6.9 million of interest income from portfolio investments and $2.7 million of fee income.
The weighted average cash yield on our debt investments at June 30, 2015 and September 30, 2014 was 7.64% and 7.24%, respectively.
The increase in our total investment income for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014, was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 20 debt investments in our portfolio year over year and an increase in fees related to investment activity, partially offset by amortization repayments received on our debt investments.
Expenses
Total expenses for the three months ended June 30, 2015 and June 30, 2014 were $7.4 million and $2.0 million, respectively. Total expenses increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 by $5.4 million. This was due primarily to increases in:

•
Base management fee, which was primarily attributable to a $436.1 million increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Part I incentive fee, which was attributable to a $5.0 million increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a $202.6 million increase in weighted average debt outstanding for the year-over-year period.
Net expenses for the nine months ended June 30, 2015 and June 30, 2014 were $18.0 million and $4.4 million, respectively. Net expenses increased for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014 by $13.6 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Part I incentive fee, which was attributable to a $22.3 million increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a $168.7 million increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $9.9 million increase in total investment income, as compared to the $5.4 million increase in total expenses, net investment income for the three months ended June 30, 2015 reflected a $4.5 million increase, as compared to the three months ended June 30, 2014.
As a result of the $31.9 million increase in total investment income, as compared to the $13.6 million increase in total expenses, net investment income for the nine months ended June 30, 2015 reflected a $18.3 million increase, as compared to the nine months ended June 30, 2014.

Realized Gain (Loss) on Investments
During the nine months ended June 30, 2015, we recorded investment realization events, including the following:

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

•
In April 2015, we received a cash payment of $9.4 million from Travel Leaders Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In April 2015, we received a cash payment of $11.2 million from IPC Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In April 2015, we received a cash payment of $2.5 million from Symphony Teleca Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In May 2015, we received a cash payment of $4.1 million from GOBP Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the nine months ended June 30, 2015, we received cash payments of $451.4 million in connection with full or partial sales of debt investments in the open market and recorded a net realized loss of $3.3 million.

During the nine months ended June 30, 2014, we received cash payments of $103.2 million in connection with payoffs and open market sales of debt securities and recorded a net realized gain of $0.2 million.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three and nine months ended June 30, 2015, we recorded net unrealized depreciation of $2.5 million and $6.0 million, respectively. For the three months ended June 30, 2015 this consisted of $0.4 million of net unrealized depreciation on equity investments, $2.0 million of net unrealized depreciation on debt investments and $0.1 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation). For the nine months ended June 30, 2015, this consisted of $5.9 million of net unrealized depreciation on debt investments, $0.4 million of net unrealized depreciation on equity investments and $0.3 million of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation).
For the three months ended June 30, 2014, our net unrealized depreciation consisted of $57,640 of net unrealized depreciation on debt investments offset by $44,255 of net reclassifications to realized losses on debt investments (resulting in unrealized appreciation). For the nine months ended June 30, 2014, our net unrealized depreciation consisted of $666,422 of net unrealized depreciation on debt investments offset by $39,653 of net reclassifications to realized losses on debt investments (resulting in unrealized appreciation).
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
For the nine months ended June 30, 2015, we experienced a net decrease in cash and cash equivalents of $41.0 million. During that period, we used $309.8 million of cash in operating activities, primarily for the funding of $842.6 million of investments and net revolvers, partially offset by $505.8 million of principal payments and proceeds from the sale of investments and $23.5 million of net investment income. During the same period, cash provided by financing activities was $268.8 million, primarily consisting of $127.4 million of net borrowings under credit facilities and $180.0 million of borrowings under our 2015 Debt Securitization, partially offset by $31.6 million of cash distributions paid and $6.1 million of deferred financing costs paid.
For the nine months ended June 30, 2014, we experienced a net decrease in cash and cash equivalents of $47.2 million. During that period, we used $132.3 million of cash in operating activities, primarily for the funding of $264.2 million of investments and net revolvers, partially offset by $121.0 million of amortization payments and proceeds from the sale of investments and $5.2 million of net investment income. During the same period, cash provided by financing activities was $85.1 million, primarily consisting of $89.8 million of net borrowings under our credit facility, net of $1.8 million of deferred financing costs paid and $2.9 million of dividends paid.
As of June 30, 2015, we had $66.4 million of cash and cash equivalents, $3.5 million of restricted cash, portfolio investments (at fair value) of $627.6 million, distribution payable of $2.9 million, payables from unsettled transactions of $74.0 million and unfunded commitments of $81.6 million. Pursuant to the terms of our credit agreement and 2015 Debt Securitization, we are restricted in terms of access to $2.5 million of restricted cash until such time as we submit required monthly reporting schedules. As of June 30, 2015, $1.0 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization which is described in further detail in Note 6 to our Consolidated Financial Statements.
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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since inception:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10
______________
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
Borrowings under the Natixis facility are subject to certain customary advance rates and accrue interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there is a commitment fee payable on the undrawn amount under the credit facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ended 18 months after the closing date and the credit facility will mature on November 1, 2021.
On October 16, 2014, we entered into agreements to expand the Natixis facility from $100 million to $200 million, including a $100 million term loan and a $100 million revolving credit facility. Fifth Third Bank ("Fifth Third") also joined the facility as a term loan lender.  The $50 million term loan provided by Fifth Third is priced at LIBOR plus 2% per annum, and the $100 million revolving credit facility and $50 million term loan provided by Natixis, New York Branch, are priced at the applicable commercial paper rate plus 1.9% per annum. The facility maturity date remained unchanged.
As of June 30, 2015, we had no borrowings outstanding under the Natixis facility. Borrowings under the Natixis facility, were secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We used the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.247% and 2.205% for the nine months ended June 30, 2015 and June 30, 2014, respectively. For the three and nine months ended June 30, 2015, we recorded interest expense of $2.7 million and $4.8 million, respectively, related to the Natixis facility. For the three and nine months ended June 30, 2014, we recorded interest expense of $0.5 million and $1.1 million, respectively, related to the Natixis facility.

On May 28, 2015, we completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, we have no borrowings outstanding or capacity available under the Natixis facility as of June 30, 2015. Upon termination of the Natixis facility, we accelerated the $2.1 million remaining unamortized fee balance into interest expense.
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
As of June 30, 2015, we had $127.4 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interests in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.809% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, we recorded interest expense of $1.0 million and $1.5 million, respectively, related to the Citibank facility.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55%, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper plus 1.80%, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65%. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured Notes (which we purchased at 98.0%) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in our June 30, 2015 Consolidated Statement of Assets and Liabilities as notes payable. As of June 30, 2015, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.
The proceeds of the private placement of the 2015 Notes, net of expenses, were used to repay the entire amount outstanding under the Natixis Facility. As part of the 2015 Debt Securitization, FS Senior Funding LLC, the borrower under the Natixis Facility, merged with and into 2015 Issuer, with the 2015 Issuer remaining as the surviving entity. Upon completion of the 2015 Debt Securitization, our Natixis credit facility was paid off and terminated.
We serve as collateral manager to the 2015 Issuer under a collateral management agreement. We are entitled to a fee for our services as collateral manager. The collateral management fee is eliminated in consolidation. We have retained Fifth Street Management LLC, our Investment Adviser, to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. Fifth Street Management LLC intends to waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
The collateral management agreement does not include any incentive fee payable to us as collateral manager or payable to Fifth Street Management LLC as sub-advisor under the sub-collateral management agreement.

Through May 28, 2019, all principal collections received on the underlying collateral may be used by the 2015 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2015 Issuer and in accordance with our investment strategy. All note classes are scheduled to mature on May 28, 2025.
As of June 30, 2015, there were 48 investments in portfolio companies with a total fair value of $275.2 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The aggregate accrued interest payable on the notes of the 2015 Issuer at June 30, 2015 was approximately $0.4 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of June 30, 2015, we had a deferred debt issuance costs balance of approximately $2.9 million associated with the 2015 Debt Securitization.
For the three and nine months ended June 30, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

FS Senior Funding Ltd.	For the three months ended June 30, 2015
Interest expense	$397,725
Amortization of debt issuance costs	48,351
Total interest and other debt financing expenses	$446,076
Cash paid for interest expense	$—
Annualized average interest rate	2.44%
Average outstanding balance	$64,565,217
The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R and B for the three months ended June 30, 2015 is as follows:

				Three Months Ended June 30, 2015
FS Senior Funding Ltd.	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.15394%	180		$—	$256,319
Class A-S Notes	1.90394%	155	(1)	—	52,147
Class A-R Notes	2.15394%	180	(2)	—	18,333
Class B Notes	3.00394%	265		—	70,926
Class C Notes	3.60394%	325	(3)	—	—
Total				$—	$397,725
_______________________
(1) Step-up in spread to occur in October 2016.
(2) 1.0% undrawn fee. Class A-R Notes were fully undrawn during the period ending June 30, 2015.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes***	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$20,000,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	LIBOR + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread to step-up to 2.10% in October 2016.
** Carries a 1.0% undrawn fee.
*** Class A-R Notes were fully undrawn during the period ended June 30, 2015.

 The proceeds of the private placement of the Class A Notes and the Class B Notes of the 2015 Securitization Issuer, net of discount and debt issuance costs, may be used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. As part of the 2015 Debt Securitization, we entered into master loan sale agreements under which we agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the 2015 Subordinated Notes of the 2015 Issuer, as applicable. The 2015 Notes (other than the Class C Notes) are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default.
Upon completion of the ramp-up period on September 28, 2015, the 2015 Debt Securitization will require us to comply with certain monthly financial covenants including overcollateralization and interest coverage tests.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015 and September 30, 2014, our only off-balance sheet arrangements consisted of $81.6 million and $19.6 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of June 30, 2015 and September 30, 2014 is shown in the table below:

	June 30, 2015	September 30, 2014
FSFR Glick JV LLC	$34,057,494	$—
TIBCO Software, Inc.	5,300,000	—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,984,375
Executive Consulting Group, Inc.	4,800,000	—
All Web Leads, Inc.	4,090,954	—
BeyondTrust Software, Inc.	3,605,000	5,625,000
Motion Recruitment Partners LLC	2,900,000	—
Legalzoom.com, Inc.	2,607,018	—
Metamorph US 3, LLC	2,400,000	—
Idera, Inc.	2,400,000	—
PowerPlan, Inc.	2,100,000	—
Dynatect Group	1,800,000	—
My Alarm Center, LLC	1,744,727	—
Ameritox Ltd.	1,333,333	—
Teaching Strategies, LLC	1,200,000	—
TrialCard Incorporated	850,000	—
NextCare, Inc.	401,594	1,555,642
GTCR Valor Companies, Inc.	—	2,412,308
Total	$81,558,710	$19,577,325
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Natixis facility, Citibank facility and 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2014	Debt Outstanding as of June 30, 2015	Weighted average debt outstanding for the nine months ended June 30, 2015	Maximum debt outstanding for the nine months ended June 30, 2015
Natixis credit facility payable (1)	$—	$—	$139,024,873	$200,000,000
Citibank credit facility payable	—	127,366,000	58,442,066	127,366,000
2015 Debt Securitization	$—	180,000,000	21,758,242	180,000,000
Total debt	$—	$307,366,000	$219,225,181
_______________________
(1) The Natixis facility was terminated in connection with our 2015 Debt Securitization.
The following table reflects our contractual obligations arising from the Citibank Facility and 2015 Debt Securitization:

	Payments due by period as of June 30, 2015
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$127,366,000	$—	$—	$127,366,000	$—
Interest due on Citibank facility	14,266,333	3,136,874	6,273,749	4,855,710	—
Notes payable	180,000,000	—	—	—	180,000,000
Interest due on notes payable	39,840,748	4,017,092	4,017,092	4,017,092	27,789,472
Total	$361,473,081	$7,153,966	$10,290,841	$136,238,802	$207,789,472
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Adviser's Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The income incentive fee is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The capital gains incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2015, we incurred fees of $2.4 million and $8.8 million, respectively, under the investment advisory agreement. During the three and nine months ended June 30, 2014, we incurred fees of $0.8 million and $1.8 million, respectively, under the investment advisory agreement.
The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement in connection with the 2015 Debt Securitization and will receive a fee for providing these services. We have retained Fifth Street

Management LLC to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. Fifth Street Management LLC will be entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement.
Pursuant to the administration agreement with FSC CT LLC, a wholly-owned subsidiary of our Investment Adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2015, we incurred expenses of $0.2 million and $0.8 million, respectively, under the administration agreements. During the three and nine months ended June 30, 2014, we incurred expenses of $0.2 million and $0.5 million, respectively, under the administration agreements.
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
Recent Developments
Effective July 10, 2015, our Board of Directors promoted Steven M. Noreika to Chief Financial Officer, replacing Richard A. Petrocelli.
On August 5, 2015, our Board of Directors declared the following dividends:

•	$0.075 per share, payable on September 15, 2015 to stockholders of record on September 4, 2015;

•	$0.075 per share, payable on October 15, 2015 to stockholders of record on October 6, 2015; and

•	$0.075 per share, payable on November 16, 2015 to stockholders of record on November 5, 2015.
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
As of June 30, 2015, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0.5% and 1.75%. As of September 30, 2014, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 1% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$27,049,259	$(15,368,300)	$11,680,959
400	20,829,607	(12,294,640)	8,534,967
300	14,609,956	(9,220,980)	5,388,976
200	8,390,304	(6,147,320)	2,242,984
100	2,182,671	(3,073,660)	(890,989)
 __________________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2015 and September 30, 2014:

	June 30, 2015		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments
Money market rate	$69,903,461	$—	$109,557,165
Prime rate	6,308,596	—	5,177,783
LIBOR:
30 day	161,860,549	—	29,929,483
60 day	27,918,333	—	3,221,875
90 day	433,425,200	180,000,000	261,536,008
180 day	—	127,366,000	—
Fixed rate	—	—	—
Total	$699,416,139	$307,366,000	$409,422,314

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
Except as indicated below, there have been no material changes during the nine months ended June 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2014.
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
As of June 30, 2015, our investments in the internet software and services industry represented approximately 21% of the fair value of our portfolio and our investments in the healthcare services industry represented approximately 12% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
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
We are subject to risks associated with the 2015 Debt Securitization.
As a result of the 2015 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the 2015 Debt Securitization, institutional investors purchased the 2015 Notes issued by FS Senior Funding Ltd., our wholly-owned subsidiary, in a private placement.
Restructurings of investments of our 2015 Debt Securitization may decrease their value and reduce amounts payable on the 2015 Notes.
We and FS Senior Funding Ltd. have entered into a collateral management agreement, an agreement entered into between a manager and a debt securitization vehicle or similar issuer, which sets forth the terms and conditions pursuant to which the manager provides advisory and/or management services with respect to the client’s securities portfolio. Under the collateral management agreement, we serve as collateral manager of the 2015 Debt Securitization. In addition, we retained our Investment Adviser to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement with our Investment Adviser. Our Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended.
We have broad authority to direct and supervise the investment and reinvestment of the investments held by the 2015 Debt Securitization, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of the 2015 Debt Securitization’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in the 2015 Debt Securitization holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the 2015 Notes. Any amendment, waiver, modification or other restructuring that reduces the 2015 Debt Securitization’s compliance with certain financial tests will make it more likely that the 2015 Debt Securitization will need to utilize cash to pay down the unpaid principal amount of the 2015 Notes to cure any breach in such test instead of making payments on the 2015 Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.
We cannot assure you that any particular restructuring strategy pursued by us or any successor collateral manager will maximize the value of or recovery on any investment. Any restructuring can fundamentally alter the nature of the related investment, and restructurings are not subject to the same underwriting standards that are employed in connection with the origination or acquisition of investments. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us.
The 2015 Debt Securitization depends on the managerial expertise available to the collateral manager and its key personnel.
The 2015 Debt Securitization’s activities are directed by us (or any successor collateral manager). We have retained our Investment Adviser to furnish collateral management sub-advisory services. In our capacity as holder of the 2015 Notes, we are generally not able to make decisions with respect to the management, disposition or other realization of any investment, or other decisions regarding the business and affairs of the 2015 Debt Securitization. Consequently, the success of the 2015 Debt Securitization will depend, in large part, on the financial and managerial expertise of our Investment Adviser’s investment professionals. There can be no assurance that such investment professionals will continue to serve in their current positions or continue to be authorized persons of the investment adviser. Although such investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the collateral manager’s obligations to the 2015 Debt Securitization effectively, they will not devote all of their professional time to the affairs of the 2015 Debt Securitization.
Our ability to transfer the 2015 Notes is limited.
The notes issued pursuant to the 2015 Debt Securitization are illiquid investments and subject to extensive transfer restrictions, and no party is under any obligation to make a market for the notes. There is no market for the notes, and we may not be able to sell or otherwise transfer the 2015 Notes at their fair value, or at all, in the event that we determine to sell them. During economic downturns, notes issued in securitization transactions may experience high volatility and significant fluctuations in market value. Additionally, some potential buyers of such notes now view securitization products as an inappropriate investment, thereby reducing the number of potential buyers and/or potentially affecting liquidity in the secondary market.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.    Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On August 5, 2015, Alexander C. Frank resigned as a member of the Board of Directors of the Company, effective August 5, 2015. Mr. Frank will continue to serve as the chief operating officer and chief financial officer of Fifth Street Asset Management Inc. (NASDAQ: FSAM) (“FSAM”).
Following Mr. Frank’s resignation, the Board of Directors announced that it appointed Todd G. Owens, President of the Company, to serve on the Board of Directors from August 6, 2015 until the Company’s 2017 Annual Meeting of Stockholders or until his successor is duly elected and qualified.
Todd G. Owens has served as the Company’s president since September 2014, a member of Fifth Street Finance Corp’s Board of Directors since November 2014 and as Fifth Street Finance Corp’s chief executive officer since January 2015. Mr. Owens has also served as co-president of FSAM since September 2014. Prior to joining the Company in September 2014, Mr. Owens spent 24 years at Goldman, Sachs & Co, where he became a managing director in 2001 and a partner in 2008. While at

Goldman, Sachs & Co., he also served as Head of the West Coast Financial Institutions Group (FIG) for 15 years, Head of the Specialty Finance Group for nearly 10 years and was a senior member of the Bank Group. He holds a B.A. in history and political economy from Williams College. Mr. Owens serves as a trustee for Good Samaritan Hospital in Los Angeles and for City Year Los Angeles. Mr. Owens brings with him experience in a broad range of industries including commercial finance, asset management, alternative asset management, commercial banking and business development companies. The foregoing qualifications led to our conclusion that Mr. Owens should serve as a member of the Board of Directors.
There are no arrangements or understandings between Mr. Owens and any other persons pursuant to which he was selected as a director. There are no current or proposed transactions between the Company and Mr. Owens or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1*
Class A-R Note Purchase Agreement, by and among FS Senior Funding Ltd., as issuer, FS Senior Funding CLO LLC, as co-issuer, Natixis, New York Branch, as Class A-R Note Agent, and each of the Class A-R Noteholders parties thereto, dated as of May 28, 2015.

10.2*	Master Transfer Agreement by and between Fifth Street Senior Floating Rate Corp., as the seller, and FS Senior Funding Ltd., as the buyer, dated as of May 28, 2015.

10.3*	Collateral Management Agreement by and between FS Senior Funding Ltd., as issuer, and Fifth Street Senior Floating Rate Corp., as collateral manager, dated as of May 28, 2015.

10.4*	Sub-Advisory Agreement between Fifth Street Senior Floating Rate Corp., as collateral manager, and Fifth Street Management LLC, as sub-advisor, dated as of May 28, 2015.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET SENIOR FLOATING RATE CORP.

By:	/s/ Ivelin M. Dimitrov
Ivelin M. Dimitrov
Chief Executive Officer

By:	/s/ Steven M. Noreika
Steven M. Noreika
Chief Financial Officer
Date: August 10, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*
Class A-R Note Purchase Agreement, by and among FS Senior Funding Ltd., as issuer, FS Senior Funding CLO LLC, as co-issuer, Natixis, New York Branch, as Class A-R Note Agent, and each of the Class A-R Noteholders parties thereto, dated as of May 28, 2015.

10.2*	Master Transfer Agreement by and between Fifth Street Senior Floating Rate Corp., as the seller, and FS Senior Funding Ltd., as the buyer, dated as of May 28, 2015.

10.3*	Collateral Management Agreement by and between FS Senior Funding Ltd., as issuer, and Fifth Street Senior Floating Rate Corp., as collateral manager, dated as of May 28, 2015.

10.4*	Sub-Advisory Agreement between Fifth Street Senior Floating Rate Corp., as collateral manager, and Fifth Street Management LLC, as sub-advisor, dated as of May 28, 2015.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
* Filed herewith.