Form 10-K
period 2015-09-30
Fifth Street Senior Floating Rate Corp.
filed 2015-12-14
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2015 is $292,795,941. The registrant had 29,466,768 shares of common stock outstanding as of December 11, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily the London-Interbank Offered Rate, or LIBOR, plus a premium. The senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” securities or "junk," and may be considered a higher risk than debt instruments that are rated investment grade. We target senior loans that generally bear annual interest at a rate of LIBOR plus a 5.0% premium (with a LIBOR floor), and for our investments that are not considered senior loans, we target an annual interest rate of LIBOR plus a 9.0% premium (with a LIBOR floor). If the LIBOR floor is higher than the current applicable LIBOR rate, the LIBOR floor will be the applicable LIBOR rate. We may make investments with interest rates that differ from our target rates and will periodically reassess our target rates in light of prevailing market conditions.
We invest in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $100 million of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range in size between $3 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus, but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. See “Business Development Company Regulations.”
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
From the time we commenced operations on June 29, 2013, through September 30, 2015, we have originated over $1.5 billion of funded debt investments. As of September 30, 2015, our portfolio totaled $623.6 million at fair value and was comprised of 64 investments, including our investment in subordinated notes and LLC equity interests in FSFR Glick JV LLC ("FSFR Glick JV"). The 64 debt investments in our portfolio as of September 30, 2015 had a weighted average debt to EBITDA multiple of 4.01 calculated at the time of origination of the investment. The weighted average annual yield of our debt investments as of September 30, 2015 was approximately 8.22%, of which 8.14% represented cash payments and 0.08% represented other non-cash items. The weighted average annual yield of our debt investments is determined before, and therefore does not take into account, the payment of all of our and our consolidated subsidiaries’ expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.

As a BDC, we are required to comply with certain regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of our securities and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. We are currently targeting a debt to equity ratio of 0.85x (i.e., we aim to have one dollar of equity for each $0.85 of debt outstanding).
In October 2014, we entered into an LLC agreement with GF Equity Funding 2014 LLC (“GF Equity Funding”) to form the FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of the FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to the FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC(“GF Debt Funding”), an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes (the “Subordinated Notes”). As of September 30, 2015, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes.
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
The Investment Adviser
We are externally managed and advised by Fifth Street Management, a registered investment adviser under the Investment Advisers Act of 1940, or the Advisers Act, that is partially and indirectly owned by Fifth Street Asset Management Inc. ("FSAM"), a publicly traded asset manager with over $5 billion of assets under management as of September 30, 2015. Our administrator, FSC CT, is a wholly-owned subsidiary of Fifth Street Management, and provides the administrative services necessary for us to operate. Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act, under which it receives from us a percentage of our gross assets as a management fee and a percentage of our ordinary income and capital gains as an incentive fee.
Leonard M. Tannenbaum, the chief executive officer of our investment adviser, has led the investment of over $9 billion in small and mid-sized companies and the origination of over 300 investment transactions since 1998. Our investment adviser also currently serves as the investment adviser to Fifth Street Finance Corp. (“FSC”), in addition to various other private fund vehicles. In focusing on senior loans that bear interest on the basis of a floating base lending rate, our primary investment focus differs from that of FSC, which focuses more generally on debt and equity investments in small and mid-sized companies. However, there may be overlap in terms of our targeted investments. See “Material Conflicts of Interest.”

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
The key principals and members of senior management of our investment adviser are Bernard D. Berman, our chairman and our investment adviser’s president, Ivelin M. Dimitrov, our chief executive officer and the chief investment officer of our investment adviser, Alexander C. Frank, the chief operating officer, Todd G. Owens, our president, Leonard M. Tannenbaum, our investment adviser’s chief executive officer, and David Heilbrunn, a Managing Director of our administrator.
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
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2015:

Investment Ranking	Fair Value	% of Portfolio
1	—	—
2	$596,955,786	95.72%
3	26,691,688	4.28
4	—	—
Total	$623,647,474	100.00%
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

•
Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us;

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
In addition, we have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio over the course of each fiscal year; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
Determination of fair values involves subjective judgments and estimates. The notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Quarterly Net Asset Value Determination
Our Board of Directors determines the net asset value per share of our common stock on a quarterly basis. The net asset value per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities include amounts that we have accrued under our investment advisory agreement, including the management fee, Part I incentive fee and Part II incentive fee, the latter of which will be accrued based upon the cumulative realized and unrealized capital appreciation in our portfolio.
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
Employees
We do not have any employees. Our day-to-day investment operations are managed by Fifth Street Management as our investment adviser. See “- Investment Advisory Agreement.” Fifth Street Management utilizes a team of over 35 investment professionals, including its principals. In addition, we reimburse our administrator, FSC CT, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “— Administration Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and One Embarcadero Center, Suite 1560, San Francisco, CA 94111.

Material Conflicts of Interest
Our executive officers and three of our independent directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets of approximately $2.6 billion as of September 30, 2015, that invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. Specifically, FSC generally targets small and mid-sized companies with annual revenues between $25 million and $250 million and generally targets investment sizes ranging from $10 million to $100 million. In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans. In contrast, we target investments ranging from between $3 million and $30 million, and generally target private leveraged middle market companies with approximately $20 million to $100 million of EBITDA. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management also manages private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole or in part, to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest.

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

Fifth Street Management’s investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Transactions, and Director Independence.”

Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by our affiliates in Chicago, IL and San Francisco, CA.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.

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
Management Fee
We pay our investment adviser a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our investment adviser and any incentive fees earned by our investment adviser is ultimately borne by our stockholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1% of our gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage and excludes any cash and cash equivalents (as defined in the notes to our consolidated financial statements). Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments which will not necessarily equal their notional value, will be included in our calculation of gross assets. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed quarters. For example, the average value of our gross assets used for calculating the third quarter base management fee will be equal to our gross assets at the end of the second quarter plus our gross assets at the end of the third quarter, divided by two. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
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
Percentage of pre-incentive fee net investment income
allocated to Fifth Street Management
The second part of the incentive fee ("Part II incentive fee" or "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined at the end of our first fiscal year end was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.
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

Duration and Termination
Unless earlier terminated as described below, the investment advisory agreement will remain in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
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
Board Approval of the Investment Advisory Agreement
At an in person meeting of our Board of Directors held on June 27, 2013, our Board of Directors unanimously voted to approve the investment advisory agreement. Our Board of Directors has since approved the annual continuation of the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser;

•	the projected costs of the services to be provided by our investment adviser (including the base management fee, the incentive fee (including hurdle rates) and expense ratios) and comparative data;

•
the extent to which economies of scale would be realized as we grow, and whether fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of our stockholders;

•	our investment adviser’s projected profitability with respect to managing us;

•	any existing and potential sources of indirect income our investment adviser and its affiliates receive as a result of the relationship with us; and

•	various other factors.
In view of the wide variety of factors that our Board of Directors considered in connection with its evaluation of the investment advisory agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board of Directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our

Board of Directors. Rather, our Board of Directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.
Based on the information reviewed and the factors discussed above, our directors (including those directors who are not “interested persons” of the Company) concluded that the terms of the investment advisory agreement, including the fee rates thereunder, were reasonable in relation to the services expected to be provided and approved the investment advisory agreement with the investment adviser as being in the best interests of the Company and its stockholders.
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
FSC, Inc. served as our administrator until December 31, 2013. FSC CT assumed such role effective January 1, 2014. The administration agreement with FSC, Inc. had terms substantially similar to the terms of the administration agreement with FSC CT. During the year ended September 30, 2015, we incurred expenses of $1.3 million under the administration agreements.
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
Exchange Act Reports
We maintain a website at http://fsfr.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.
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
Managerial Assistance to Portfolio Companies
Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Providing managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations that govern our operation as a BDC and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth,” and “— Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.”
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

Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may also read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and are available at our corporate governance webpage at http://fsfr.fifthstreetfinance.com.
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

Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face; however, they discuss the presently known principal risks of investing in our securities. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities, as well as those factors generally associated with a business development company with investment objectives, investment policies, capital structure or trading markets similar to ours, including investments in a portfolio of small and developing or financially troubled businesses.
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
In addition, to the extent that recessionary conditions return, the financial results of middle market companies, like those in which we invest, would likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

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
Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings under our $175 million revolving credit facility (the "Citibank facility") and our $309 million debt securitization (the "Debt Securitization") have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and/or results of operations.

A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our investment adviser to receive incentive fees.
Given the structure of our investment advisory agreement with our investment adviser, any general increase in interest rates would likely have the effect of making it easier for our investment adviser to meet the quarterly hurdle rate for payment of Part I fees under the investment advisory agreement. In addition, in view of the catch-up provision applicable to Part I fees under the investment advisory agreement, our investment adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our investment adviser's Part I fee resulting from such a general increase in interest rates.
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

RiverNorth Capital Management, LLC has publicly filed preliminary proxy materials that would solicit proxies of FSC's stockholders to terminate FSC's investment advisory agreement with our investment adviser. Although we are not party to that agreement, we believe that the termination of the investment advisory agreement between FSC and our investment adviser (or the renegotiation of the terms of that agreement) could adversely affect the ability of our investment adviser to provide an appropriate level of services to us or identify or have access to appropriate investment opportunities which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you would experience increased risks of investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns would exceed the cost of borrowing. We are currently targeting a debt to equity ratio of 0.85x (i.e., we aim to have one dollar of equity for each $0.85 of debt outstanding).
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
Our Citibank facility subjects significant amounts of our assets to security interests and if we default on our obligations under the credit facility, we may suffer adverse consequences, including foreclosure on our assets.
Under the Citibank facility, certain of our assets are pledged as collateral to secure borrowings thereunder. If we default on our obligations under the Citibank facility, the lender has the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we intend to operate. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we intend to pay to our stockholders.
In addition, if the lender exercises its right to sell the assets pledged under the Citibank facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under such facility.
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
In order to qualify for the tax benefits available to RICs and to minimize corporate-level taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which will include all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities are deemed our affiliate for purposes of the 1940 Act and we generally are prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions will limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. We have received exemptive relief from the SEC to co-invest with investment funds managed by Fifth Street Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Fifth Street Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

There are significant potential conflicts of interest, including our investment adviser’s management of FSC and certain private investment funds, which could impact our investment returns; you will not be purchasing an investment in FSC.
Our executive officers and three of our independent directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that may operate in the same or a related line of business as us or as investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets of approximately $2.6 billion as of September 30, 2015, that invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. FSC generally targets small and mid-sized companies with annual revenues between $25 million and $250 million and generally targets investment sizes ranging from $10 million to $100 million.  In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans.  In contrast, we target investments ranging from between $3 million and $30 million, and generally target private leveraged middle market companies with approximately $20 million to $100 million of EBITDA.  Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management also manages private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole or in part, to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest.
Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSC or any other investment fund managed by our affiliates, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity.  As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive order. If we are unable to rely on our exemptive relief for a particular transaction, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.
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
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by our affiliates in Chicago, IL and San Francisco, CA.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.
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
In order to satisfy the requirements applicable to maintaining qualification as a RIC and be relieved of federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

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

We and our investment adviser could be the target of litigation.
We or our investment adviser could become the target of securities class action litigation or other similar claims if our stock price fluctuates significantly or for other reasons.  The outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results and could continue without resolution for long periods of time.  Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake.  Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable.  In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
We may be unable to invest a significant portion of the net proceeds from an offering of our securities, on acceptable terms within an attractive timeframe.
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
We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

As set forth in “Item 9A. Controls and Procedures,” for the period ended September 30, 2015, we identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We have taken and will take a number of actions to remediate this material weakness, as set forth in Item 9A. While we have started to implement these measures, some of these measures will take time to be fully integrated and confirmed to be effective. We cannot assure you that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. Until measures are fully implemented and tested, the identified material weakness may continue to exist.

We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
Future control deficiencies could prevent us from accurately and timely reporting our financial results.
We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our failure to identify deficiencies in our internal control over financial reporting in a timely manner or remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.

We are subject to risks associated with communications and information systems.

We depend on the communications and information systems of our investment adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems.  Any failure or interruption in these systems could cause disruptions in our activities.  In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal.
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

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and/or

•
generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and as a result may lose part or all of our investment.

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
We have significant flexibility in investing the net proceeds of an offering, and may do so in a way with which you may not agree. Additionally, our investment adviser will select our investments subsequent to the closing of an offering, and our stockholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our securities. In addition, pending such investments, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our business development company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.
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
Our portfolio may be limited to a small number of industries, which may subject us to a risk of significant loss if there is a downturn in any such industry.
Our portfolio may be limited to a small number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.
As of September 30, 2015, our investments in the Internet and software services industry represented approximately 28% of the fair value of our portfolio and our investments in the healthcare services industry represented approximately 16% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the Internet software and services sector face considerable uncertainties including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences, periodic downturns, regulatory concerns and litigation risks.
As of September 30, 2015, our investments in portfolio companies that operate in the Internet software and services sector represents approximately 28% of the fair value our total portfolio. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any investments that we may hold.
Our investments in Internet and software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Internet and software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the Internet and software industries range from large and established companies to emerging startups.
Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of Internet and software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the Internet and software companies in our portfolio.

Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges.
As of September 30, 2015, our investments in portfolio companies that operate in the healthcare sector represent nearly 16% of our total portfolio. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
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

We are subject to risks associated with our investments in energy companies.

As of September 30, 2015, our investments in portfolio companies that operate in the energy sector represent 0.70% of our total portfolio. The energy industry has been in a period of disruption and volatility that has been characterized by decreases in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of certain of our debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by a numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be limited to relatively few industries or issuers.
We are subject to risks associated with the Debt Securitization.
As a result of the Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the Debt Securitization, institutional investors purchased $222.6 million long-term secured notes (the “2015 Notes”) issued by FS Senior Funding Ltd., our wholly-owned subsidiary, in a private placement.

We are subject to certain risks as a result of our interests in the junior notes and membership interests of the 2015 Issuer.
Under the terms of the master transfer agreement governing the Debt Securitization, we sold to FS Senior Funding Ltd. (the “2015 Issuer”) all of our ownership interest in certain of our portfolio loans and participations for the purchase price and other consideration set forth in such master transfer agreement. Following this transfer, the 2015 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the Debt Securitization and as of September 30, 2015, we held the Class C Senior Secured Notes (the “Class C Notes”) as well as all of the Subordinated Notes (the “Subordinated Notes”) of the 2015 Issuer. As a result, we consolidate the financial statements of the 2015 Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because the 2015 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2015 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The Class C Notes are subordinated obligations of the 2015 Issuer.
The Class C Notes are the most junior class of rated notes issued by the 2015 Issuer, are subordinated in priority of payment to the Class A-T Senior Secured Floating Rate Notes, Class A-R Senior Secured Revolving Floating Rate Notes, Class A-S Senior Secured Floating Rate Notes (collectively, the “Class A Notes”) and the Class B Senior Secured Floating Rate Notes (the “Class B Notes,” and, together with the Class A Notes, the “Senior 2015 Notes,” and, together with the Class C Notes, the “2015 Notes”) and are subject to certain payment restrictions set forth in the indenture governing the Debt Securitization. Therefore, we only receive cash distributions on the Class C Notes if the 2015 Issuer has made all cash interest payments on all the Senior 2015 Notes it has issued. Consequently, to the extent that the value of the 2015 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class C Notes at their redemption will be reduced because the Class C Notes are junior to the Senior 2015 Notes and will bear losses of the 2015 Issuer’s portfolio of loan investments prior to the Senior 2015 Notes.
The 2015 Issuer, as holders of the Subordinated Notes, is the residual claimant on funds, if any, remaining after holders of all classes of 2015 Notes have been paid in full on each payment date or upon maturity of such notes under the Debt Securitization documents. The Subordinated Notes in the 2015 Issuer represent all of the residual interest in the 2015 Issuer, and, as the holder of the Subordinated Notes, we may receive distributions, if any, only to the extent that the 2015 Issuer makes distributions out of funds remaining after holders of all classes of 2015 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such 2015 Notes.
The interests of holders of the senior classes of securities issued by the 2015 Issuer may not be aligned with our interests.
The Class A Notes are the debt obligations ranking senior in right of payment to other securities issued by the 2015 Issuer in the Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A Notes may not be aligned with the interests of holders of the other classes of notes issued by the 2015 Issuer. For example, under the terms of the Class A Notes, holders of the Class A Notes have the right to receive payments of principal and interest prior to holders of the Class B Notes, the Class C Notes and the 2015 Issuer and the holders of the Class B Notes have the right to receive payments of the principal and interest prior to the holders of the Class C Notes.
For as long as the Class A Notes remain outstanding, holders of the Class A Notes comprise the most senior class of notes outstanding of the 2015 Issuer (the “Controlling Class”) under the Debt Securitization. If the Class A Notes are paid in full, the Class B Notes would comprise the Controlling Class under the Debt Securitization. Holders of the Controlling Class under the Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and Subordinated Notes, including by exercising remedies under the indenture in the Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture governing the Debt Securitization, the Controlling Class, as the most senior class of notes then outstanding in the Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and Subordinated Notes. In addition, if an event of default under the Debt Securitization occurs, holders of a majority of the Controlling Class of the Debt Securitization may be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2015 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2015 Issuer. If at such time the portfolio loans were not performing well, the 2015 Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the 2015 Notes or the Subordinated Notes.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the 2015 Notes that are subordinated to the Controlling Class, and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the 2015 Issuer or us or that the 2015 Issuer or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the Debt Securitization, the Class C Notes will be subordinated to payment of the Class A Notes and Class B Notes and may not be paid in full to the extent funds remaining after payment of the Class A Notes and Class B Notes are insufficient. In addition, under the Debt Securitization, after the Class A Notes and Class B Notes are paid in full, the holder of the Class C Notes will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2015 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our status as a RIC.
The 2015 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the Debt Securitization, there are two asset coverage tests applicable to the 2015 Notes. The first such test compares the amount of interest received on the portfolio loans held by the 2015 Issuer to the amount of interest payable in respect of the Class A Notes, the Class B Notes and the Class C Notes, with respect to the 2015 Issuer. To meet this first test, interest received on the portfolio loans must equal at least 200.0% of the interest payable in respect of the Class A Notes and Class B Notes, taken together, and at least 175.00% of the interest payable in respect of the Class C Notes. The second such test compares the principal amount of the portfolio loans of the applicable debt securitization to the aggregate outstanding principal amount of the Class A Notes, the Class B Notes and the Class C Notes. To meet this second test at any time, the aggregate principal amount of the portfolio loans must equal at least 144.95% of the Class A Notes and the Class B Notes, taken together, and 131.63% of the Class C Notes. If any asset coverage test with respect to the Class A Notes, the Class B Notes or Class C Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C Notes and the 2015 Issuer will instead be used to redeem first the Class A Notes and then the Class B Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class B Notes or the Class C Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the Debt Securitization may extend through as late as May 28, 2019, which could affect the value of the collateral securing the Class C Notes.
We may not receive cash from the 2015 Issuer.
We receive cash from the 2015 Issuer only to the extent of payments on the Class C Notes and distributions, if any, with respect to the membership interests of the 2015 Issuer as permitted under the Debt Securitization. The 2015 Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the Debt Securitization, which generally provide that principal payments on the Class C Notes may not be made on any payment date unless all amounts owing under the Class A Notes and Class B Notes are paid in full. If the 2015 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the Debt Securitization, cash would be diverted from the Class C Notes to first pay the Class A Notes and Class B Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash indirectly from the 2015 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all.

We may be required to assume liabilities of the 2015 Issuer and are indirectly liable for certain representations and warranties in connection with the Debt Securitization.
The structure of the Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the 2015 Issuer with our operations. If the true sale of the assets in the Debt Securitization was not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2015 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the Debt Securitization, which would equal the full amount of debt of the 2015 Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the 2015 Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the Class C Notes had we not been consolidated with the 2015 Issuer.
In addition, in connection with the Debt Securitization, we gave the lenders certain customary representations with respect to the legal structure of the 2015 Issuer, and the quality of the assets transferred to each entity. We remain liable for any breach of such representations for the life of the Debt Securitization.
The 2015 Issuer may issue additional 2015 Notes.
Under the terms of the Debt Securitization documents, the 2015 Issuer could issue additional 2015 Notes in any class at any time during the reinvestment period on a pro rata basis for each class of notes (but not for each sub-class) and use the net proceeds of such issuance to purchase additional portfolio loans or for another permitted use as provided in the Debt Securitization documents. Any such additional issuance, however, would require the consent of the collateral manager to the Debt Securitization and the holders of a majority of the Subordinated Notes. Among the other conditions that must be satisfied in connection with an additional issuance of 2015 Notes, the aggregate principal amount of all additional issuances of any class of 2015 Notes may not exceed 100% of the outstanding principal amount of such class of 2015 Notes; the 2015 Issuer must notify each rating agency of such issuance prior to the issuance date and such rating agency, if it then rates any class of 2015 Notes, must confirm in writing that no immediate withdrawal or reduction with respect to its then-current rating of any such class of 2015 Notes will occur as a result of such issuance; and the terms of the 2015 Notes to be issued must be identical to the terms of previously issued 2015 Notes of the same class (except that all monies due on such additional 2015 Notes will accrue from the issue date of such notes and that the prices of such 2015 Notes do not have to be identical to those of the initial 2015 Notes). We do not expect to cause the 2015 Issuer to issue any additional 2015 Notes at this time. The total purchase price for any additional 2015 Notes that may be issued may not always equal 100% of the par value of such 2015 Notes, depending on several factors, including fees and closing expenses.
Restructurings of investments of our Debt Securitization may decrease their value and reduce amounts payable on the 2015 Notes.
We and FS Senior Funding Ltd. have entered into a collateral management agreement, an agreement entered into between a manager and a debt securitization vehicle or similar issuer, which sets forth the terms and conditions pursuant to which the manager provides advisory and/or management services with respect to the client’s securities portfolio. Under the collateral management agreement, we serve as collateral manager of the Debt Securitization. In addition, we retained our investments adviser to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement with our investment adviser. Our investment adviser is a registered investment adviser under the Advisers Act.
We have broad authority to direct and supervise the investment and reinvestment of the investments held by the Debt Securitization, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of the Debt Securitization’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in the Debt Securitization holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the 2015 Notes. Any amendment, waiver, modification or other restructuring that reduces the Debt Securitization’s compliance with certain financial tests will make it more likely that the Debt Securitization will need to utilize cash to pay down the unpaid principal amount of the 2015 Notes to cure any breach in such test instead of making payments on the 2015 Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.
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
The Debt Securitization depends on the managerial expertise available to the collateral manager and its key personnel.
The Debt Securitization’s activities are directed by us (or any successor collateral manager). We have retained the investment adviser to furnish collateral management sub-advisory services. In our capacity as holder of the 2015 Notes, we are generally not able to make decisions with respect to the management, disposition or other realization of any investment, or other decisions regarding the business and affairs of the Debt Securitization. Consequently, the success of the Debt Securitization will depend, in large part, on the financial and managerial expertise of the investment adviser’s investment professionals. There can be no assurance that such investment professionals will continue to serve in their current positions or continue to be authorized persons of the investment adviser. Although such investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the collateral manager’s obligations to the Debt Securitization effectively, they will not devote all of their professional time to the affairs of the Debt Securitization.
Our ability to transfer the 2015 Notes is limited.
The notes issued pursuant to the Debt Securitization are illiquid investments and subject to extensive transfer restrictions, and no party is under any obligation to make a market for the notes. There is no market for the notes, and we may not be able to sell or otherwise transfer the 2015 Notes at their fair value, or at all, in the event that we determine to sell them. During economic downturns, notes issued in securitization transactions may experience high volatility and significant fluctuations in market value. Additionally, some potential buyers of such notes now view securitization products as an inappropriate investment, thereby reducing the number of potential buyers and/or potentially affecting liquidity in the secondary market.
Risks Relating to Our Securities
Shares of some closed-end investment companies, including BDCs, have traded at a discount to their NAV.
Shares of some closed-end investment companies, including BDCs, have traded at a discount to their NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. We cannot predict the prices at which our common stock will trade. We cannot assure you that the market price of shares of our common stock will not decline at any time. In addition, our common stock has at times traded below its net asset value since our inception and if our common stock continues to trade below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.
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
If we issue debt securities, the net asset value and market value of our common stock may become more volatile.
We cannot assure you that the issuance of debt securities would result in a higher yield or rate of return to the holders of our common stock. The issuance of debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the interest rate on the debt securities were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of debt securities. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the debt securities or of a downgrade in the ratings of the debt securities or our current investment income might not be sufficient to meet the distribution requirements on the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the debt securities. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the debt securities. Holders of debt securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.
The trading market or market value of our debt securities or any convertible debt securities, if issued to the public, may be volatile.
Our debt securities or any convertible debt securities, if issued to the public, may or may not have an established trading market. We cannot assure investors that a trading market for our debt securities or any convertible debt securities, if issued to the public, would develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities or any convertible debt securities, if issued to the public. These factors would likely include, but are not limited to, the following:
•the time remaining to the maturity of these debt securities;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the general economic environment;
•the supply of debt securities trading in the secondary market, if any;
•the redemption, repayment or convertible features, if any, of these debt securities;
•the level, direction and volatility of market interest rates generally; and
•market rates of interest higher or lower than rates borne by the debt securities.
There also may be a limited number of buyers for our debt securities, if issued to the public. This too may materially adversely affect the market value of such debt securities or the trading market for such debt securities. Our debt securities may include convertible features that cause them to more closely bear risks associated with an investment in our common stock.

Terms relating to redemption may materially adversely affect the return on any debt securities.
If we issue any debt securities or any convertible debt securities that are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
The issuance of warrants or convertible debt that are exchangeable for our common stock, will cause your interest in us to be diluted as a result of any such warrants or convertible debt offering.
Stockholders who do not fully exercise warrants or convertible debt issued to them in any offering of warrants or convertible debt to purchase our common stock should expect that they will, at the completion of the offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their warrants or convertible debt. We cannot state precisely the amount of any such dilution in share ownership because we do not know what proportion of the common stock would be purchased as a result of any such offering.
In addition, if the warrant price or convertible debt price is less than our net asset value per share of common stock at the time of such offering, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any such decrease in net asset value is not predictable because it is not known at this time what the warrant price, convertible debt price or net asset value per share will be on the expiration date of such offering or what proportion of our common stock will be purchased as a result of any such offering. However, our Board of Directors will make a good faith determination that any offering of warrants or convertible debt would result in a net benefit to existing stockholders.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and One Embarcadero Center, Suite 1560, San Francisco, CA 94111. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “FSFR.” The following table sets forth, for the last two most recently completed fiscal years, the range of high and low closing sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2015
First quarter	$11.75	$9.77
Second quarter	$11.02	$10.21
Third quarter	$10.94	$9.22
Fourth quarter	$9.40	$8.51
Fiscal year ended September 30, 2014
First quarter	$13.91	$13.09
Second quarter	$15.10	$13.20
Third quarter	$14.83	$13.75
Fourth quarter	$14.33	$11.27
The last reported price for our common stock on December 10, 2015 was $7.99 per share. As of December 10, 2015, we had four stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2015.
Distributions
Our distributions, if any, are determined by our Board of Directors.
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
The following table reflects the distributions per share that our Board of Directors has declared on our common stock from inception to September 30, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.075	2,210,007	4,575	41,121
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
_______________________
(1) Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative total return provided to our shareholders relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of our two direct competitors, Solar Senior Capital Ltd. and PennantPark Floating Rate Capital Ltd. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on July 12, 2013, the date our common stock was listed, and in each index at June 30, 2013, and its relative performance is tracked through September 30, 2015.

COMPARISON OF 10 QUARTER CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
7/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
Fifth Street Senior Floating Rate Corp.
NYSE Composite
NASDAQ Financial
Peer Group

*$100 invested on 7/12/13 in stock or 6/30/13 in index, including reinvestment of dividends.
Fiscal year ending September 30.

	7/13	9/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15	9/15

Fifth Street Senior Floating Rate Corp.	100.00	95.69	94.97	104.77	104.16	89.93	80.08	85.65	76.53	73.89
NYSE Composite	100.00	105.64	114.82	116.93	122.75	120.34	122.57	123.97	123.72	112.91
NASDAQ Financial	100.00	104.51	116.84	117.58	116.80	114.16	123.17	125.35	131.71	123.65
Peer Group	100.00	96.46	98.55	97.72	100.79	96.61	97.25	103.96	104.49	94.94

Selected unaudited quarterly financial data for Fifth Street Senior Floating Rate Corp. for the years ended September 30, 2015, September 30, 2014 and for the period from June 29, 2013 through September 30, 2013 is below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014 (revised)	June 30, 2014 (revised)	March 31, 2014 (revised)	December 31, 2013 (revised)	September 30, 2013 (revised)
Total investment income	$14,068	$14,140	$11,341	$11,923	$4,918	$3,043	$2,910	$1,646	$456
Net investment income	7,402	7,086	6,294	7,496	2,297	1,263	1,438	765	16
Net realized and unrealized gain (loss)	(7,115)	(4,632)	393	(1,012)	2,070	733	409	389	688
Net increase in net assets resulting from operations	287	2,454	6,687	6,484	4,367	1,996	1,847	1,154	704
Net assets	356,807	361,782	368,168	370,322	372,678	100,969	100,773	100,459	100,705
Total investment income per common share	$0.48	$0.48	$0.38	$0.40	$0.29	$0.46	$0.44	$0.25	$0.09
Net investment income per common share	0.25	0.24	0.21	0.25	0.13	0.19	0.22	0.11	0.00
Earnings per common share	0.01	0.08	0.23	0.22	0.26	0.30	0.28	0.17	0.13
Net asset value per common share at period end	12.11	12.28	12.49	12.57	12.65	15.15	15.12	15.07	15.11

Refer to Note 2 and Note 14 of the Consolidated Financial Statements for additional information and a reconciliation of quarterly financial statements previously filed to revised amounts.

Item 6.     Selected Financial Data
The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal year ended September 30, 2015, September 30, 2014 and as of September 30, 2013 and for the period from June 29, 2013 through September 30, 2013 set forth below was derived from the audited financial statements and related notes for Fifth Street Senior Floating Rate Corp.

	At and for the Year Ended September 30, 2015	At and for the Year Ended September 30, 2014 (revised)	At and for the period from June 29, 2013 (commencement of operations) through September 30, 2013 (revised)
Statement of Operations data:
Total investment income	$51,472,531	$12,516,674	$456,417
Base management fee, net	5,931,155	1,602,617	61,379
Part I incentive fee	5,689,371	708,235	—
Part II incentive fee	(766,552)	774,841	137,609
All other expenses	12,340,527	3,667,100	241,723
Net investment income	28,278,030	5,763,881	15,706
Net realized and unrealized gain (loss) on investments	(12,365,948)	3,600,076	688,043
Net increase in net assets resulting from operations	15,912,082	9,363,957	703,749
Per share data:
Net asset value per common share at period end	$12.11	$12.65	$15.11
Market price at period end	8.73	11.82	13.54
Net investment income (2)	0.96	0.62	—
Net realized and unrealized gain (loss) on investments (2)	(0.42)	0.39	0.13
Net increase in net assets resulting from operations (2)	0.54	1.01	0.13
Distributions per common share	1.07	1.01	—
Balance Sheet data at period end:
Total investments at fair value	$623,647,474	$300,001,397	$48,653,617
Cash, cash equivalents and restricted cash	52,692,097	109,557,165	52,346,831
Other assets	21,370,913	2,946,782	449,596
Total assets	697,710,484	412,505,344	101,450,044
Total liabilities	340,903,381	39,827,666	744,775
Total net assets	356,807,103	372,677,678	100,705,269
Other data:
Weighted average yield on debt investments(1)	8.22%	7.27%	6.81%
Number of investments at period end	64	48	8

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

(2)	Calculated based on weighted average shares outstanding for the period.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in connection with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. The 2013 "previous year comparative period" presented for these financial statements is for the period from June 29, 2013 through September 30, 2013, as we commenced operations on June 29, 2013.
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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

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
Overview
We were formed in May 2013 as a Delaware corporation and commenced operations in June 2013. We are structured as an externally managed, closed-end, non-diversified management investment company. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments while seeking to preserve our capital. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. Also, we are an "emerging growth company," as defined in the JOBS Act, and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forego the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
 On July 17, 2013, we completed an initial public offering of 6,666,668 shares of our common stock at the public offering price of $15.00 per share. The proceeds of our initial public offering totaled $100.0 million and all offering costs were borne by our investment adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses.
On August 19, 2014, we completed a follow-on public offering of 22,800,000 shares of our common stock at the public offering price of $12.91 per share. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol "FSFR."
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

•
Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us;

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
The fair value of all of our investments at September 30, 2015 and September 30, 2014, was determined in good faith by our Board of Directors. In addition, we have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio over the course of each fiscal year. We will continue to utilize independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and preceding fiscal years were as follows:

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
For the quarter ended December 31, 2014	54.1%
For the quarter ended March 31, 2015 (1)	32.1%
For the quarter ended June 30, 2015	23.8%
For the quarter ended September 30, 2015 (2)	76.5%
__________
(1) The decrease from prior quarters is primarily related to the increased use of market quotations to value certain of our portfolio investments.
(2) The increase from the prior quarter is primarily due to additional year-end procedures related to portfolio investments that were valued using market quotations based on only one source.
As of September 30, 2015 and September 30, 2014, approximately 89.4% and 72.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that collection is doubtful. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees which are classified as fee income and recognized as they are earned.
Payment-in-Kind (PIK) Interest
Although none of our investments bore PIK interest as of September 30, 2015, a portion of our loans may contain contractual PIK interest provisions in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security. There were no investments on which we earned PIK interest for the years ended September 30, 2015 and September 30, 2014 or for the period from June 29, 2013 through September 30, 2013.
For a discussion of risks we are subject to if we were to acquire loans that bear PIK interest, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income," "— We may in the future choose to pay distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive" and "— Our incentive fee may induce our investment adviser to make speculative investments." In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments would increase the recorded cost basis of these investments in our financial statements and, as a result, would increase the cost basis of these investments for purposes of computing the Part II incentive fee payable by us to our Investment Adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. We did not have any accumulated PIK interest as of September 30, 2015 and September 30, 2014.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2015	September 30, 2014
Cost:
Senior secured debt	90.61%	99.83%
Subordinated notes of FSFR Glick JV	8.38	—
LLC equity interests of FSFR Glick JV	0.93	—
Purchased equity	0.08	0.17
Total	100.00%	100.00%

	September 30, 2015	September 30, 2014
Fair value:
Senior secured debt	90.68%	99.78%
Subordinated notes of FSFR Glick JV	8.43	—
LLC equity interests of FSFR Glick JV	0.73	—
Purchased equity	0.13	0.17
Equity grants	0.03	0.05
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	September 30, 2015	September 30, 2014
Cost:
Internet software & services	22.79%	9.01%
Healthcare services	14.13	12.79
Multi-sector holdings	9.31	—
Advertising	6.86	3.58
Integrated telecommunication services	6.01	6.09
Diversified support services	4.67	1.15
Specialized consumer services	4.53	1.07
Education services	3.43	3.14
Application software	3.37	24.58
Security & alarm services	2.80	—
Electronic equipment & instruments	2.17	—
Data processing & outsourced services	2.14	2.01
IT consulting & other services	1.89	—
Personal products	1.70	1.65
Food retail	1.63	—
Environmental & facilities services	1.58	—
Pharmaceuticals	1.55	3.34
Research & consulting services	1.47	1.65
Food distributors	1.41	—
Diversified capital markets	1.38	1.83
Construction & engineering	0.94	2.01
Wireless telecommunication services	0.91	0.99
Healthcare technology	0.78	2.66
Oil & gas equipment & services	0.70	1.59
Computer hardware	0.65	1.53
Industrial machinery	0.63	—
Fertilizers & agricultural chemicals	0.57	1.31
Casinos & gaming	—	4.43
Hotels, resorts & cruise lines	—	3.24
Healthcare equipment	—	2.92
Alternative carriers	—	1.66
Electrical components & equipment	—	1.66
Electronic components	—	1.54
Movies & entertainment	—	1.50
Specialty chemicals	—	1.07
	100.00%	100.00%

Fair value:	September 30, 2015	September 30, 2014
Internet software & services	22.34%	9.03%
Healthcare services	13.79	12.73
Multi-sector holdings	9.16	—
Advertising	6.99	3.61
Integrated telecommunication services	6.14	6.13
Diversified support services	4.73	1.15
Specialized consumer services	4.62	1.06
Application software	3.51	24.59
Education services	3.43	3.13
Security & alarm services	2.85	—
Electronic equipment & instruments	2.20	—
Data processing & outsourced services	2.19	2.00
IT consulting & other services	1.94	—
Personal products	1.73	1.63
Food retail	1.67	—
Environmental & facilities services	1.60	—
Pharmaceuticals	1.57	3.30
Research & consulting services	1.49	1.65
Food distributors	1.44	—
Diversified capital markets	1.42	1.80
Construction & engineering	0.95	2.03
Wireless telecommunication services	0.87	0.99
Healthcare technology	0.78	2.67
Oil & gas equipment & services	0.70	1.57
Computer hardware	0.66	1.54
Industrial machinery	0.62	—
Fertilizers & agricultural chemicals	0.61	1.35
Casinos & gaming	—	4.43
Hotels, resorts & cruise lines	—	3.20
Healthcare equipment	—	2.97
Alternative carriers	—	1.66
Electrical components & equipment	—	1.62
Movies & entertainment	—	1.55
Electronic components	—	1.54
Specialty chemicals	—	1.07
	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2015 and September 30, 2014:

Investment Ranking	September 30, 2015			September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—	—	—	—
2	$596,955,786	95.72%	4.71	$300,001,397	100.00%	4.48
3	26,691,688	4.28	5.87	—	—	—
4	—	—	—	—	—	—
Total	$623,647,474	100.00%	4.76	$300,001,397	100.00%	4.48
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of September 30, 2015, we had modified the payment terms of our investments in two portfolio companies. As of September 30, 2014, we had modified the payment terms of our investment in one portfolio company.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2015 there was one investment on which we stopped accruing OID income. While this investment was current with its cash interest payments, we reversed $13,816 of noncash income related to this investment for the quarter. As of September 30, 2014 and September 30, 2013, there were no investments on which we had stopped accruing cash interest or OID income. For the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013, there were no income non-accrual amounts.
The percentages of our debt investments at cost and fair value by accrual status for the year ended September 30, 2015 were as follows:

	September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$625,911,700	98.80%	$619,219,635	99.29%
Noncash non-accrual	7,605,257	1.20	4,427,839	0.71
Total	$633,516,957	100.00%	$623,647,474	100.00%

The non-accrual status of our portfolio investments as of September 30, 2015 was as follows:

September 30, 2015
Answers Corporation - second lien term loan	Noncash non-accrual

Income non-accrual amount for the year ended September 30, 2015 is presented in the following table.

Year ended September 30, 2015
OID income	13,816
Total	$13,816

FSFR Glick JV LLC
In October 2014, we entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV LLC ("FSFR Glick JV"). On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to the FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of September 30, 2015, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests and we and GF Debt Funding owned 87.5% and 12.5% respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of September 30, 2015, FSFR Glick JV had total assets of $190.4 million. Our investment in FSFR Glick JV consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value as of September 30, 2015. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 29 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2015. As of September 30, 2015, the largest investment in a single company in FSFR Glick JV's portfolio at fair value was $14.9 million, and the five largest investments in portfolio companies in FSFR Glick JV totaled $58.2 million at fair value. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
As of September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $67.4 million was funded as of September 30, 2015, relating to these commitments, of which $59.0 million was from us. As of September 30, 2015, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of September 30, 2015. Borrowings under the Credit Suisse facility were secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of September 30, 2015. Under the Credit Suisse facility, $122.4 million in borrowings were outstanding as of September 30, 2015.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of September 30, 2015:

September 30, 2015
Senior secured loans (1)	$182,823,774
Weighted average current interest rate on senior secured loans (2)	6.93%
Number of borrowers in FSFR Glick JV	29
Largest loan to a single borrower (1)	$14,853,895
Total of five largest loans to borrowers (1)	$58,192,159
__________
(1) At fair value
(2) Computed using the annual interest rate on accruing senior secured loans

FSFR Glick JV Loan Portfolio as of September 30, 2015

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,777,933	$14,853,895
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,048,923
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,959,900	5,857,173
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,665,783	13,549,671
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,797,468	7,551,848
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,160,000	3,160,000
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,398,019	8,310,898
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,562,500	9,459,652
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,435,442	2,423,265
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,695,442	2,673,135
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,020,000	6,961,725
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,232,017
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	5,970,000	5,977,463
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,820,000	8,818,256
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,950,000	9,882,838
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,473,750	3,460,723
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,328,300	2,310,838
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,152,041	2,143,971
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,064,508	2,000,003
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,969,925	5,910,225
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	10,000,000	10,020,850
All Web Leads, Inc. (3)	Advertising	First Lien Term Loan	6/30/2020	LIBOR+6.5% (1% floor) cash	9,937,500	9,884,905
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5.0% (1% floor) cash	3,980,000	3,970,050
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,980,000	7,960,050
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,179,000
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5.0% (1% floor) cash	3,000,000	3,000,000
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5.0% (1% floor) cash	4,000,000	3,980,000
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8.0% (1% floor) cash	4,339,095	4,317,400
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	3,000,000
Total Portfolio Investments					$186,764,451	$182,823,774

__________
(1) Represents the current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process of the Board of Directors described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at September 30, 2015.

(4) The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

The amortized cost and fair value of the Subordinated Notes held by us was $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the investment portfolio, which may result in a return greater than the contractual coupon. For the period ended September 30, 2015, we earned interest income of $1.8 million on our investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by us was $5.9 million and $4.6 million as of September 30, 2015, respectively. We earned dividend income of $0.7 million for the period ended September 30, 2015 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for FSFR Glick JV as of September 30, 2015 and for the period ended September 30, 2015:

September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost $184,900,371)	$182,823,774
Cash and cash equivalents	3,127,824
Restricted cash	2,188,133
Other assets	2,253,143
Total assets	$190,392,874

Senior credit facility payable	$122,380,636
Subordinated notes payable at fair value (proceeds $60,680,682)	60,118,109
Other liabilities	2,690,043
Total liabilities	$185,188,788
Members' equity	5,204,086
Total liabilities and members' equity	$190,392,874

Year ended September 30, 2015
Selected Statement of Operations Information:
Interest income	$4,295,162
Total investment income	4,295,162
Interest expense	3,408,486
Other expenses	56,281
Total expenses (1)	3,464,767
Net unrealized depreciation	(1,514,024)
Net loss	$(683,629)
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
During the period ended September 30, 2015, we sold $179.8 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $121.0 million cash consideration, $52.9 million of subordinated notes in FSFR Glick JV and $5.9 million of LLC equity interests in FSFR Glick JV. We recognized a $2.0 million realized loss on these transactions.

 Discussion and Analysis of Results and Operations
Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
During the three months ended September 30, 2015, we identified errors in the recognition of fee income since the commencement of operations through 2015.  The errors primarily related to recognizing fee income at deal close when the amounts did not represent a separately identifiable revenue stream and instead were more related to underwriting the investment. These errors mainly affected the timing of when income should be recognized and were partially offset by the net overpayment of Part I and Part II incentive fees paid to the Investment Adviser. We assessed the materiality of the errors on our prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of our previously issued financial statements. The cumulative adjustment as of June 30, 2015 was a $9.7 million reduction to fee income partially offset by a $1.6 million increase to interest income and a $1.5 million net decrease to Part I and Part II incentive fees payable to the Investment Adviser, resulting in a $6.6 million reduction to net investment income and a $1.5 million increase in net assets resulting from operations. Further, an $8.1 million increase in realized and unrealized gain was recorded.
Under the SAB No. 99 and SAB No. 108 framework, we concluded the cumulative corrections of these errors would be qualitatively material to our quarterly financial statements within the 2015 fiscal year and, therefore, it is not appropriate to recognize the cumulative corrections in any 2015 period. Accordingly, all prior period financial statements since the commencement of operations have been revised herein to correct these errors (the "Revision").
These prior period revisions will be reflected in future quarterly and annual filings for the respective period. The Revision had no net impact on our net cash provided by (used in) operating activities for any period presented.
The following tables present a reconciliation of selected annual statement of operations data as previously filed to revised amounts for the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013:

	For the year ended			For the period ended
	September 30, 2014			September 30, 2013
in millions, except per share amounts	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Interest income	$10.1	$0.4	$10.5	$0.4	$—	$0.4
Fee income	5.7	(3.7)	2.0	0.7	(0.7)	—
Total investment income	15.8	(3.3)	12.5	1.1	(0.7)	0.4
Part I incentive fee	1.6	(0.9)	0.7	—	—	—
Part II incentive fee	0.1	0.7	0.8	—	0.1	0.1
Net expenses	6.9	(0.2)	6.7	0.3	0.1	0.4
Net investment income	8.9	(3.1)	5.8	0.8	(0.8)	—
Net realized and unrealized gain on investments	0.3	3.3	3.6	—	0.7	0.7
Net increase in net assets resulting from operations	$9.2	$0.2	$9.4	$0.8	$(0.1)	$0.7
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
Comparison of the years ended September 30, 2015 and September 30, 2014
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring and prepayment fees.
Total investment income for the years ended September 30, 2015 and September 30, 2014 was $51.5 million and $12.5 million, respectively. For the year ended September 30, 2015, this amount primarily consisted of $41.1 million of interest income from portfolio investments and $9.7 million of fee income. For the year ended September 30, 2014, this amount primarily consisted of $10.5 million of interest income from portfolio investments and $2.0 million of fee income.

The weighted average cash yield on our debt investments at September 30, 2015 and September 30, 2014 was 8.14% and 7.05%, respectively.
The increase in our total investment income for the year ended September 30, 2015, as compared to the year ended September 30, 2014, was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 16 debt investments in our portfolio year over year and an increase in fees related to investment activity, partially offset by amortization repayments received on our debt investments.
Expenses
Net expenses for the year ended September 30, 2015 and September 30, 2014 were $23.2 million and $6.8 million, respectively. Net expenses increased for the year ended September 30, 2015 as compared to the year ended September 30, 2014 by $16.4 million. This was due primarily to increases in:

•	Base management fee, which was attributable to $346.1 million of net funded deal originations during the year;

•	Part I incentive fee, which was attributable to a $26.0 million increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a $193.4 million increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $39.0 million increase in total investment income, as compared to the $16.4 million increase in total expenses, net investment income for the year ended September 30, 2015 reflected an approximate $22.5 million increase, as compared to the year ended September 30, 2014.
Realized Gain (Loss) on Investments
During the year ended September 30, 2015, we recorded investment realization events, including the following:

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

•
In August 2015, we received a cash payment of $14.3 million from AMAG Pharmaceuticals, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2015, we received cash payments of $480.4 million in connection with full or partial payoffs and sales of debt investments in the open market and recorded a net realized gain of $0.4 million.

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

•
In August 2014, we received a cash payment of $7.5 million from TriMark USA LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2014, we received cash payments of $121.8 million in connection with full or partial payoffs and sales of debt securities and recorded a net realized gain of $1.3 million.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the year ended September 30, 2015, we recorded net unrealized depreciation of $12.8 million. This consisted of $11.8 million of net unrealized depreciation on debt investments and $1.0 million of net unrealized depreciation on equity investments. During the year ended September 30, 2014, we recorded net unrealized appreciation of $2.3 million, consisting of $2.1 million of unrealized appreciation on debt investments and $0.2 million of unrealized appreciation on equity investments. For the three months ended September 30, 2015, approximately half of the net losses on our portfolio were due to market movements, as increased volatility in loan prices driven by the market dislocation that occurred during the quarter negatively affected our investment valuations accordingly.
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
Total investment income for the year ended September 30, 2014 and for the period from June 29, 2013 through September 30, 2013 was $12.5 million and $0.5 million, respectively. For the year ended September 30, 2014, this amount primarily consisted of $10.5 million of interest income from portfolio investments and $2.0 million of fee income. For the period from June 29, 2013 through September 30, 2013, this amount consisted of interest income from portfolio investments. The weighted average cash yield on our debt investments at September 30, 2014 and September 30, 2013 was 7.05% and 6.55%, respectively. The increase in interest income over the previous year comparative period was due to a full year of operation and the increased size of our portfolio.
Expenses
Net expenses for the year ended September 30, 2014 and for the period from June 29, 2013 through September 30, 2013 were $6.8 million and $0.4 million, respectively. For the year ended September 30, 2014, this amount primarily consisted of $1.6 million of interest expense, $1.6 million of base management fees (net of waivers), $0.7 million Part I incentive fee, $0.8 million of Part II incentive fees (of which $145,898 was contractually due to the Investment Adviser with the remainder representing theoretical accruals in accordance with GAAP) and $0.8 million in professional fees. Our expenses increased over the previous year comparative period due to a full year of operations and the increased size of our portfolio.
Net Investment Income
As a result of the $12.0 million increase in total investment income as compared to the $6.3 million increase in net expenses, net investment income for the year ended September 30, 2014 reflected a $5.7 million or 366.0% increase compared to the period from June 29, 2013 through September 30, 2013, which was due to a full year of operations and the increased size of our portfolio.

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

During the period from June 29, 2013 through September 30, 2013, we recorded the following investment realization event:

•
In September 2013, we received $4.0 million in connection with the sale of our investment in BMC Software Finance, Inc. The debt investment was exited at par and a realized gain of $40,000 was recorded on this transaction.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the year ended September 30, 2014, we recorded net unrealized appreciation of $2.3 million, consisting of $2.1 million of unrealized appreciation on debt investments, $0.2 million of unrealized appreciation on equity investments. During the period from June 29, 2013 through September 30, 2013, we recorded $0.6 million net unrealized appreciation on debt investments.
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
For the year ended September 30, 2015, we experienced a net decrease in cash and cash equivalents of $66.0 million. During that period, we used $342.3 million of cash in operating activities, primarily for the funding of $887.0 million of investments and net revolvers, partially offset by $552.5 million of principal payments and proceeds from the sale of investments and $28.3 million of net investment income. During the same period, cash provided by financing activities was $276.3 million, primarily consisting of $136.7 million of net borrowings under credit facilities and $186.4 million of borrowings under our 2015 Debt Securitization, partially offset by $39.4 million of cash distributions paid to our shareholders and $6.1 million of deferred financing costs paid.
For the year ended September 30, 2014, we experienced a net increase in cash and cash equivalents of $55.1 million. During that period, we used $214.5 million of cash in operating activities, primarily for the funding of $400.5 million of investments and net revolvers, partially offset by $153.1 million of amortization payments and proceeds from the sale of investments and $5.8 million of net investment income. During the same period, cash provided by financing activities was $269.6 million, primarily consisting of $276.7 million net proceeds from a follow-on equity offering, partially offset by $4.7 million of cash dividends paid, $1.8 million of deferred financing costs recognized and $0.5 million of offering costs paid.
As of September 30, 2015, we had $41.4 million of cash and cash equivalents, $11.3 million of restricted cash, portfolio investments (at fair value) of $623.6 million, payables from unsettled transactions of $11.8 million and unfunded commitments of $76.8 million. Pursuant to the terms of our Citibank facility and 2015 Debt Securitization, we are restricted in terms of access to $4.2 million of restricted cash until such time as we submit required monthly reporting schedules. As of September 30, 2015, $7.1 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization, which is described in further detail in Note 7 to our Consolidated Financial Statements.
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
In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock from inception through September 30, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.075	2,210,007	4,575	41,121
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
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
Borrowings
Natixis Facility
On November 1, 2013, FS Senior Funding LLC, our wholly-owned, special purpose financing subsidiary entered into the $100 million revolving credit facility (the "Natixis facility") with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
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
Borrowings under the Natixis facility, were secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We used the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.253% and 2.203% for the years ended September 30, 2015 and September 30, 2014, respectively. For the years ended September 30, 2015 and September 30, 2014, we recorded interest expense of $4.8 million and $1.6 million, respectively, related to the Natixis facility.

On May 28, 2015, we completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, we had no borrowings outstanding or capacity available under the Natixis facility as of September 30, 2015. Upon termination of the Natixis facility, we accelerated the $2.1 million remaining unamortized fee balance into interest expense during the year ended 2015.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends three years after the closing date and the credit facility will mature on January 15, 2020. The Citibank facility does not require us to comply with significant financial covenants.
As of September 30, 2015, we had $136.7 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interests in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.516% for the year ended September 30, 2015. For the year ended September 30, 2015, we recorded interest expense of $2.6 million related to the Citibank facility.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55%, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper ("CP") plus 1.80%, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured Notes (which we purchased at 98.0%) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in our September 30, 2015 Consolidated Statement of Assets and Liabilities as notes payable. As of September 30, 2015, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.
The proceeds of the private placement of the 2015 Notes, net of expenses, were used to repay the entire amount outstanding under the Natixis Facility. As part of the 2015 Debt Securitization, FS Senior Funding LLC, the borrower under the Natixis Facility, merged with and into 2015 Issuer, with the 2015 Issuer remaining as the surviving entity. Upon completion of the 2015 Debt Securitization, our Natixis facility was paid off and terminated.
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
As of September 30, 2015, there were 51 investments in portfolio companies with a total fair value of $292.7 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The aggregate accrued interest payable on the notes of the 2015 Issuer at September 30, 2015 was approximately $1.5 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of September 30, 2015, we had a deferred debt issuance costs balance of approximately $2.8 million associated with the 2015 Debt Securitization.
For the year ended September 30, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$1,476,995
Amortization of debt issuance costs	120,877
Total interest and other debt financing expenses	$1,597,872
Cash paid for interest expense	$—
Annualized average interest rate	2.39%
Average outstanding balance	$61,900,170
The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R and B for the year ended September 30, 2015 is as follows:

				Year ended September 30, 2015
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.15103%	180		$—	$948,605
Class A-S Notes	1.90103%	155	(1)	—	192,955
Class A-R Notes	1.99075%	180	(2)	—	72,845
Class B Notes	3.00103%	265		—	262,590
Class C Notes	3.60103%	325	(3)	—	—
Total				$—	$1,476,995
_______________________
(1) Step-up in spread to occur in October 2016.
(2) Includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the period ending September 30, 2015.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$6,366,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread to step-up to 2.10% in October 2016.
** Carries a 1.0% undrawn fee.

 The proceeds of the private placement of the Class A Notes and the Class B Notes of the 2015 Securitization Issuer, net of discount and debt issuance costs, may be used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to our Creditors (or any of our other affiliates). As part of the 2015 Debt Securitization, we entered into master loan sale agreements under which we agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the 2015 Subordinated Notes of the 2015 Issuer, as applicable. The 2015 Notes (other than the Class C Notes) are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default.
The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. We are currently in compliance with all financial covenants under the Debt Securitization.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015 and September 30, 2014, our only off-balance sheet arrangements consisted of $76.8 million and $19.6 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of September 30, 2015.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of September 30, 2015 and September 30, 2014 is shown in the table below:

	September 30, 2015	September 30, 2014
FSFR Glick JV LLC	$28,522,027	$—
TIBCO Software, Inc.	5,300,000	—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,984,375
Executive Consulting Group, Inc.	4,800,000	—
BeyondTrust Software, Inc.	3,605,000	5,625,000
Motion Recruitment Partners LLC	2,900,000	—
Legalzoom.com, Inc.	2,607,018	—
All Web Leads, Inc.	2,454,572	—
Idera, Inc.	2,400,000	—
Teaching Strategies, LLC	2,400,000	—
PowerPlan, Inc.	2,100,000	—
Metamorph US 3, LLC	1,800,000	—
Dynatect Group Holdings, Inc.	1,800,000	—
My Alarm Center, LLC	1,287,499	—
NextCare, Inc.	1,221,621	1,555,642
Ameritox Ltd.	1,000,000	—
Valet Merger Sub, Inc.	1,000,000	—
TrialCard Incorporated	850,000	—
Internet Pipeline, Inc.	800,000	—
GTCR Valor Companies, Inc.	—	2,412,308
Total	$76,816,327	$19,577,325

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Natixis facility, Citibank facility and 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2014	Debt Outstanding as of September 30, 2015	Weighted average debt outstanding for the year ended September 30, 2015	Maximum debt outstanding for the year ended September 30, 2015
Natixis credit facility payable (1)	$—	$—	$103,982,987	$200,000,000
Citibank credit facility payable	—	136,659,800	77,357,800	136,659,800
2015 Debt Securitization	—	186,366,000	61,900,170	186,366,000
Total debt	$—	$323,025,800	$243,240,957
_______________________
(1) The Natixis facility was terminated in connection with our 2015 Debt Securitization.
The following table reflects our contractual obligations arising from the Citibank Facility and 2015 Debt Securitization:

	Payments due by period as of September 30, 2015
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$136,659,800	$—	$—	$136,659,800	$—
Interest due on Citibank facility	14,805,854	3,446,516	6,893,031	4,466,307	—
Notes payable	186,366,000	—	—	—	186,366,000
Interest due on notes payable	39,996,823	4,137,758	4,137,758	4,137,758	27,583,549
Total	$377,828,477	$7,584,274	$11,030,789	$145,263,865	$213,949,549
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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a U.S. federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2015). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2013. We did not incur a U.S. federal excise tax for calendar year 2014 and do not expect to incur a U.S. federal excise tax for calendar year 2015. We may incur a U.S. federal excise tax in future years.
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Adviser's Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 through September 30, 2013, we incurred fees of $10.9 million, $3.2 million and $0.2 million respectively, under the investment advisory agreement.
The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement in connection with the 2015 Debt Securitization and will receive a fee for providing these services. We have retained Fifth Street Management LLC to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. Fifth Street Management LLC will be entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement, but intends to waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
Pursuant to the administration agreement with FSC CT LLC, a wholly-owned subsidiary of our Investment Adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by our affiliates in Chicago, IL and San Francisco, CA.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.
The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. For the year ended September 30, 2014, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from the August 2014 offering, which resulted in a waiver of $0.2 million. During the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 through September 30, 2013, we incurred expenses of $1.3 million, $0.7 million and $0.1 million, respectively, under the administration agreements.
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
Recent Developments
On November 30, 2015, our Board of Directors declared the following distributions:

•	$0.075 per share, payable on December 22, 2015 to stockholders of record on December 11, 2015;

•	$0.075 per share, payable on January 15, 2016 to stockholders of record on January 4, 2016; and

•	$0.075 per share, payable on February 16, 2016 to stockholders of record on February 5, 2016.
Recently Issued Accounting Standards
See Note 3 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our consolidated financial statements.

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
As of September 30, 2015, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2015, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$26,890,097	$(16,151,290)	$10,738,807
400	20,708,799	(12,921,032)	7,787,767
300	14,527,501	(9,690,774)	4,836,727
200	8,346,203	(6,460,516)	1,885,687
100	2,176,955	(3,230,258)	(1,053,303)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal as of September 30, 2015 and September 30, 2014. Because we terminated our Natixis facility in connection with our 2015 Debt Securitization, borrowings are not shown below.

	September 30, 2015		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments
Money market rate	$52,692,097	$—	$109,557,165
Prime rate	18,905,206	—	5,177,783
LIBOR:
30 day	171,084,244	—	29,929,483
60 day	14,963,919	—	3,221,875
90 day	420,878,965	186,366,000	261,536,008
180 day	6,352,000	136,659,800	—
Fixed rate	—	—	—
Total	$684,876,431	$323,025,800	$409,422,314

Item 8. Financial Statements
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	76
Consolidated Statements of Assets and Liabilities as of September 30, 2015 and September 30, 2014	77
Consolidated Statements of Operations for the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	78
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	79
Consolidated Statements of Cash Flows for the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	80
Consolidated Schedule of Investments as of September 30, 2015	81
Consolidated Schedule of Investments as of September 30, 2014	88
Notes to Consolidated Financial Statements	93

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fifth Street Senior Floating Rate Corp.:
In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Fifth Street Senior Floating Rate Corp. and its subsidiaries (the Company) at September 30, 2015 and September 30, 2014, and the results of their operations, the changes in their net assets and their cash flows for the years ended September 30, 2015 and 2014 and for the period from June 29, 2013 (commencement of operations) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at September 30, 2015 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
December 14, 2015

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities

	September 30, 2015	September 30, 2014 (revised)
ASSETS
Investments at fair value:
Control investments (cost September 30, 2015: $58,977,973; cost September 30, 2014: $0)	$57,156,921	$—
Non-control/Non-affiliate investments (cost September 30, 2015: $574,538,984; cost September 30, 2014: $297,098,712)	566,490,553	300,001,397
Total investments at fair value (cost September 30, 2015: $633,516,957; cost September 30, 2014: $297,098,712)	623,647,474	300,001,397
Cash and cash equivalents	41,433,301	107,429,760
Restricted cash	11,258,796	2,127,405
Interest, dividends and fees receivable	2,783,379	1,120,010
Due from portfolio companies	11,587	200,840
Receivables from unsettled transactions	13,541,056	—
Deferred financing costs	5,001,675	1,625,932
Other assets	33,216	—
Total assets	$697,710,484	$412,505,344
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,964,249	$1,213,683
Base management fee payable	1,656,205	475,437
Part I incentive fee payable	253,076	77,803
Part II incentive fee payable	145,898	912,450
Due to FSC CT	379,641	239,617
Interest payable	1,669,012	205,646
Distributions payable	—	8,840,030
Payables from unsettled transactions	11,809,500	27,863,000
Credit facility payable	136,659,800	—
Notes payable	186,366,000	—
Total liabilities	340,903,381	39,827,666
Commitments and contingencies (Note 4)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at September 30, 2015 and September 30, 2014	294,668	294,668
Additional paid-in-capital	373,995,934	374,101,816
Net unrealized appreciation (depreciation) on investments	(9,869,483)	2,902,685
Net realized gain on investments	1,800,070	1,115,453
Accumulated overdistributed net investment income	(9,414,086)	(5,736,944)
Total net assets (equivalent to $12.11 and $12.65 per common share at September 30, 2015 and September 30, 2014, respectively) (Note 13)	356,807,103	372,677,678
Total liabilities and net assets	$697,710,484	$412,505,344

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations

	Year ended September 30, 2015	Year ended September 30, 2014 (revised)	Period from June 29, 2013 (commencement of operations) through September 30, 2013 (revised)
Interest income:
Control investments	$1,770,130	$—	$—
Non-control/Non-affiliate investments	39,269,556	10,468,094	454,743
Interest on cash and cash equivalents	28,571	8,889	1,674
Total interest income	41,068,257	10,476,983	456,417
Fee income:
Non-control/Non-affiliate investments	9,673,649	2,039,691	—
Total fee income	9,673,649	2,039,691	—
Dividend and other income:
Control investments	730,625	—	—
Total dividend and other income	730,625	—	—
Total investment income	51,472,531	12,516,674	456,417
Expenses:
Base management fee	5,931,155	1,757,492	61,379
Part I incentive fee	5,689,371	708,235	—
Part II incentive fee	(766,552)	774,841	137,609
Professional fees	985,607	827,447	102,811
Board of Directors fees	359,700	185,083	33,521
Interest expense	8,950,703	1,555,767	—
Administrator expense	794,725	514,861	61,721
General and administrative expenses	1,249,792	583,942	43,670
Total expenses	23,194,501	6,907,668	440,711
Base management fee waived	—	(154,875)	—
Net expenses	23,194,501	6,752,793	440,711
Net investment income	28,278,030	5,763,881	15,706
Unrealized appreciation (depreciation) on investments:
Control investments	(1,821,052)	—	—
Non-control/Non-affiliate investments	(10,951,116)	2,254,642	648,043
Net unrealized appreciation (depreciation) on investments	(12,772,168)	2,254,642	648,043
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	406,220	1,345,434	40,000
Net realized gain on investments	406,220	1,345,434	40,000
Net increase in net assets resulting from operations	$15,912,082	$9,363,957	$703,749
Net investment income per common share — basic and diluted	$0.96	$0.62	$—
Earnings per common share — basic and diluted	$0.54	$1.01	$0.13
Weighted average common shares outstanding — basic and diluted	29,466,768	9,290,330	5,319,250
Distributions per common share	$1.07	$1.01	$—

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2015	Year ended September 30, 2014 (revised)	Period from June 29, 2013 (commencement of operations) through September 30, 2013 (revised)
Operations:
Net investment income	$28,278,030	$5,763,881	$15,706
Net unrealized appreciation (depreciation) on investments	(12,772,168)	2,254,642	648,043
Net realized gain on investments	406,220	1,345,434	40,000
Net increase in net assets resulting from operations	15,912,082	9,363,957	703,749
Stockholder transactions:
Distributions to stockholders	(31,676,775)	(11,823,899)	—
Tax return of capital	—	(1,749,538)	—
Net decrease in net assets from stockholder transactions	(31,676,775)	(13,573,437)	—
Capital share transactions:
Issuance of common stock, net	(105,882)	276,181,889	100,000,020
Issuance of common stock under dividend reinvestment plan	889,511	224,038	—
Repurchases of common stock under dividend reinvestment plan	(889,511)	(224,038)	—
Net increase (decrease) in net assets from capital share transactions	(105,882)	276,181,889	100,000,020
Total increase (decrease) in net assets	(15,870,575)	271,972,409	100,703,769
Net assets at beginning of period	372,677,678	100,705,269	1,500
Net assets at end of period	$356,807,103	$372,677,678	$100,705,269
Net asset value per common share	$12.11	$12.65	$15.11
Common shares outstanding at end of period	29,466,768	29,466,768	6,666,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows

	Year ended September 30, 2015	Year ended September 30, 2014 (revised)	Period from June 29, 2013 (commencement of operations) through September 30, 2013 (revised)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,912,082	$9,363,957	$703,749
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments	12,772,168	(2,254,642)	(648,043)
Net realized gain on investments	(406,220)	(1,345,434)	(40,000)
Recognition of fee income	(9,673,649)	(2,039,691)	—
Accretion of original issue discount on investments	(1,634,191)	(396,488)	(24,869)
Amortization of deferred financing costs	2,768,573	210,415	—
Changes in operating assets and liabilities:
Fee income received	9,767,645	2,082,659	—
Increase in restricted cash	(9,131,391)	(2,127,405)	—
Increase in interest and fees receivable	(1,663,369)	(725,987)	(394,023)
(Increase) decrease in due from portfolio companies	189,253	(192,507)	(8,333)
Increase in receivables from unsettled transactions	(13,541,056)	—	—
(Increase) decrease in other assets	(33,216)	47,240	(47,240)
Increase in accounts payable, accrued expenses and other liabilities	750,566	729,617	484,066
Increase in base management fee payable	1,180,768	414,058	61,379
Increase (decrease) in incentive fee payable	(591,279)	852,644	137,609
Increase in due to FSC CT	140,024	177,896	61,721
Increase in interest payable	1,463,366	205,646	—
Increase (decrease) in payables from unsettled transactions	(16,053,500)	27,863,000	—
Purchases of investments and net revolver activity	(886,999,491)	(400,524,925)	(51,949,038)
Principal payments applied to investments (scheduled payments)	11,677,139	5,587,277	8,333
Principal payments applied to investments (payoffs)	60,488,532	26,978,730	—
Proceeds from the sale of investments	480,361,990	120,564,734	4,000,000
Net cash used in operating activities	(342,255,256)	(214,529,206)	(47,654,689)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	276,687,121	100,000,020
Distributions paid in cash	(39,436,200)	(4,700,460)	—
Borrowings under credit facilities	428,509,800	110,620,610	—
Repayments of borrowings under credit facilities	(291,850,000)	(110,620,610)	—
Proceeds from issuance of notes payable	186,366,000	—	—
Repurchases of common stock under dividend reinvestment plan	(1,080,605)	(32,946)	—
Deferred financing costs paid	(6,144,316)	(1,836,347)	—
Offering costs paid	(105,882)	(505,233)	—
Net cash provided by financing activities	276,258,797	269,612,135	100,000,020
Net increase (decrease) in cash and cash equivalents	(65,996,459)	55,082,929	52,345,331
Cash and cash equivalents, beginning of period	107,429,760	52,346,831	1,500
Cash and cash equivalents, end of period	$41,433,301	$107,429,760	$52,346,831
Supplemental information:
Cash paid for interest	$4,718,763	$1,220,079	$—
Non-cash operating activities:
Exchange of investments	$58,823,756	$—	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,080,605	$32,946	$—
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (7)(8)(12)(13)		$53,095,597	$53,095,597	$52,603,346
87.5% equity interest (7)			5,882,376	4,553,575
			58,977,973	57,156,921
Total Control Investments (16.0% of net assets)			$58,977,973	$57,156,921
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(14)		$4,499,996	4,418,746	4,364,794
			4,418,746	4,364,794
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)(14)		11,851,711	11,701,369	11,481,404
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	969,500	966,665
			12,670,869	12,448,069
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(14)		4,900,000	4,825,097	3,448,375
			4,825,097	3,448,375
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2020 (8)(14)		8,809,782	8,756,158	8,831,807
			8,756,158	8,831,807
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(14)		4,912,500	4,959,398	4,838,813
			4,959,398	4,838,813
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(14)		2,400,000	2,297,362	2,282,004
			2,297,362	2,282,004
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(10)(14)		19,872,068	19,872,068	19,974,214
			19,872,068	19,974,214
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(14)		3,438,750	3,405,864	3,403,709
			3,405,864	3,403,709
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(10)(14)		8,358,000	8,301,333	8,326,658
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	982,381	990,000
			9,283,714	9,316,658
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (8)(10)(14)		$11,910,000	$11,504,344	$8,763,795
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,605,257	4,427,839
			19,109,601	13,191,634
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)(14)		9,825,000	9,825,000	9,819,438
			9,825,000	9,819,438
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(14)		7,100,334	7,100,334	7,085,839
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		610,250	610,250	609,204
			7,710,584	7,695,043
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(14)		4,812,500	4,787,500	4,818,516
			4,787,500	4,818,516
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(15)		5,686,571	5,686,571	5,256,256
			5,686,571	5,256,256
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (8)		1,250,000	1,237,500	1,205,206
			1,237,500	1,205,206
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(14)		4,131,944	4,099,489	4,121,614
			4,099,489	4,121,614
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(14)		3,380,000	3,281,969	3,333,525
			3,281,969	3,333,525
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (8)(10)(14)		15,000,000	15,000,000	15,031,275
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 7/7/2022 (8)(10)(14)		8,000,000	8,000,000	8,040,000
			23,000,000	23,071,275
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)(14)		13,455,992	13,275,118	13,338,252
			13,275,118	13,338,252
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(14)		5,397,670	5,363,527	5,367,308
			5,363,527	5,367,308
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(14)		3,754,945	3,713,056	3,754,945
			3,713,056	3,754,945
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		$5,896,482	$5,746,610	$5,299,540
35.5263 Common Stock Warrants (7)			—	154,706
			5,746,610	5,454,246
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(14)		6,930,000	6,792,500	6,919,606
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(14)		3,000,000	2,902,560	2,929,995
			9,695,060	9,849,601
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(10)		5,940,000	5,915,714	5,940,000
			5,915,714	5,940,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(10)(14)		19,872,068	19,590,591	19,868,049
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)			—	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	809,394
			20,090,591	20,677,443
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (8)(14)		7,359,375	7,359,375	7,359,375
			7,359,375	7,359,375
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(14)		6,039,000	5,945,467	5,908,869
			5,945,467	5,908,869
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(10)(14)		16,106,327	16,057,408	16,129,873
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)			—	—
			16,057,408	16,129,873
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)		3,970,000	3,970,000	3,867,602
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)			—	—
			3,970,000	3,867,602
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (8)(10)(14)		16,787,500	16,553,740	16,787,500
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (8)(11)			(128)	—
			16,553,612	16,787,500
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)(10)		2,565,575	2,535,124	2,539,919
			2,535,124	2,539,919
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(14)		$5,359,500	$5,295,190	$5,292,506
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(14)		280,000	280,000	281,400
			5,575,190	5,573,906
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(10)(14)		6,400,000	6,328,892	6,384,000
			6,328,892	6,384,000
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(14)		6,802,442	6,726,246	6,768,430
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,500,000	1,500,000	1,485,000
			8,226,246	8,253,430
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)(14)		7,000,000	7,000,000	6,988,039
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)			—	—
			7,000,000	6,988,039
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)(10)		7,999,800	7,571,941	7,939,802
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			7,571,941	7,939,802
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(10)(14)		17,310,731	17,200,848	17,131,150
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(14)		600,000	567,664	600,000
			17,768,512	17,731,150
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(10)(14)		8,254,351	8,140,683	7,994,339
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)(10)		6,451,250	6,164,940	6,233,520
			14,305,623	14,227,859
Novetta Solutions, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/2/2020 (8)(14)		5,742,000	5,693,114	5,742,000
			5,693,114	5,742,000
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(10)		8,258,500	8,078,315	8,217,208
			8,078,315	8,217,208
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)(10)(14)		19,680,542	19,677,876	17,815,474
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)		1,000,000	999,810	1,000,000
			20,677,686	18,815,474
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(10)(14)		10,085,815	10,080,571	9,947,755
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(11)			(375)	—
			10,080,196	9,947,755
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(10)(14)		14,917,500	14,906,741	14,757,057
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(960)	—
			14,905,781	14,757,057
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(10)(14)		$13,668,333	$13,668,333	$13,665,537
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			13,668,333	13,665,537
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(10)(14)		9,937,500	9,751,027	9,937,500
			9,751,027	9,937,500
Curo Health Services Holdings, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 2/5/2022 (8)(10)		5,392,950	5,344,819	5,410,936
			5,344,819	5,410,936
Research Now Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (8)(14)		3,731,250	3,708,681	3,721,922
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)(10)		4,000,000	3,945,000	3,990,000
			7,653,681	7,711,922
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(10)(14)		13,720,000	13,720,000	13,717,288
			13,720,000	13,717,288
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(10)(14)		16,047,619	16,047,619	16,046,254
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(10)		960,356	960,356	966,015
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		618,812	618,812	617,504
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		133,333	133,333	133,333
			17,760,120	17,763,106
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(10)(14)		19,900,000	19,874,564	19,912,601
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)			(2,210)	—
			19,872,354	19,912,601
TWCC Holding Corp.	Specialized consumer services
First Lien Term Loan B1, LIBOR+5% (0.75% floor) cash due 2/11/2020 (8)(14)		6,368,000	6,309,614	6,342,528
			6,309,614	6,342,528
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(14)		4,048,750	3,971,631	4,048,750
			3,971,631	4,048,750
Retail Solutions Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.25% (0.75% floor) cash due 6/23/2022 (8)(14)		5,985,000	5,927,667	5,970,038
			5,927,667	5,970,038
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(10)(14)		17,598,366	17,578,629	17,604,775
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)		1,636,381	1,633,468	1,636,381
			19,212,097	19,241,156
Too Faced Cosmetics, LLC	Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(14)		6,000,000	6,000,000	6,000,000
			6,000,000	6,000,000
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(14)		12,000,000	12,000,000	12,000,000
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	—
			12,000,000	12,000,000
Poseidon Merger Sub, Inc.	Advertising
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/15/2022 (8)(14)		4,000,000	4,000,000	4,000,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,980,768	7,000,000
			10,980,768	11,000,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(14)		$6,000,000	$5,942,222	$5,970,000
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,970,769	3,000,000
			8,912,991	8,970,000
Accentcare, Inc.	Healthcare services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/3/2021 (8)		8,000,000	7,921,111	7,960,000
			7,921,111	7,960,000
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(14)		3,875,316	3,875,316	3,865,628
			3,875,316	3,865,628
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(14)		10,000,000	9,998,007	10,000,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)			(200)	—
			9,997,807	10,000,000
Total Non-Control/Non-Affiliate Investments (158.8% of net assets)			$574,538,984	$566,490,553
Total Portfolio Investments (174.8% of net assets)			$633,516,957	$623,647,474
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

(1)	All debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 4 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

Portfolio Company	Effective date	Cash interest	Reason
TrialCard Incorporated	April 1, 2015	- 0.25% on Term Loan and Revolver	Tier pricing per loan agreement
Accruent, LLC	November 14, 2014	+ 1.50% on First Lien Term Loan	Per loan amendment

(10)	Investment pledged as collateral under the Company's credit facility, in whole or in part.

(11)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(12)
In addition to the interest earned based on the stated contractual interest rate of this security, the subordinated notes entitle us to receive a portion of the excess cash flow from the FSFR Glick JV LLC's loan portfolio, which may result in a return to the BDC greater than the contractual stated interest rate.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(14)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 7 — Borrowings), in whole or in part.

(15)	The Company is currently in negotiations with the borrower to extend the maturity date on this loan.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)			$—	$—
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 7/10/2020 (8)(10)		$2,181,723	$2,036,600	$2,001,494
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			2,036,600	2,001,494
BioScrip, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2020 (8)(10)		1,670,679	1,630,247	1,671,520
			1,630,247	1,671,520
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(10)		4,749,995	4,710,411	4,708,121
			4,710,411	4,708,121
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)		4,950,000	4,904,461	4,959,019
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	982,750	1,003,056
			5,887,211	5,962,075
Landslide Holdings, Inc.	Application software
First Lien Revolver, L+4.25% (1% floor) cash due 8/9/2018			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(10)		4,950,000	4,861,139	4,855,860
			4,861,139	4,855,860
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(10)		5,447,487	5,405,321	5,459,605
			5,405,321	5,459,605
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(10)		4,962,500	4,919,623	4,980,474
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (8)		3,000,000	2,974,219	3,030,948
			7,893,842	8,011,422
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)		2,400,000	2,384,063	2,401,616
			2,384,063	2,401,616
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(10)		6,461,732	6,461,732	6,366,822
			6,461,732	6,366,822
Travel Leaders Group, LLC	Hotels, resorts & cruise lines
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 12/5/2018 (8)(10)		9,625,000	9,625,000	9,592,523
			9,625,000	9,592,523
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(10)		3,473,750	3,409,408	3,461,756
			3,409,408	3,461,756
Power Products, LLC	Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/13/2019 (8)(10)		4,975,000	4,924,907	4,860,113
			4,924,907	4,860,113
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/12/2019 (8)(10)		4,937,500	4,891,000	4,941,631
			4,891,000	4,941,631
Therakos, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.25% (1.25% floor) cash due 12/27/2017 (8)(10)		1,946,028	1,938,111	1,927,011
			1,938,111	1,927,011
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+4.5% (3.25% floor) cash due 12/20/2018 (8)(10)		$4,812,500	$4,767,876	$4,871,425
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 6/19/2020 (8)(10)		2,000,000	1,963,810	2,046,110
			6,731,686	6,917,535
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)		9,925,000	9,925,000	9,887,945
			9,925,000	9,887,945
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		5,384,152	5,384,152	5,396,673
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)			—	—
Senior Revolver, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		187,410	187,410	187,410
Acquisition Line, LIBOR+5.75% (1.25% floor) cash due 10/10/2017 (8)(10)		398,781	398,781	398,781
			5,970,343	5,982,864
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(10)		4,937,500	4,895,000	4,888,194
			4,895,000	4,888,194
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (8)		3,100,000	3,057,633	3,107,612
			3,057,633	3,107,612
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(10)		6,382,886	6,354,343	6,376,798
			6,354,343	6,376,798
Deluxe Entertainment Services Group Inc.	Movies & entertainment
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 2/28/2020 (8)(10)		4,672,320	4,469,389	4,640,481
			4,469,389	4,640,481
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (8)		1,250,000	1,233,036	1,258,260
			1,233,036	1,258,260
Extreme Reach, Inc.	Advertising
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 1/24/2020 (8)(10)		5,432,000	5,358,500	5,473,100
			5,358,500	5,473,100
CM Delaware LLC	Advertising
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (7)(8)(9)(10)		2,189,000	2,137,976	2,189,687
			2,137,976	2,189,687
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(10)		4,604,167	4,557,738	4,605,770
			4,557,738	4,605,770
TravelCLICK, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019 (8)(10)		4,987,816	4,941,983	4,993,915
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (8)		4,000,000	3,886,667	4,002,939
			8,828,650	8,996,854
LTI Flexible Products, Inc.	Electronic components
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/1/2021 (8)(10)		4,588,500	4,567,143	4,611,005
			4,567,143	4,611,005
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (8)		4,400,000	4,394,774	4,403,484
			4,394,774	4,403,484
IPC Systems, Inc.	Alternative carriers
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/8/2020 (8)(10)		4,987,500	4,940,705	4,987,468
			4,940,705	4,987,468
LTCG Holdings Corp.	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/6/2020 (8)(10)		1,185,000	1,179,333	1,185,844
			1,179,333	1,185,844
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)		3,179,723	3,149,744	3,176,754
Delayed Draw Term Loan, L+5% (1% floor) cash due 5/30/2021			—	—
			3,149,744	3,176,754
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(10)		$3,990,000	$3,945,351	$3,992,347
			3,945,351	3,992,347
American Residential Services, L.L.C.	Specialized consumer services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 6/30/2021 (8)(10)		3,192,000	3,176,762	3,193,060
			3,176,762	3,193,060
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(10)		3,955,000	3,900,222	4,039,398
			3,900,222	4,039,398
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (7)(10)		2,992,500	2,935,833	2,797,378
35.5263 Common Stock Warrants (7)			—	167,990
			2,935,833	2,965,368
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(10)		7,000,000	6,831,250	7,000,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)		3,000,000	2,913,462	3,000,000
			9,744,712	10,000,000
Symphony Teleca Services, Inc.	Application software
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/7/2019 (10)		2,500,000	2,476,613	2,500,000
			2,476,613	2,500,000
St. George's University Scholastic Services LLC	Education services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/7/2021 (7)(10)		3,000,000	2,985,357	3,000,000
			2,985,357	3,000,000
CPI Buyer, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/15/2021		8,900,000	8,682,798	8,900,000
			8,682,798	8,900,000
EP Minerals, LLC	Specialty chemicals
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/20/2020 (10)		3,200,000	3,184,444	3,200,000
			3,184,444	3,200,000
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/29/2021		6,000,000	5,970,714	6,000,000
			5,970,714	6,000,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (10)		67,500,000	66,847,623	67,500,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (11)			(54,389)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	500,000
			67,293,234	68,000,000
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (10)		7,500,000	7,500,000	7,500,000
			7,500,000	7,500,000
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2019 (10)		6,100,000	5,980,033	6,100,000
			5,980,033	6,100,000
Scientific Games International, Inc.	Casinos & gaming
First Lien Term Loan, LIBOR+5% (1% floor) cash due 9/17/2021 (10)		13,300,000	13,168,822	13,300,000
			13,168,822	13,300,000
Evergreen Skills Lux S.a.r.l	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 4/28/2021 (7)(10)		2,400,000	2,373,290	2,400,000
			2,373,290	2,400,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(8)	Industry	Principal (5)	Cost	Fair Value
Vestcom International, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 9/30/2021 (10)		6,000,000	5,970,542	6,000,000
			5,970,542	6,000,000
Total Non-Control/Non-Affiliate Investments (80.5% of net assets)			$297,098,712	$300,001,397
Total Portfolio Investments (80.5% of net assets)			$297,098,712	$300,001,397
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2014

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 4 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(7)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

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

See notes to Consolidated Financial Statements.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Fifth Street Senior Floating Rate Corp. (the "Company") was formed in May 2013 as a Delaware corporation and commenced operations in June 2013. The Company is structured as an externally managed, closed-end, non-diversified management investment company, that has elected to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). The Company is managed by Fifth Street Management LLC (the "Investment Adviser").
The Company also has wholly-owned subsidiaries that are consolidated for accounting purposes and the portfolio investments held by the subsidiaries are included in the Company's Consolidated Financial Statements. The subsidiaries are operated solely for investment activities of the Company. All significant intercompany balances and transactions have been eliminated.
On July 17, 2013, the Company completed an initial public offering of 6,666,668 shares of its common stock at the public offering price of $15.00 per share. The proceeds of its initial public offering totaled $100.0 million and all offering costs were borne by the Investment Adviser, including $5.3 million of underwriting commissions and $0.4 million of other offering related expenses. The Company's common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol "FSFR."
On August 19, 2014, the Company completed a follow-on public offering of 22,800,000 shares of its common stock at the public offering price of $12.91 per share. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million.

Note 2. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
During the three months ended September 30, 2015, the Company identified errors in the recognition of fee income since the commencement of operations through 2015.  The errors primarily related to recognizing fee income at deal close when the amounts did not represent a separately identifiable revenue stream and instead were more related to underwriting the investment. These errors mainly affected the timing of when income should be recognized and were partially offset by the net overpayment of Part I and Part II incentive fees paid to the Investment Adviser. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. The cumulative adjustment as of June 30, 2015 was a $9.7 million reduction to fee income partially offset by a $1.6 million increase to interest income and a $1.5 million net decrease to Part I and Part II incentive fees payable to the Investment Adviser, resulting in a $6.6 million reduction to net investment income and a $1.5 million increase in net assets resulting from operations. Further, an $8.1 million increase in realized and unrealized gain was recorded.
Under the SAB No. 99 and SAB No. 108 framework, the Company concluded the cumulative corrections of these errors would be qualitatively material to the Company's quarterly financial statements within the 2015 fiscal year and, therefore, it is not appropriate to recognize the cumulative corrections in any 2015 period. Accordingly, all prior period financial statements since the commencement of operations have been revised herein to correct these errors (the "Revision").
These prior period revisions will be reflected in future quarterly and annual filings for the respective period. The Revision had no net impact on the Company’s net cash provided by (used in) operating activities for any period presented.

The following tables present a reconciliation of selected annual financial data as previously filed to revised amounts for the year ended September 30, 2014 and the period from June 29, 2013 through September 30, 2013:
2014 Annual Financial Statements

	September 30, 2014
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part I incentive fee payable	$926,180	$(848,377)	$77,803
Part II incentive fee payable	54,826	857,624	912,450
Total liabilities	39,818,419	9,247	39,827,666
Net Assets:
Net realized and unrealized gain on investments	4,150	4,013,988	4,018,138
Accumulated overdistributed net investment income	(1,713,709)	(4,023,235)	(5,736,944)
Total net assets	372,686,925	(9,247)	372,677,678
Total liabilities and net assets	412,505,344	—	412,505,344
Net asset value per common share at period end	$12.65	$—	$12.65

	Year ended September 30, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$10,130,569	$346,414	$10,476,983
Fee income	5,712,050	(3,672,359)	2,039,691
Total investment income	15,842,619	(3,325,945)	12,516,674
Part I incentive fee	1,556,612	(848,377)	708,235
Part II incentive fee	54,826	720,015	774,841
Net expenses	6,881,155	(128,362)	6,752,793
Net investment income	8,961,464	(3,197,583)	5,763,881
Net realized and unrealized gain on investments	274,131	3,325,945	3,600,076
Net increase in net assets resulting from operations	9,235,595	128,362	9,363,957
Total investment income per common share	$1.71	$(0.36)	$1.35
Net investment income per common share	$0.96	$(0.34)	$0.62
Earnings per common share	$0.99	$0.02	$1.01

	Year ended September 30, 2014
Consolidated Statement of Changes in Net Assets:	As previously reported	Adjustment	As revised
Net investment income	$8,961,464	$(3,197,583)	$5,763,881
Net realized and unrealized gain on investments	274,131	3,325,945	3,600,076
Net increase in net assets resulting from operations	9,235,595	128,362	9,363,957
Total increase in net assets	271,844,047	128,362	271,972,409
Net assets at beginning of period	100,842,878	(137,609)	100,705,269
Net assets at end of period	372,686,925	(9,247)	372,677,678
Net asset value per common share at period end	12.65	—	12.65

	Year ended September 30, 2014
Consolidated Statement of Cash Flows:	As previously reported	Adjustment	As revised
Net increase in net assets resulting from operations	$9,235,595	$128,362	$9,363,957
Net realized and unrealized gain on investments	(274,131)	(3,325,945)	(3,600,076)
Recognition of fee income	(5,712,050)	3,672,359	(2,039,691)
Accretion of original issue discount on investments	(50,074)	(346,414)	(396,488)
Fee income received	5,755,018	(3,672,359)	2,082,659
Increase in incentive fee payable	981,006	(128,362)	852,644
Purchases of investments and net revolver activity	(404,197,284)	3,672,359	(400,524,925)
Net cash used in operating activities	(214,529,206)	—	(214,529,206)
Net increase in cash and cash equivalents	55,082,929	—	55,082,929
Cash and cash equivalents, beginning of period	52,346,831	—	52,346,831
Cash and cash equivalents, end of period	$107,429,760	$—	$107,429,760

2013 Annual Financial Statements

	September 30, 2013
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part II incentive fee payable	$—	$137,609	$137,609
Total liabilities	607,166	137,609	744,775
Net Assets:
Net realized and unrealized gain on investments	—	688,043	688,043
Accumulated undistributed net investment income	841,358	(825,652)	15,706
Total net assets	100,842,878	(137,609)	100,705,269
Total liabilities and net assets	101,450,044	—	101,450,044
Net asset value per common share at period end	$15.13	$(0.02)	$15.11

	Period from June 29, 2013 through September 30, 2013
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$436,012	$20,405	$456,417
Fee income	708,448	(708,448)	—
Total investment income	1,144,460	(688,043)	456,417
Part II incentive fee	—	137,609	137,609
Net expenses	303,102	137,609	440,711
Net investment income	841,358	(825,652)	15,706
Net realized and unrealized gain on investments	—	688,043	688,043
Net increase in net assets resulting from operations	841,358	(137,609)	703,749
Total investment income per common share	$0.22	$(0.13)	$0.09
Net investment income per common share	$0.16	$(0.16)	$—
Earnings per common share	$0.16	$(0.03)	$0.13

	Period from June 29, 2013 through September 30, 2013
Consolidated Statement of Changes in Net Assets:	As previously reported	Adjustment	As revised
Net investment income	$841,358	$(825,652)	$15,706
Net realized and unrealized gain on investments	—	688,043	688,043
Net increase in net assets resulting from operations	841,358	(137,609)	703,749
Total increase in net assets	100,841,378	(137,609)	100,703,769
Net assets at beginning of period	1,500	—	1,500
Net assets at end of period	100,842,878	(137,609)	100,705,269
Net asset value per common share at period end	15.13	(0.02)	15.11

	Period from June 29, 2013 through September 30, 2013
Consolidated Statement of Cash Flows:	As previously reported	Adjustment	As revised
Net increase in net assets resulting from operations	$841,358	$(137,609)	$703,749
Net realized and unrealized gain on investments	—	(688,043)	(688,043)
Recognition of fee income	(708,448)	708,448	—
Accretion of original issue discount on investments	(4,464)	(20,405)	(24,869)
Fee income received	708,448	(708,448)	—
Increase in incentive fee payable	—	137,609	137,609
Purchases of investments and net revolver activity	(52,657,486)	708,448	(51,949,038)
Net cash used in operating activities	(47,654,689)	—	(47,654,689)
Net increase in cash and cash equivalents	52,345,331	—	52,345,331
Cash and cash equivalents, beginning of period	1,500	—	1,500
Cash and cash equivalents, end of period	52,346,831	—	52,346,831

Note 3. Significant Accounting Policies
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
The Consolidated Financial Statements include portfolio investments at fair value of $623.6 million and $300.0 million at September 30, 2015 and September 30, 2014, respectively. The portfolio investments represent 174.8% and 80.5% of net assets at September 30, 2015 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each of the Company's investments at September 30, 2015 and September 30, 2014 was determined in good faith by the Board of Directors. In addition, the Company will continue to utilize independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Investment Income:
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected.
The Company generally recognizes dividend income on the ex-dividend date.
The Company may invest in debt securities which contain payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.
The Company stops accruing cash interest, PIK and OID income on investments when it is determined that collection is doubtful.
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
Restricted Cash:
As of September 30, 2015, included in restricted cash is $11.3 million that was held at U.S. Bank, National Association and Wells Fargo in connection with the Company's credit facility and its 2015 Debt Securitization (as defined in Note 7 — Borrowings). Pursuant to the terms of the credit facility and the 2015 Debt Securitization, the Company is restricted in terms of access to $4.2 million until such time as the Company submits its required monthly reporting schedules. As of September 30, 2015, $7.1 million of restricted cash could only be used for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses in connection with the closing or amending of the Company's credit facilities or debt securitizations, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and debt securitizations. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of Company's common stock, including legal, accounting and printing fees. There were $0.1 million and $0.5 million of offering costs, respectively, charged to capital during the years ended September 30, 2015 and September 30, 2014.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes:
As a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code ("Code"), the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any U.S. federal or state income tax at the corporate level. As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company did not incur a U.S. federal excise tax for calendar year 2014 and does not expect to incur a U.S. federal excise tax for calendar year 2015. The Company may incur a U.S. federal excise tax in future years.
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
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03 that requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU 2015-07 is required to be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Note 4. Portfolio Investments
At September 30, 2015, 174.8% of net assets, or $623.6 million, was invested in 64 portfolio investments, including 16.0% of net assets, or $57.2 million, in subordinated notes and LLC equity interests of FSFR Glick JV LLC, and 14.8% of net assets, or $52.7 million, was in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2014, 80.5% of net assets, or $300.0 million, was invested in 48 portfolio investments and 29.4% of net assets, or $109.6 million, was invested in cash and cash equivalents (including restricted cash). As of September 30, 2015, 90.7% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 8.4% consisted of investments in the subordinated notes of FSFR Glick JV LLC and 0.9% consisted of investments in the LLC equity interests of FSFR Glick JV LLC and other portfolio companies. As of September 30, 2014, 99.8% of the

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's portfolio at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies.
During the years ended September 30, 2015, September 30, 2014 and the period from June 29, 2013 through September 30, 2013, the Company recorded net unrealized appreciation (depreciation) of $(12.8) million, $2.3 million and $0.6 million, respectively. During the years ended September 30, 2015, September 30, 2014 and the period from June 29, 2013 through September 30, 2013, the Company recorded net realized gains of $0.4 million, $1.3 million and $40,000, respectively.
The composition of the Company's investments as of September 30, 2015 and September 30, 2014 at cost and fair value was as follows:

	September 30, 2015		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$574,038,984	$565,526,453	$296,598,712	$299,333,407
Investments in equity securities (common stock and warrants)	500,000	964,100	500,000	667,990
Debt investment in FSFR Glick JV LLC	53,095,597	52,603,346	—	—
Equity investment in FSFR Glick JV LLC	5,882,376	4,553,575	—	—
Total	$633,516,957	$623,647,474	$297,098,712	$300,001,397
The following table presents the financial instruments carried at fair value as of September 30, 2015, on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$565,526,453	$565,526,453
Investments in debt securities (subordinated notes of FSFR Glick JV LLC)	—	—	52,603,346	52,603,346
Investment in equity securities (common stock and warrants, including LLC equity interest of FSFR Glick JV LLC)	—	—	5,517,675	5,517,675
Total investments at fair value	$—	$—	$623,647,474	$623,647,474
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to September 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value as of September 30, 2014	$299,333,407	$—	$667,990	$300,001,397
New investments & net revolver activity	886,999,489	53,095,597	5,882,376	945,977,462
Redemptions/repayments	(611,505,632)	—	—	(611,505,632)
Accretion of original issue discount	1,634,191	—	—	1,634,191
Net change in unearned income	(93,996)	—	—	(93,996)
Net unrealized depreciation on investments	(11,247,226)	(492,251)	(1,032,691)	(12,772,168)
Net realized gain on investments	406,220	—	—	406,220
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$5,517,675	$623,647,474
Net unrealized depreciation relating to Level 3 assets still held at September 30, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the year ended September 30, 2015	$(10,273,110)	$(492,251)	$(1,032,691)	$(11,798,052)
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to September 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Common Equity/Warrants	Total
Fair value as of September 30, 2013	$48,653,617	$—	$—	$48,653,617
New investments & net revolver activity	397,024,925	3,000,000	500,000	400,524,925
Redemptions/repayments	(150,097,631)	(3,033,110)	—	(153,130,741)
Accretion of original issue discount	396,488	—	—	396,488
Net change in unearned income	(42,968)	—	—	(42,968)
Net unrealized appreciation on investments	2,086,652	—	167,990	2,254,642
Net realized gain on investments	1,312,324	33,110	—	1,345,434
Fair value as of September 30, 2014	$299,333,407	$—	$667,990	$300,001,397
Net unrealized appreciation relating to Level 3 assets still held at September 30, 2014 and reported within net unrealized appreciation on investments in the Consolidated Statement of Operations for the year ended September 30, 2014	$2,099,988	$—	$167,990	$2,267,978
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$319,401,727	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.03%
			Tranche specific risk premium / (discount)	(a)	(7.5)%	-	6.0%	(0.8)%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium / (discount)	(a)	(2.2)%	-	7.3%	(0.02)%
	246,124,726	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	52,603,346	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	(1.9)%	-	(1.9)%	(1.9)%
FSFR Glick JV equity	4,553,575	Net asset value	Net asset value		N/A	-	N/A	N/A
Common equity/warrants	964,100	Market and income approaches	Weighted average cost of capital		17.0%	-	17.0%	17.0%
			Company specific risk premium	(a)	1.0%	-	1.0%	1.0%
			Revenue growth rate		34.3%	-	34.3%	34.3%
			EBITDA multiple	(b)	12.2x	-	12.2x	12.2x
Total	$623,647,474
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$136,659,800	$136,659,800	$—	$—	$136,659,800
Notes payable	186,366,000	186,366,000	—	—	186,366,000
Total	$323,025,800	$323,025,800	$—	$—	$323,025,800
The carrying value of credit facility payable and notes payable approximates their fair values and are both included in Level 3 of the hierarchy.
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $76.8 million and $19.6 million of unfunded commitments to provide debt and equity financing to its portfolio companies as of September 30, 2015 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of September 30, 2015 and September 30, 2014 is shown in the table below:

	September 30, 2015	September 30, 2014
FSFR Glick JV LLC	$28,522,027	$—
TIBCO Software, Inc.	5,300,000	—
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,984,375
Executive Consulting Group, Inc.	4,800,000	—
BeyondTrust Software, Inc.	3,605,000	5,625,000
Motion Recruitment Partners LLC	2,900,000	—
Legalzoom.com, Inc.	2,607,018	—
All Web Leads, Inc.	2,454,572	—
Idera, Inc.	2,400,000	—
Teaching Strategies, LLC	2,400,000	—
PowerPlan, Inc.	2,100,000	—
Metamorph US 3, LLC	1,800,000	—
Dynatect Group Holdings, Inc.	1,800,000	—
My Alarm Center, LLC	1,287,499	—
NextCare, Inc.	1,221,621	1,555,642
Ameritox Ltd.	1,000,000	—
Valet Merger Sub, Inc.	1,000,000	—
TrialCard Incorporated	850,000	—
Internet Pipeline, Inc.	800,000	—
GTCR Valor Companies, Inc.	—	2,412,308
Total	$76,816,327	$19,577,325
Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2015		September 30, 2014
Cost:
Senior secured debt	$574,038,984	90.61%	$296,598,712	99.83%
Subordinated notes of FSFR Glick JV	53,095,597	8.38	—	—
LLC equity interests of FSFR Glick JV	5,882,376	0.93	—	—
Purchased equity	500,000	0.08	500,000	0.17
Total	$633,516,957	100.00%	$297,098,712	100.00%
Fair Value:
Senior secured debt	$565,526,453	90.68%	$299,333,407	99.78%
Subordinated notes of FSFR Glick JV	52,603,346	8.43	—	—
LLC equity interests of FSFR Glick JV	4,553,575	0.73	—	—
Purchased equity	809,394	0.13	500,000	0.17
Equity grants	154,706	0.03	167,990	0.05
Total	$623,647,474	100.00%	$300,001,397	100.00%

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

	September 30, 2015		September 30, 2014
Cost:
Northeast U.S.	$215,112,970	33.96%	$70,083,331	23.59%
Southwest U.S.	124,389,488	19.63	103,093,756	34.70
West U.S.	117,699,067	18.58	32,691,908	11.00
Southeast U.S.	80,767,518	12.75	31,062,867	10.46
Midwest U.S.	80,106,244	12.64	39,989,682	13.46
International	15,441,670	2.44	20,177,168	6.79
Total	$633,516,957	100.00%	$297,098,712	100.00%

Fair Value:
Northeast U.S.	$211,240,832	33.87%	$70,855,117	23.62%
Southwest U.S.	125,336,010	20.10	103,704,012	34.57
West U.S.	116,741,778	18.72	32,989,244	11.00
Southeast U.S.	80,689,139	12.94	31,405,771	10.47
Midwest U.S.	74,335,868	11.92	40,492,198	13.50
International	15,303,847	2.45	20,555,055	6.84
Total	$623,647,474	100.00%	$300,001,397	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair values as of September 30, 2015 and September 30, 2014 were as follows:

	September 30, 2015		September 30, 2014
Cost:
Internet software & services	$144,406,294	22.79%	$26,779,421	9.01%
Healthcare services	89,505,451	14.13	37,994,732	12.79
Multi-sector holdings	58,977,973	9.31	—	—
Advertising	43,467,983	6.86	10,646,220	3.58
Integrated telecommunication services	38,058,587	6.01	18,084,837	6.09
Diversified support services	29,579,949	4.67	3,409,408	1.15
Specialized consumer services	28,717,092	4.53	3,176,762	1.07
Education services	21,743,979	3.43	9,339,700	3.14
Application software	21,328,090	3.37	73,039,482	24.58
Security & alarm services	17,760,120	2.80	—	—
Electronic equipment & instruments	13,720,000	2.17	—	—
Data processing & outsourced services	13,581,348	2.14	5,970,542	2.01
IT consulting & other services	11,953,631	1.89	—	—
Personal products	10,787,500	1.70	4,895,000	1.65
Food retail	10,300,523	1.63	—	—
Environmental & facilities services	9,997,808	1.58	—	—
Pharmaceuticals	9,825,000	1.55	9,925,000	3.34
Research & consulting services	9,283,714	1.47	4,891,000	1.65
Food distributors	8,912,991	1.41	—	—
Diversified capital markets	8,756,158	1.38	5,405,321	1.83
Construction & engineering	5,945,467	0.94	5,980,033	2.01
Wireless telecommunication services	5,746,610	0.91	2,935,833	0.99
Healthcare technology	4,959,398	0.78	7,893,842	2.66
Oil & gas equipment & services	4,418,746	0.70	4,710,411	1.59
Computer hardware	4,099,489	0.65	4,557,738	1.53
Industrial machinery	3,970,000	0.63	—	—
Fertilizers & agricultural chemicals	3,713,056	0.57	3,900,222	1.31
Casinos & gaming	—	—	13,168,822	4.43
Hotels, resorts & cruise lines	—	—	9,625,000	3.24
Healthcare equipment	—	—	8,682,798	2.92
Alternative carriers	—	—	4,940,705	1.66
Electrical components & equipment	—	—	4,924,907	1.66
Electronic components	—	—	4,567,143	1.54
Movies & entertainment	—	—	4,469,389	1.50
Specialty chemicals	—	—	3,184,444	1.07
Total	$633,516,957	100.00%	$297,098,712	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015		September 30, 2014
Fair Value:
Internet software & services	$139,324,155	22.34%	$27,082,827	9.03%
Healthcare services	86,013,066	13.79	38,192,786	12.73
Multi-sector holdings	57,156,921	9.16	—	—
Advertising	43,579,408	6.99	10,839,541	3.61
Integrated telecommunication services	38,288,184	6.14	18,395,831	6.13
Diversified support services	29,476,672	4.73	3,461,756	1.15
Specialized consumer services	28,795,048	4.62	3,193,060	1.06
Application software	21,882,649	3.51	73,759,754	24.59
Education services	21,386,129	3.43	9,376,798	3.13
Security & alarm services	17,763,106	2.85	—	—
Electronic equipment & instruments	13,717,288	2.20	—	—
Data processing & outsourced services	13,681,960	2.19	6,000,000	2.00
IT consulting & other services	12,082,836	1.94	—	—
Personal products	10,818,516	1.73	4,888,194	1.63
Food retail	10,432,750	1.67	—	—
Environmental & facilities services	10,000,000	1.60	—	—
Pharmaceuticals	9,819,438	1.57	9,887,945	3.30
Research & consulting services	9,316,658	1.49	4,941,631	1.65
Food distributors	8,970,000	1.44	—	—
Diversified capital markets	8,831,807	1.42	5,459,605	1.80
Construction & engineering	5,908,869	0.95	6,100,000	2.03
Wireless telecommunication services	5,454,246	0.87	2,965,368	0.99
Healthcare technology	4,838,813	0.78	8,011,422	2.67
Oil & gas equipment & services	4,364,794	0.70	4,708,121	1.57
Computer hardware	4,121,614	0.66	4,605,770	1.54
Industrial machinery	3,867,602	0.62	—	—
Fertilizers & agricultural chemicals	3,754,945	0.61	4,039,398	1.35
Casinos & gaming	—	—	13,300,000	4.43
Hotels, resorts & cruise lines	—	—	9,592,523	3.20
Healthcare equipment	—	—	8,900,000	2.97
Alternative carriers	—	—	4,987,468	1.66
Electrical components & equipment	—	—	4,860,113	1.62
Movies & entertainment	—	—	4,640,481	1.55
Electronic components	—	—	4,611,005	1.54
Specialty chemicals	—	—	3,200,000	1.07
Total	$623,647,474	100.00%	$300,001,397	100.00%
The Company's investments are generally in middle market companies in a variety of industries. At September 30, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. At September 30, 2014, the Company had no single investment that represented greater than 25% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the year ended September 30, 2015, no individual investment produced income that exceeded 10% of total investment income. For the year ended September 30, 2014, no individual investment produced income that exceeded 15% of total investment income. For the period from June 29, 2013 through September 30, 2013, no individual investment produced income that exceeded 30% of total investment income.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV LLC ("FSFR Glick JV"). On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of the FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to the FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of September 30, 2015, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of September 30, 2015, FSFR Glick JV had total assets of $190.4 million. The Company's investment in FSFR Glick JV consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value as of September 30, 2015. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 29 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2015. As of September 30, 2015, the largest investment in a single company in FSFR Glick JV's portfolio at fair value was $14.9 million, and the five largest investments in portfolio companies in FSFR Glick JV totaled $58.2 million at fair value. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $67.4 million in aggregate commitments were funded as of September 30, 2015, of which $59.0 million was from the Company. As of September 30, 2015, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of September 30, 2015. Under the Credit Suisse facility, $122.4 million of borrowings were outstanding as of September 30, 2015.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of September 30, 2015:

September 30, 2015
Senior secured loans (1)	$182,823,774
Weighted average current interest rate on senior secured loans (2)	6.93%
Number of borrowers in FSFR Glick JV	29
Largest loan to a single borrower (1)	$14,853,895
Total of five largest loans to borrowers (1)	$58,192,159
__________
(1) At fair value
(2) Computed using the annual interest rate on accruing senior secured loans

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Loan Portfolio as of September 30, 2015

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,777,933	$14,853,895
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,048,923
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,959,900	5,857,173
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,665,783	13,549,671
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,797,468	7,551,848
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,160,000	3,160,000
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,398,019	8,310,898
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,562,500	9,459,652
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,435,442	2,423,265
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,695,442	2,673,135
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,020,000	6,961,725
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,232,017
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	5,970,000	5,977,463
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,820,000	8,818,256
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,950,000	9,882,838
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,473,750	3,460,723
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,328,300	2,310,838
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,152,041	2,143,971
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,064,508	2,000,003
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,969,925	5,910,225
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	10,000,000	10,020,850
All Web Leads, Inc. (3)	Advertising	First Lien Term Loan	6/30/2020	LIBOR+6.5% (1% floor) cash	9,937,500	9,884,905
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5.0% (1% floor) cash	3,980,000	3,970,050
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,980,000	7,960,050
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,179,000
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5.0% (1% floor) cash	3,000,000	3,000,000
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5.0% (1% floor) cash	4,000,000	3,980,000
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8.0% (1% floor) cash	4,339,095	4,317,400
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	3,000,000
Total Portfolio Investments					$186,764,451	$182,823,774
__________
(1) Represents the current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV at September 30, 2015.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

The amortized cost and fair value of the Subordinated Notes held by the Company was $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the investment portfolio, which may result in a return greater than the contractual coupon. For the period ended September 30, 2015, the Company earned interest income of $1.8 million on its investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by the Company was $5.9 million and $4.6 million, respectively, as of September 30, 2015. The Company earned dividend income of $0.7 million for the period ended September 30, 2015 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for FSFR Glick JV as of September 30, 2015 and for the period ended September 30, 2015:

September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost $184,900,371)	$182,823,774
Cash and cash equivalents	3,127,824
Restricted cash	2,188,133
Other assets	2,253,143
Total assets	$190,392,874

Senior credit facility payable	$122,380,636
Subordinated notes payable at fair value (proceeds $60,680,682)	60,118,109
Other liabilities	2,690,043
Total liabilities	$185,188,788
Members' equity	5,204,086
Total liabilities and members' equity	$190,392,874

Year ended September 30, 2015
Selected Statement of Operations Information:
Interest income	$4,295,162
Total investment income	4,295,162
Interest expense	3,408,486
Other expenses	56,281
Total expenses (1)	3,464,767
Net unrealized depreciation	(1,514,024)
Net loss	$(683,629)
__________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under ASC 825. The Subordinated Notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the period ended September 30, 2015, the Company sold $179.8 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $121.0 million cash consideration, $52.9 million of subordinated notes in FSFR Glick JV and $5.9 million of LLC equity interests in FSFR Glick JV. The Company recognized a $2.0 million realized loss on these transactions.
In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis for all periods presented, the

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company determined that FSFR Glick JV is a significant subsidiary for the year ended September 30, 2015 under the asset test of Rule 1-02(w) of Regulation S-X. However, the audited financial statements are not required since only the asset test was triggered, and as such, the disclosures herein of the summary financial information of FSFR Glick JV satisfies Rule 4-08(g) of Regulation S-X.

Note 5. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The majority of fee income is comprised of advisory fees which are recognized at investment close and are non-recurring in nature.

Note 6. Share Data
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
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, year ended September 30, 2015 and September 30, 2014 and for the period from June 29, 2013 through September 30, 2013:

	Year ended September 30, 2015	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$15,912,082	$9,363,957	$703,749
Weighted average common shares outstanding	29,466,768	9,290,330	5,319,250
Earnings per common share — basic and diluted	$0.54	$1.01	$0.13

The Company's Board of Directors has declared the following distributions, including shares issued under the Company's dividend reinvestment plan ("DRIP"), from inception to September 30, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	$—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.075	2,210,007	4,575	41,121
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
_______________________
(1) Shares were purchased on the open market and distributed.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Borrowings
Natixis Facility
On November 1, 2013, FS Senior Funding LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $100 million revolving credit facility (the "Natixis facility") with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
Borrowings under the Natixis facility were subject to certain customary advance rates and accrued interest at a rate equal to either the applicable commercial paper rate (subject to an overall cap) plus 1.90% in the case of a lender that is a commercial paper conduit or otherwise the three-month LIBOR plus 2.00% per annum. In addition, there was a commitment fee payable on the undrawn amount under the Natixis facility equal to 1.00% (or 0.50% for the first six months after the closing date) of such undrawn amount. Interest and commitment fees were payable quarterly in arrears. The reinvestment period under the Natixis facility ended 18 months after the closing date and the Natixis facility was scheduled to mature on November 1, 2021.
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
Borrowings under the Natixis facility were secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company used the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. The Company's borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.253% and 2.203% for the years ended September 30, 2015 and September 30, 2014, respectively. For the years ended September 30, 2015 and September 30, 2014, the Company recorded interest expense of $4.8 million and $1.6 million, respectively, related to the Natixis facility.
On May 28, 2015, the Company completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, the Company had no borrowings outstanding or capacity available under the Natixis facility as of September 30, 2015. Upon termination of the Natixis facility, the Company accelerated the $2.1 million remaining unamortized fee balance into interest expense during the year ended September 30, 2015.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the credit facility of either 0.50% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ends three years after the closing date and the credit facility will mature on January 15, 2020. The Citibank facility does not require the Company to comply with significant financial covenants.
As of September 30, 2015, the Company had $136.7 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.516% for the year ended September 30, 2015. For the year ended September 30, 2015, the Company recorded interest expense of $2.6 million related to the Citibank facility.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securitization
On May 28, 2015, the Company completed its $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55% per annum, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured Notes (which the Company purchased at 98.0%) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in the Company's September 30, 2015 Consolidated Statements of Assets and Liabilities as notes payable. As of September 30, 2015, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.

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

As of September 30, 2015, there were 51 investments in portfolio companies with a total fair value of $292.7 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the 2015 Notes at September 30, 2015 was approximately $1.5 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of September 30, 2015, the Company had a deferred debt issuance costs balance of approximately $2.8 million associated with the 2015 Debt Securitization.

For the year ended September 30, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$1,476,995
Amortization of debt issuance costs	120,877
Total interest and other debt financing expenses	$1,597,872
Cash paid for interest expense	$—
Annualized average interest rate	2.39%
Average outstanding balance	$61,900,170

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C notes for the year ended September 30, 2015 is as follows:

				Year ended September 30, 2015
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.15103%	180		$—	$948,605
Class A-S Notes	1.90103%	155	(1)	—	192,955
Class A-R Notes	1.99075%	180	(2)	—	72,845
Class B Notes	3.00103%	265		—	262,590
Class C Notes	3.60103%	325	(3)	—	—
Total				$—	$1,476,995
_______________________
(1) Step-up in spread to occur in October 2016.
(2) Includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the period ending September 30, 2015.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$6,366,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
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
The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. The Company is currently in compliance with all financial covenants under the Debt Securitization.

Note 8. Interest and Dividend Income
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company's policy, accrued interest is evaluated periodically for collectability. The Company stops accruing interest on investments when it is determined that collection is doubtful. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
As of September 30, 2015, there was one investment on which the Company stopped accruing OID income. While this investment was current with its cash interest payments, the Company reversed $13,816 of noncash income related to this investment for

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the quarter. As of September 30, 2014 and September 30, 2013, there were no investments on which the Company had stopped accruing cash interest or OID income. For the year ended September 30, 2014 and for the period from June 29, 2013 through September 30, 2013, there were no income non-accrual amounts.
The percentages of the Company's debt investments at cost and fair value by accrual status for the year ended September 30, 2015 were as follows:

	September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$625,911,700	98.80%	$619,219,635	99.29%
Noncash non-accrual	7,605,257	1.20	4,427,839	0.71
Total	$633,516,957	100.00%	$623,647,474	100.00%
The non-accrual status of the Company's portfolio investments as of September 30, 2015 was as follows:

September 30, 2015
Answers Corporation - second lien term loan	Noncash non-accrual

Income non-accrual amount for the year ended September 30, 2015 is presented in the following table.

Year ended September 30, 2015
OID income	13,816
Total	$13,816

Note 9. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income year ended September 30, 2015, including cumulative prior period items related to the Revision:

Net increase in net assets resulting from operations	$15,912,082
Net unrealized depreciation on investments	12,772,168
Book/tax difference due to deferred loan fees	3,677,142
Book/tax difference due to capital losses not recognized	—
Other book/tax differences	2,035,345
Taxable/Distributable Income (1)	$34,396,737

__________________

(1)
The Company's taxable income year ended September 30, 2015 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2015. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2015, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$2,028,702
Realized capital gains (losses)	691,260
Unrealized gains, net	(17,295,681)
The effect of the permanent book/tax reclassifications during the fiscal year ended September 30, 2015 resulted in increase/(decrease) to the components of net assets on the Consolidated Statements of Assets and Liabilities as of September 30, 2015 as follows:

Undistributed Net Investment Income	$(278,397)
Accumulated Net Realized Gain/(Loss) on Investments	278,397
Paid-In Capital	—

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For income tax purposes, the Company estimates that its distributions for the calendar year 2015 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company did not incur a U.S. federal excise tax for calendar year 2014 and does not expect to incur a U.S. federal excise tax for calendar year 2015.

Note 10. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company's determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the year ended September 30, 2015, the Company recorded investment realization events, including the following:

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In August 2015, the Company received a cash payment of $14.3 million from AMAG Pharmaceuticals, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2015, the Company received cash payments of $480.4 million in connection with full or partial payoffs and sales of debt investments in the open market and recorded a net realized gain of $0.4 million.

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

•
In August 2014, the Company received a cash payment of $7.5 million from TriMark USA LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2014, the Company received cash payments of $121.8 million in connection with full or partial payoffs and sales of debt securities and recorded a net realized gain of $1.3 million.

During the period from June 29, 2013 through September 30, 2013, the Company recorded the following realization event:

•
In September 2013, the Company received $4.0 million in connection with the sale of the Company's investment in BMC Software Finance, Inc. The debt investment was exited at par and a realized gain of $40,000 was recorded on this transaction.

During the year ended September 30, 2015, the Company recorded net unrealized depreciation of $12.8 million. This consisted of $11.8 million of net unrealized depreciation on debt investments and $1.0 million of net unrealized depreciation on equity investments. During the year ended September 30, 2014, the Company recorded net unrealized appreciation of $2.3 million, consisting of $2.1 million of unrealized appreciation on debt investments and $0.2 million of unrealized appreciation on equity investments. During the period from June 29, 2013 through September 30, 2013, the Company recorded net unrealized appreciation of $0.6 million on debt investments.

Note 11. Concentration of Credit Risks
The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 12. Related Party Transactions
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2015 and September 30, 2014 and for the period from June 29, 2013 through September 30, 2013, base management fees (net of waivers) were $5.9 million, $1.6 million and $0.1 million, respectively. At September 30, 2015 and September 30, 2014, respectively, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amount of $1.7 million and $0.5 million, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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

For the years ended September 30, 2015 and September 30, 2014, the Part I incentive fee was $5.7 million and $0.7 million, respectively. For the period from June 29, 2013 through September 30, 2013, there was no Part I incentive fee paid. At September 30, 2015 and September 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.3 million and $0.1 million, respectively, reflecting the unpaid portion of the Part I incentive fee payable to the Investment Adviser.
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
In accordance with GAAP, the Company cumulatively accrued a capital gain incentive fee as of September 30, 2014 of $0.9 million. Of this amount, $0.8 million was reversed due to unrealized losses on the investment portfolio during the year ended September 30, 2015 and $0.1 million was payable to the Investment Adviser as of September 30, 2015. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gain incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gain incentive fees paid or capital gains incentive

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fees accrued under GAAP in all prior periods. As of September 30, 2015, the Company has not paid any capital gain incentive fees since inception. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.
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
For the years ended September 30, 2015 and September 30, 2014 and for the period from June 29, 2013 through September 30, 2013, the Company accrued administrative expenses of $1.3 million $0.7 million and $0.1 million, respectively. At September 30, 2015 and September 30, 2014, $0.4 million and $0.2 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Financial Highlights

	Year ended September 30, 2015	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Net asset value at beginning of period	$12.65	$15.11	$—
Net investment income (5)	0.96	0.62	—
Net unrealized appreciation (depreciation) on investments (5)	(0.43)	0.24	0.12
Net realized gain on investments (5)	0.01	0.14	0.01
Distributions to stockholders from net investment income	(1.07)	(0.62)	—
Distributions to stockholders classified as tax return of capital	—	(0.39)	—
Net issuance of common stock	(0.01)	(2.45)	14.98
Net asset value at end of period	$12.11	$12.65	$15.11
Per share market value at beginning of period	$11.82	$13.54	$15.00
Per share market value at end of period	$8.73	$11.82	$13.54
Total return (1)	(15.76)%	(8.20)%	(9.73)%
Common shares outstanding at beginning of period	29,466,768	6,666,768	100
Common shares outstanding at end of period	29,466,768	29,466,768	6,666,768
Net assets at beginning of period	$372,677,678	$100,705,269	$1,500
Net assets at end of period	$356,807,103	$372,677,678	$100,705,269
Average net assets (2)	$368,839,422	$132,873,801	$80,133,138
Ratio of net investment income to average net assets (3)	7.67%	4.34%	0.08%
Ratio of total expenses to average net assets (3)	6.29%	5.20%	2.14%
Ratio of base management fee waiver to average net assets (3)	—%	(0.12)%	—%
Ratio of net expenses to average net assets (3)	6.29%	5.08%	2.14%
Ratio of portfolio turnover to average investments at fair value	21.48%	78.96%	16.44%
Weighted average outstanding debt (4)	$243,240,691	$49,833,018	$—
Average debt per share (5)	$8.25	$5.36	$—
_______________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Periods less than twelve months are annualized.
(4)	Calculated based upon the weighted average of loans payable for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Fifth Street Senior Floating Rate Corp. for the years ended September 30, 2015 and 2014 and the period from June 29, 2013 through September 30, 2013 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014 (revised)	June 30, 2014 (revised)	March 31, 2014 (revised)	December 31, 2013 (revised)	September 30, 2013 (revised)
Total investment income	$14,068	$14,140	$11,341	$11,923	$4,918	$3,043	$2,910	$1,646	$456
Net investment income	7,402	7,086	6,294	7,496	2,297	1,263	1,438	765	16
Net realized and unrealized gain (loss)	(7,115)	(4,632)	393	(1,012)	2,070	733	409	389	688
Net increase in net assets resulting from operations	287	2,454	6,687	6,484	4,367	1,996	1,847	1,154	704
Net assets	356,807	361,782	368,168	370,322	372,678	100,969	100,773	100,459	100,705
Total investment income per common share	$0.48	$0.48	$0.38	$0.40	$0.29	$0.46	$0.44	$0.25	$0.09
Net investment income per common share	0.25	0.24	0.21	0.25	0.13	0.19	0.22	0.11	0.00
Earnings per common share	0.01	0.08	0.23	0.22	0.26	0.30	0.28	0.17	0.13
Net asset value per common share at period end	12.11	12.28	12.49	12.57	12.65	15.15	15.12	15.07	15.11

During the three months ended September 30, 2015, the Company identified errors in the recognition of fee income since the commencement of operations through 2015. Refer to Note 2 for additional information and a reconciliation of annual financial statements previously filed to revised amounts.
The following tables present a reconciliation of selected quarterly and year-to-date financial data as previously filed to revised amounts for the interim periods in years ended September 30, 2015 and 2014 and the period from June 29, 2013 through September 30, 2013:

	June 30, 2015
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part I incentive fee payable	$833,515	$(1,600,945)	$(767,430)
Part II incentive fee payable	—	145,898	145,898
Total liabilities	389,521,478	(1,455,047)	388,066,431
Net Assets:
Net realized and unrealized loss on investments	(9,301,172)	8,068,297	(1,232,875)
Accumulated overdistributed net investment income	(4,768,021)	(6,613,250)	(11,381,271)
Total net assets	360,327,291	1,455,047	361,782,338
Total liabilities and net assets	749,848,769	—	749,848,769
Net asset value per common share at period end	$12.23	$0.05	$12.28

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$10,624,147	$587,471	$11,211,618
Fee income	3,008,068	(153,886)	2,854,182
Total investment income	13,706,590	433,585	14,140,175
Part I incentive fee	833,515	274,446	1,107,961
Part II incentive fee	—	(587,855)	(587,855)
Net expenses	7,367,678	(313,409)	7,054,269
Net investment income	6,338,912	746,994	7,085,906
Net realized and unrealized loss on investments	(4,198,072)	(433,585)	(4,631,657)
Net increase in net assets resulting from operations	$2,140,840	$313,409	$2,454,249
Total investment income per common share	$0.47	$0.01	$0.48
Net investment income per common share	$0.22	$0.02	$0.24
Earnings per common share	$0.07	$0.01	$0.08

	Nine months ended June 30, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$28,138,540	$1,227,544	$29,366,084
Fee income	13,245,872	(5,281,853)	7,964,019
Total investment income	41,458,787	(4,054,309)	37,404,478
Part I incentive fee	4,587,918	(752,568)	3,835,350
Part II incentive fee	(54,826)	(711,726)	(766,552)
Net expenses	17,993,008	(1,464,294)	16,528,714
Net investment income	23,465,779	(2,590,015)	20,875,764
Net realized and unrealized loss on investments	(9,305,322)	4,054,309	(5,251,013)
Net increase in net assets resulting from operations	$14,160,457	$1,464,294	$15,624,751
Total investment income per common share	$1.41	$(0.14)	$1.27
Net investment income per common share	$0.80	$(0.09)	$0.71
Earnings per common share	$0.48	$0.05	$0.53

	March 31, 2015
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part I incentive fee payable	$1,161,808	$(1,875,391)	$(713,583)
Part II incentive fee payable	—	733,753	733,753
Total liabilities	306,914,284	(1,141,638)	305,772,646
Net Assets:
Net realized and unrealized gain (loss) on investments	(5,103,100)	8,501,882	3,398,782
Accumulated overdistributed net investment income	(2,266,903)	(7,360,244)	(9,627,147)
Total net assets	367,026,481	1,141,638	368,168,119
Total liabilities and net assets	673,940,765	—	673,940,765
Net asset value per common share at period end	$12.46	$0.03	$12.49

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$9,626,673	$262,328	$9,889,001
Fee income	2,265,158	(813,000)	1,452,158
Total investment income	11,891,831	(550,672)	11,341,159
Part I incentive fee	1,161,808	(221,813)	939,995
Part II incentive fee	—	78,444	78,444
Net expenses	5,190,173	(143,369)	5,046,804
Net investment income	6,701,658	(407,303)	6,294,355
Net realized and unrealized gain (loss) on investments	(158,452)	550,672	392,220
Net increase in net assets resulting from operations	6,543,206	143,369	6,686,575
Total investment income per common share	$0.40	$(0.02)	$0.38
Net investment income per common share	$0.23	$(0.02)	$0.21
Earnings per common share	$0.22	$0.01	$0.23

	Six months ended March 31, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$17,514,392	$640,073	$18,154,465
Fee income	10,237,804	(5,127,967)	5,109,837
Total investment income	27,752,196	(4,487,894)	23,264,302
Part I incentive fee	3,754,403	(1,027,014)	2,727,389
Part II incentive fee	(54,826)	(123,871)	(178,697)
Net expenses	10,625,330	(1,150,885)	9,474,445
Net investment income	17,126,866	(3,337,009)	13,789,857
Net realized and unrealized loss on investments	(5,107,250)	4,487,894	(619,356)
Net increase in net assets resulting from operations	12,019,616	1,150,885	13,170,501
Total investment income per common share	$0.94	$(0.15)	$0.79
Net investment income per common share	$0.58	$(0.11)	$0.47
Earnings per common share	$0.41	$0.04	$0.45

	December 31, 2014
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part I incentive fee payable	$2,592,595	$(1,653,578)	$939,017
Part II incentive fee payable	—	655,309	655,309
Total liabilities	266,554,412	(998,269)	265,556,143
Net Assets:
Net realized and unrealized gain (loss) on investments	(4,944,648)	7,951,210	3,006,562
Accumulated overdistributed net investment income	(128,531)	(6,952,941)	(7,081,472)
Total net assets	369,323,305	998,269	370,321,574
Total liabilities and net assets	635,877,717	—	635,877,717
Net asset value per common share at period end	$12.53	$0.04	$12.57

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended December 31, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$7,887,719	$377,745	$8,265,464
Fee income	7,972,646	(4,314,967)	3,657,679
Total investment income	15,860,365	(3,937,222)	11,923,143
Part I incentive fee	2,592,595	(805,201)	1,787,394
Part II incentive fee	(54,826)	(202,315)	(257,141)
Net expenses	5,435,157	(1,007,516)	4,427,641
Net investment income	10,425,208	(2,929,706)	7,495,502
Net realized and unrealized loss on investments	(4,948,798)	3,937,222	(1,011,576)
Net increase in net assets resulting from operations	5,476,410	1,007,516	6,483,926
Total investment income per common share	$0.54	$(0.14)	$0.40
Net investment income per common share	$0.35	$(0.10)	$0.25
Earnings per common share	$0.19	$0.03	$0.22

	September 30, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Liabilities:
Part I incentive fee payable	$926,180	$(848,377)	$77,803
Part II incentive fee payable	54,826	857,624	912,450
Total liabilities	39,818,419	9,247	39,827,666
Net Assets:
Net realized and unrealized gain on investments	4,150	4,013,988	4,018,138
Accumulated overdistributed net investment income	(1,713,709)	(4,023,235)	(5,736,944)
Total net assets	372,686,925	(9,247)	372,677,678
Total liabilities and net assets	412,505,344	—	412,505,344
Net asset value per common share at period end	$12.65	$—	$12.65

	Three months ended September 30, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$3,278,023	$168,324	$3,446,347
Fee income	3,006,921	(1,535,415)	1,471,506
Total investment income	6,284,944	(1,367,091)	4,917,853
Part I incentive fee	926,180	(273,418)	652,762
Part II incentive fee	54,826	413,901	468,727
Net expenses	2,480,176	140,484	2,620,660
Net investment income	3,804,768	(1,507,575)	2,297,193
Net realized and unrealized gain on investments	702,416	1,367,091	2,069,507
Net increase in net assets resulting from operations	4,507,184	(140,484)	4,366,700
Total investment income per common share	$0.37	$(0.08)	$0.29
Net investment income per common share	$0.22	$(0.09)	$0.13
Earnings per common share	$0.26	$—	$0.26

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2014
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part I incentive fee payable	$349,835	$(574,959)	$(225,124)
Part II incentive fee payable	—	443,722	443,722
Total liabilities	107,825,584	(131,237)	107,694,347
Net Assets:
Net realized and unrealized gain (loss) on investments	(428,285)	2,646,897	2,218,612
Accumulated undistributed (overdistributed) net investment income	1,264,649	(2,515,660)	(1,251,011)
Total net assets	100,837,884	131,237	100,969,121
Total liabilities and net assets	208,663,468	—	208,663,468
Net asset value per common share at period end	$15.13	$0.02	$15.15

	Three months ended June 30, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$2,979,382	$66,306	$3,045,688
Fee income	866,030	(868,652)	(2,622)
Total investment income	3,845,412	(802,346)	3,043,066
Part I incentive fee	349,835	(349,835)	—
Part II incentive fee	—	146,525	146,525
Net expenses	1,982,900	(203,310)	1,779,590
Net investment income	1,862,512	(599,036)	1,263,476
Net realized and unrealized gain (loss) on investments	(69,719)	802,346	732,627
Net increase in net assets resulting from operations	1,792,793	203,310	1,996,103
Total investment income per common share	$0.58	$(0.12)	$0.46
Net investment income per common share	$0.28	$(0.09)	$0.19
Earnings per common share	$0.27	$0.03	$0.30

	Nine months ended June 30, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$6,852,546	$178,090	$7,030,636
Fee income	2,705,129	(2,136,944)	568,185
Total investment income	9,557,675	(1,958,854)	7,598,821
Part I incentive fee	630,432	(574,959)	55,473
Part II incentive fee	—	306,114	306,114
Net expenses	4,400,979	(268,845)	4,132,134
Net investment income	5,156,696	(1,690,009)	3,466,687
Net realized and unrealized gain (loss) on investments	(428,285)	1,958,854	1,530,569
Net increase in net assets resulting from operations	4,728,411	268,845	4,997,256
Total investment income per common share	$1.43	$(0.29)	$1.14
Net investment income per common share	$0.77	$(0.25)	$0.52
Earnings per common share	$0.71	$0.04	$0.75

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2014
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part I incentive fee payable	$280,597	$(225,124)	$55,473
Part II incentive fee payable	—	297,197	297,197
Total liabilities	91,615,468	72,073	91,687,541
Net Assets:
Net realized and unrealized gain (loss) on investments	(358,566)	1,844,551	1,485,985
Accumulated undistributed (overdistributed) net investment income	1,202,165	(1,916,624)	(714,459)
Total net assets	100,845,119	(72,073)	100,773,046
Total liabilities and net assets	192,460,587	—	192,460,587
Net asset value per common share at period end	$15.13	$(0.01)	$15.12

	Three months ended March 31, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$2,568,065	$74,279	$2,642,344
Fee income	837,855	(570,278)	267,577
Total investment income	3,405,920	(495,999)	2,909,921
Part I incentive fee	280,597	(225,124)	55,473
Part II incentive fee	—	81,849	81,849
Net expenses	1,615,206	(143,275)	1,471,931
Net investment income	1,790,714	(352,724)	1,437,990
Net realized and unrealized gain (loss) on investments	(86,752)	495,999	409,247
Net increase in net assets resulting from operations	1,703,962	143,275	1,847,237
Total investment income per common share	$0.51	$(0.07)	$0.44
Net investment income per common share	$0.27	$(0.05)	$0.22
Earnings per common share	$0.26	$0.02	$0.28

	Six months ended March 31, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$3,873,164	$111,784	$3,984,948
Fee income	1,839,099	(1,268,292)	570,807
Total investment income	5,712,263	(1,156,508)	4,555,755
Part I incentive fee	280,597	(225,124)	55,473
Part II incentive fee	—	159,588	159,588
Net expenses	2,418,078	(65,536)	2,352,542
Net investment income	3,294,185	(1,090,972)	2,203,213
Net realized and unrealized gain (loss) on investments	(358,566)	1,156,508	797,942
Net increase in net assets resulting from operations	2,935,619	65,536	3,001,155
Total investment income per common share	$0.86	$(0.18)	$0.68
Net investment income per common share	$0.49	$(0.16)	$0.33
Earnings per common share	$0.44	$0.01	$0.45

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part II incentive fee payable	$—	$215,348	$215,348
Total liabilities	40,364,770	215,348	40,580,118
Net Assets:
Net realized and unrealized gain (loss) on investments	(271,814)	1,348,552	1,076,738
Accumulated undistributed (overdistributed) net investment income	944,810	(1,563,900)	(619,090)
Total net assets	100,674,516	(215,348)	100,459,168
Total liabilities and net assets	141,039,286	—	141,039,286
Net asset value per common share at period end	$15.10	$(0.03)	$15.07

	Three months ended December 31, 2013
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$1,305,099	$37,505	$1,342,604
Fee income	1,001,244	(698,014)	303,230
Total investment income	2,306,343	(660,509)	1,645,834
Part II incentive fee	—	77,739	77,739
Net expenses	802,870	77,739	880,609
Net investment income	1,503,473	(738,248)	765,225
Net realized and unrealized gain (loss) on investments	(271,814)	660,509	388,695
Net increase in net assets resulting from operations	1,231,659	(77,739)	1,153,920
Total investment income per common share	$0.35	$(0.10)	$0.25
Net investment income per common share	$0.23	$(0.12)	$0.11
Earnings per common share	$0.18	$(0.01)	$0.17

	September 30, 2013
Consolidated Statement of Assets and Liabilities:	As previously reported	Adjustment	As revised
Liabilities:
Part II incentive fee payable	$—	$137,609	$137,609
Total liabilities	607,166	137,609	744,775
Net Assets:
Net realized and unrealized gain on investments	—	688,043	688,043
Accumulated undistributed net investment income	841,358	(825,652)	15,706
Total net assets	100,842,878	(137,609)	100,705,269
Total liabilities and net assets	101,450,044	—	101,450,044
Net asset value per common share at period end	$15.13	$(0.02)	$15.11

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Period from June 29, 2013 through September 30, 2013
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$436,012	$20,405	$456,417
Fee income	708,448	(708,448)	—
Total investment income	1,144,460	(688,043)	456,417
Part II incentive fee	—	137,609	137,609
Net expenses	303,102	137,609	440,711
Net investment income	841,358	(825,652)	15,706
Net realized and unrealized gain on investments	—	688,043	688,043
Net increase in net assets resulting from operations	841,358	(137,609)	703,749
Total investment income per common share	$0.22	$(0.13)	$0.09
Net investment income per common share	$0.16	$(0.16)	$—
Earnings per common share	$0.16	$(0.03)	$0.13
Note 15. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2015.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2015
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$1,770,130	$—	$53,095,597	$(492,251)	$52,603,346
87.5% equity interest (5)	730,625	—	5,882,376	(1,328,801)	4,553,575
Total Control Investments	$2,500,755	$—	$58,977,973	$(1,821,052)	$57,156,921
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

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on Investments and accrued interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

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

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weakness in internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 due to the material weakness described below.
Material Weakness in Internal Control over Financial Reporting
Management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, the Company’s policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which led to the revision of 2013, 2014 and 2015 financial information.

These control deficiencies, in the aggregate, could result in misstatements of accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute a material weakness. However, management has determined that the foregoing material weakness did not result in a material misstatement in the consolidated annual or interim financial statements in the year ended September 30, 2015. In light of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
We have taken and will take a number of actions to remediate this material weakness including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Item 9B. Other Information
None.
PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
1. Financial Statements

Page
Report of Independent Registered Public Accounting Firm	76
Consolidated Statements of Assets and Liabilities as of September 30, 2015 and September 30, 2014	77
Consolidated Statements of Operations for the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	78
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	79
Consolidated Statements of Cash Flows for the years ended September 30, 2015 and September 30, 2014 and the period from June 29, 2013 (commencement of operations) through September 30, 2013	80
Consolidated Schedule of Investments as of September 30, 2015	81
Consolidated Schedule of Investments as of September 30, 2014	88
Notes to Consolidated Financial Statements	93

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	130

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
4.2
Indenture among FS Senior Funding Ltd., as issuer, FS Senior Funding CLO LLC, as co-issuer, and Wells Fargo Bank, National Association, as trustee, dated as of May 28, 2015 (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on June 3, 2015).

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

10.11
Loan and Security Agreement by and among Fifth Street Senior Floating Rate Corp., FS Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 21, 2015).

10.12
Loan Sale Agreement by and between Fifth Street Senior Floating Rate Corp. and FS Senior Funding II LLC, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 21, 2015).

10.13
Administration Agreement by and between Registrant and FSC CT LLC dated as of January 1, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on February 9, 2015

10.14
Amendment No. 3 to the Amended and Restated Credit Agreement by and among the lenders referred to therein, FS Senior Funding LLC, Natixis, New York Branch, and U.S. Bank National Association, dated as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on May 11, 2015.

10.15
Class A-R Note Purchase Agreement, by and among FS Senior Funding Ltd., as issuer, FS Senior Funding CLO LLC, as co-issuer, Natixis, New York Branch, as Class A-R Note Agent, and each of the Class A-R Noteholders parties thereto, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015.

10.16
Master Transfer Agreement by and between Fifth Street Senior Floating Rate Corp., as the seller, and FS Senior Funding Ltd., as the buyer, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015.

10.17
Collateral Management Agreement by and between FS Senior Funding Ltd., as issuer, and Fifth Street Senior Floating Rate Corp., as collateral manager, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015.

10.18
Sub-Advisory Agreement between Fifth Street Senior Floating Rate Corp., as collateral manager, and Fifth Street Management LLC, as sub-advisor, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015.

11.1	Computation of Per Share Earnings (included in the Notes to the Financial Statements contained in this report).
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
Date: December 14, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVELIN M. DIMITROV Ivelin M. Dimitrov	Chief Executive Officer (principal executive officer)	December 14, 2015

/s/ STEVEN M. NOREIKA Steven M. Noreika	Chief Financial Officer (principal financial officer and principal accounting officer)	December 14, 2015

/s/ TODD G. OWENS Todd G. Owens	President	December 14, 2015

/s/ BERNARD D. BERMAN Bernard D. Berman	Chairman	December 14, 2015

/s/ BRIAN S. DUNN Brian S. Dunn	Director	December 14, 2015

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	December 14, 2015

/s/ JEFFREY R. KAY Jeffrey R. Kay	Director	December 14, 2015

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	December 14, 2015