Form 10-Q
period 2015-12-31
Fifth Street Senior Floating Rate Corp.
filed 2016-02-09
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of February 9, 2016.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost December 31, 2015: $60,815,474; cost September 30, 2015: $58,977,973)	$55,243,930	$57,156,921
Non-control/Non-affiliate investments (cost December 31, 2015: $573,264,001; cost September 30, 2015: $574,538,984)	548,711,905	566,490,553
Total investments at fair value (cost December 31, 2015: $634,079,475; cost September 30, 2015: $633,516,957)	603,955,835	623,647,474
Cash and cash equivalents	13,145,865	41,433,301
Restricted cash	7,346,098	11,258,796
Interest, dividends and fees receivable	3,535,034	2,783,379
Due from portfolio companies	209,312	11,587
Receivables from unsettled transactions	11,427,161	13,541,056
Deferred financing costs	4,799,894	5,001,675
Other assets	62,567	33,216
Total assets	$644,481,766	$697,710,484
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,882,712	$1,964,249
Base management fee and incentive fee payable	859,209	2,055,179
Due to FSC CT	379,846	379,641
Interest payable	1,538,385	1,669,012
Distributions payable	2,210,008	—
Payables from unsettled transactions	11,393,092	11,809,500
Credit facilities payable	109,226,800	136,659,800
Notes payable	182,331,000	186,366,000
Total liabilities	309,821,052	340,903,381
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at December 31, 2015 and September 30, 2015	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments	(30,123,640)	(9,869,483)
Net realized gain on investments	1,745,950	1,800,070
Accumulated overdistributed net investment income	(11,252,198)	(9,414,086)
Total net assets (equivalent to $11.36 and $12.11 per common share at December 31, 2015 and September 30, 2015, respectively) (Note 13)	334,660,714	356,807,103
Total liabilities and net assets	$644,481,766	$697,710,484
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2015	Three months ended December 31, 2014 (see Note 2)
Interest income:
Control investments	$1,120,491	$—
Non-control/Non-affiliate investments	11,005,597	8,261,529
Interest on cash and cash equivalents	20,399	3,935
Total interest income	12,146,487	8,265,464
PIK interest income:
Non-control/Non-affiliate investments	17,161	—
Total PIK interest income	17,161	—
Fee income:
Non-control/Non-affiliate investments	1,312,607	3,657,679
Total fee income	1,312,607	3,657,679
Dividend and other income:
Control investments	437,500	—
Total dividend and other income	437,500	—
Total investment income	13,913,755	11,923,143
Expenses:
Base management fee	1,586,192	1,156,911
Part I incentive fee	1,748,812	1,787,394
Part II incentive fee	—	(257,141)
Professional fees	722,803	309,786
Board of Directors fees	168,650	98,250
Interest expense	2,273,433	886,155
Administrator expense	185,000	246,135
General and administrative expenses	226,947	200,151
Total expenses	6,911,837	4,427,641
Net investment income	7,001,918	7,495,502
Unrealized appreciation (depreciation) on investments:
Control investments	(3,750,492)	—
Non-control/Non-affiliate investments	(16,503,665)	(1,439,578)
Net unrealized depreciation on investments	(20,254,157)	(1,439,578)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(54,120)	428,002
Net realized gain (loss) on investments	(54,120)	428,002
Net increase (decrease) in net assets resulting from operations	$(13,306,359)	$6,483,926
Net investment income per common share — basic and diluted	$0.24	$0.25
Earnings (loss) per common share — basic and diluted	$(0.45)	$0.22
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768
Distributions per common share (Note 6)	$0.30	$0.30

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2015	Three months ended December 31, 2014 (see Note 2)
Operations:
Net investment income	$7,001,918	$7,495,502
Net unrealized depreciation on investments	(20,254,157)	(1,439,578)
Net realized gain (loss) on investments	(54,120)	428,002
Net increase (decrease) in net assets resulting from operations	(13,306,359)	6,483,926
Stockholder transactions:
Distributions to stockholders	(8,840,030)	(8,840,030)
Net decrease in net assets from stockholder transactions	(8,840,030)	(8,840,030)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	319,856	242,678
Repurchases of common stock under dividend reinvestment plan	(319,856)	(242,678)
Net increase in net assets from capital share transactions	—	—
Total decrease in net assets	(22,146,389)	(2,356,104)
Net assets at beginning of period	356,807,103	372,677,678
Net assets at end of period	$334,660,714	$370,321,574
Net asset value per common share	$11.36	$12.57
Common shares outstanding at end of period	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2015	Three months ended December 31, 2014 (see Note 2)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(13,306,359)	$6,483,926
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	20,254,157	1,439,578
Net realized (gain) loss on investments	54,120	(428,002)
PIK interest income	(17,161)	—
Recognition of fee income	(1,312,607)	(3,657,679)
Accretion of original issue discount on investments	(557,498)	(420,921)
Amortization of deferred financing costs	201,781	79,762
Changes in operating assets and liabilities:
Fee income received	1,398,382	3,810,252
(Increase) decrease in restricted cash	3,912,698	(993,405)
Increase in interest and fees receivable	(751,655)	(613,969)
(Increase) decrease in due from portfolio companies	(197,725)	50,937
(Increase) decrease in receivables from unsettled transactions	2,113,895	(22,245,540)
Increase in other assets	(29,351)	(32,136)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(81,537)	1,143,179
Increase (decrease) in base management fee and incentive fee payable	(1,195,970)	1,285,547
Increase in due to FSC CT	205	139,264
Increase (decrease) in interest payable	(130,627)	440,342
Increase (decrease) in payables from unsettled transactions	(416,408)	37,872,500
Purchases of investments and net revolver activity	(132,415,573)	(438,959,301)
Principal payments applied to investments (scheduled payments)	2,574,842	2,384,401
Principal payments applied to investments (payoffs)	52,825,096	11,750,000
Proceeds from the sale of investments	76,887,881	128,228,815
Net cash provided (used) by operating activities	9,810,586	(272,242,450)
Financing activities:
Distributions paid in cash	(6,310,166)	(8,648,937)
Borrowings under credit facilities	4,267,000	259,000,000
Repayments of borrowings under credit facilities	(31,700,000)	(74,152,354)
Proceeds from issuance of notes payable	12,215,000	—
Repayments of notes payable	(16,250,000)	—
Repurchases of common stock under dividend reinvestment plan	(319,856)	(191,093)
Deferred financing costs paid	—	(1,019,000)
Net cash provided (used) by financing activities	(38,098,022)	174,988,616
Net decrease in cash and cash equivalents	(28,287,436)	(97,253,834)
Cash and cash equivalents, beginning of period	41,433,301	107,429,760
Cash and cash equivalents, end of period	$13,145,865	$10,175,926
Supplemental information:
Cash paid for interest	$2,202,279	$397,047
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$319,856	$191,093
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (7)(8)(12)		$54,749,347	$54,749,348	$53,531,179
87.5% equity interest (7)			6,066,126	1,712,751
			60,815,474	55,243,930
Total Control Investments (16.5% of net assets)			$60,815,474	$55,243,930
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		$4,437,496	4,358,329	4,104,683
			4,358,329	4,104,683
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)(13)		11,818,486	11,678,250	11,369,383
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	970,250	956,250
			12,648,500	12,325,633
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)(11)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(9)(13)		5,726,250	5,435,803	4,145,805
			5,435,803	4,145,805
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2020 (8)(13)		8,787,309	8,738,415	8,787,089
			8,738,415	8,787,089
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,900,000	4,892,804	4,630,500
			4,892,804	4,630,500
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,301,665	2,252,004
			2,301,665	2,252,004
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(10)(13)		19,821,886	19,821,886	19,500,556
			19,821,886	19,500,556
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(13)		3,430,000	3,401,403	3,344,250
			3,401,403	3,344,250
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(10)(13)		8,337,000	8,283,733	8,222,366
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	983,095	980,000
			9,266,828	9,202,366
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (8)(10)(13)		$11,880,000	$11,476,816	$8,078,400
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,605,257	2,649,496
			19,082,073	10,727,896
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)(13)		9,800,000	9,800,000	9,442,764
			9,800,000	9,442,764
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		7,082,539	7,082,539	7,014,412
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		1,411,496	1,411,496	1,369,248
			8,494,035	8,383,660
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(13)		4,781,250	4,758,750	4,763,320
			4,758,750	4,763,320
B&H Education, Inc. (see Note 15)	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(14)		5,686,571	5,686,571	3,726,200
			5,686,571	3,726,200
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (8)		1,250,000	1,238,170	1,205,206
			1,238,170	1,205,206
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		4,069,444	4,038,624	4,003,316
			4,038,624	4,003,316
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		3,380,000	3,286,268	3,177,200
			3,286,268	3,177,200
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (8)(13)		6,690,833	6,690,833	6,671,330
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 7/7/2022 (8)(13)		8,000,000	8,000,000	7,930,000
			14,690,833	14,601,330
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)(13)		13,421,981	13,242,245	13,354,871
			13,242,245	13,354,871
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)		5,384,005	5,351,832	5,316,705
			5,351,832	5,316,705
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,704,932	3,665,459	3,575,259
			3,665,459	3,575,259
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		$5,881,554	$5,739,890	$5,286,124
35.5263 Common Stock Warrants (7)			—	154,314
			5,739,890	5,440,438
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)		6,912,500	6,781,250	6,845,553
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)		3,000,000	2,907,365	2,895,000
			9,688,615	9,740,553
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(10)		5,925,000	5,901,786	5,925,000
			5,901,786	5,925,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(10)(13)		19,821,886	19,560,204	19,630,728
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(37,195)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	819,333
			20,023,009	20,450,061
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)		6,023,750	5,936,317	6,016,220
			5,936,317	6,016,220
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(10)(13)		15,808,436	15,737,968	15,519,519
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(11)			(1,317)	—
			15,736,651	15,519,519
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)(13)		3,960,000	3,960,000	3,857,324
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)(11)			—	—
			3,960,000	3,857,324
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (8)(10)(13)		20,000,000	19,045,455	18,300,000
			19,045,455	18,300,000
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)(10)		2,559,113	2,534,572	2,487,138
			2,534,572	2,487,138
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		$5,346,000	$5,284,333	$5,051,970
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	277,200
			5,564,333	5,329,170
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(10)(13)		6,400,000	6,331,431	6,312,000
			6,331,431	6,312,000
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)		6,785,308	6,712,227	6,581,748
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,500,000	1,500,000	1,455,000
			8,212,227	8,036,748
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)(13)		7,000,000	7,000,000	6,852,106
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)(11)			—	—
			7,000,000	6,852,106
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)(10)		7,979,700	7,576,601	7,271,502
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)		1,272,000	1,272,000	1,176,600
			8,848,601	8,448,102
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(10)(13)		17,200,472	17,072,980	16,782,148
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		600,000	565,344	600,000
			17,638,324	17,382,148
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(10)(13)		8,147,152	8,035,641	7,731,647
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)(10)		6,435,000	6,160,298	6,019,396
			14,195,939	13,751,043
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(13)		4,293,403	4,121,901	4,215,585
			4,121,901	4,215,585
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)(10)(13)		19,680,542	19,661,876	12,567,891
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)		1,200,000	1,198,667	766,216
			20,860,543	13,334,107
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(10)(13)		10,085,815	10,056,976	9,999,207
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(11)			(2,060)	—
			10,054,916	9,999,207
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(10)(13)		14,527,500	14,524,810	14,404,957
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(240)	—
			14,524,570	14,404,957
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(10)(13)		$13,668,333	$13,668,333	$12,880,135
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)(11)			—	—
			13,668,333	12,880,135
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,523,868	4,340,511	4,478,630
			4,340,511	4,478,630
Research Now Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (8)(13)		1,721,875	1,700,347	1,704,656
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)(10)		4,000,000	3,947,143	3,880,000
			5,647,490	5,584,656
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(10)(13)		13,580,000	13,580,000	13,478,550
			13,580,000	13,478,550
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(10)(13)		16,047,619	16,047,619	15,999,899
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(10)		859,142	859,142	856,911
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		620,878	620,878	616,162
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(11)			—	—
			17,527,639	17,472,972
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(10)(13)		19,850,000	19,835,465	19,566,641
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)			(1,263)	—
			19,834,202	19,566,641
TWCC Holding Corp.	Specialized consumer services
First Lien Term Loan B1, LIBOR+5% (0.75% floor) cash due 2/11/2020 (8)(13)		6,352,000	6,296,982	6,355,398
			6,296,982	6,355,398
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,997,500	3,923,310	3,977,513
			3,923,310	3,977,513
Retail Solutions Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.25% (0.75% floor) cash due 6/23/2022 (8)(13)		5,970,000	5,917,667	5,940,150
			5,917,667	5,940,150
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(10)(13)		30,541,464	30,529,129	30,541,463
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(11)			(1,821)	—
			30,527,308	30,541,463
Too Faced Cosmetics, LLC	Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(13)		5,955,000	5,955,000	5,909,136
			5,955,000	5,909,136
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,970,000	11,970,000	11,962,457
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)(11)			—	—
			11,970,000	11,962,457
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (8)		1,446,358	1,432,342	1,439,126
			1,432,342	1,439,126
Poseidon Merger Sub, Inc.	Advertising
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/15/2022 (8)(13)		3,990,000	3,980,595	3,950,100
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,983,609	6,956,181
			10,964,204	10,906,281
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		$5,985,000	$5,930,556	$5,935,115
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,971,923	2,995,855
			8,902,479	8,930,970
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,850,633	3,841,645	3,831,380
			3,841,645	3,831,380
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		9,975,000	9,829,889	9,830,274
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		333,333	318,822	328,333
			10,148,711	10,158,607
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)		7,719,115	7,573,356	7,603,329
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)(11)			(15,529)	—
			7,557,827	7,603,329
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)		2,000,000	1,980,714	1,980,000
			1,980,714	1,980,000
Sundial Group Holdings LLC	Personal products
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 10/19/2021 (8)		4,000,000	3,922,254	4,000,000
			3,922,254	4,000,000
TruckPro LLC	Auto parts & equipment
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/6/2018 (8)		1,980,000	1,980,000	1,977,228
			1,980,000	1,977,228
RSC Acquisition, Inc.	Insurance brokers
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 11/30/2022 (8)		3,512,195	3,477,496	3,490,244
Delayed Draw Term Loan, LIBOR+5.25% (1% floor) cash due 11/30/2022 (8)(11)			(4,819)	—
			3,472,677	3,490,244
Integro Parent Inc.	Insurance brokers
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 10/31/2022 (8)		4,342,593	4,171,007	4,234,028
Delayed Draw Term Loan, LIBOR+5.75% (1% floor) cash due 10/31/2022 (8)		657,407	631,432	640,972
			4,802,439	4,875,000
Falmouth Group Holdings Corp.	Specialty chemicals
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 12/13/2021 (8)		5,000,000	4,950,694	5,000,000
			4,950,694	5,000,000
Total Non-Control/Non-Affiliate Investments (164.0% of net assets)			$573,264,001	$548,711,905
Total Portfolio Investments (180.5% of net assets)			$634,079,475	$603,955,835
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2015
(unaudited)

(1)	All debt investments are income producing unless otherwise noted. Equity investments are non-income producing unless otherwise noted.

(2)	See Note 4 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the Investment Company Act of 1940, as amended ("1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments generally are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

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

Portfolio Company	Effective date	Cash interest	Reason
TrialCard Incorporated	November 3, 2015	- 0.75% on Term Loan and Revolver	Tier pricing per loan agreement
Smile Brands Group Inc.	October 30, 2015	+ 1.50% on First Lien Term Loan B	Per loan amendment
Accruent, LLC	November 14, 2014	+ 1.50% on First Lien Term Loan	Per loan amendment

(10)	Investment pledged as collateral under the Company's credit facility, in whole or in part.

(11)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 7 — Borrowings), in whole or in part.

(14)	The Company is currently in negotiations with the borrower to extend the maturity date on this loan.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (7)(8)(12)		$53,095,597	$53,095,597	$52,603,346
87.5% equity interest (7)			5,882,376	4,553,575
			58,977,973	57,156,921
Total Control Investments (16.0% of net assets)			$58,977,973	$57,156,921
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		$4,499,996	4,418,746	4,364,794
			4,418,746	4,364,794
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)(13)		11,851,711	11,701,369	11,481,404
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	969,500	966,665
			12,670,869	12,448,069
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)(11)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(13)		4,900,000	4,825,097	3,448,375
			4,825,097	3,448,375
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2020 (8)(13)		8,809,782	8,756,158	8,831,807
			8,756,158	8,831,807
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,912,500	4,959,398	4,838,813
			4,959,398	4,838,813
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,297,362	2,282,004
			2,297,362	2,282,004
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(10)(13)		19,872,068	19,872,068	19,974,214
			19,872,068	19,974,214
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(13)		3,438,750	3,405,864	3,403,709
			3,405,864	3,403,709
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(10)(13)		8,358,000	8,301,333	8,326,658
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	982,381	990,000
			9,283,714	9,316,658
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (8)(10)(13)		$11,910,000	$11,504,344	$8,763,795
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,605,257	4,427,839
			19,109,601	13,191,634
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(10)(13)		9,825,000	9,825,000	9,819,438
			9,825,000	9,819,438
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		7,100,334	7,100,334	7,085,839
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		610,250	610,250	609,204
			7,710,584	7,695,043
J.A. Cosmetics Holdings, Inc.	Personal products
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 1/31/2019 (8)(13)		4,812,500	4,787,500	4,818,516
			4,787,500	4,818,516
B&H Education, Inc.	Education services
First Lien Term Loan, LIBOR+5.25% (1.5% floor) cash due 5/3/2015 (8)(14)		5,686,571	5,686,571	5,256,256
			5,686,571	5,256,256
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (8)		1,250,000	1,237,500	1,205,206
			1,237,500	1,205,206
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		4,131,944	4,099,489	4,121,614
			4,099,489	4,121,614
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		3,380,000	3,281,969	3,333,525
			3,281,969	3,333,525
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (8)(10)(13)		15,000,000	15,000,000	15,031,275
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 7/7/2022 (8)(10)(13)		8,000,000	8,000,000	8,040,000
			23,000,000	23,071,275
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(10)(13)		13,455,992	13,275,118	13,338,252
			13,275,118	13,338,252
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)		5,397,670	5,363,527	5,367,308
			5,363,527	5,367,308
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,754,945	3,713,056	3,754,945
			3,713,056	3,754,945
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		$5,896,482	$5,746,610	$5,299,540
35.5263 Common Stock Warrants (7)			—	154,706
			5,746,610	5,454,246
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)		6,930,000	6,792,500	6,919,606
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)		3,000,000	2,902,560	2,929,995
			9,695,060	9,849,601
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(10)		5,940,000	5,915,714	5,940,000
			5,915,714	5,940,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(10)(13)		19,872,068	19,590,591	19,868,049
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			—	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	809,394
			20,090,591	20,677,443
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (8)(13)		7,359,375	7,359,375	7,359,375
			7,359,375	7,359,375
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)		6,039,000	5,945,467	5,908,869
			5,945,467	5,908,869
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(10)(13)		16,106,327	16,057,408	16,129,873
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(11)			—	—
			16,057,408	16,129,873
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)		3,970,000	3,970,000	3,867,602
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)(11)			—	—
			3,970,000	3,867,602
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (8)(10)(13)		16,787,500	16,553,740	16,787,500
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (8)(11)			(128)	—
			16,553,612	16,787,500
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)(10)		2,565,575	2,535,124	2,539,919
			2,535,124	2,539,919
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		$5,359,500	$5,295,190	$5,292,506
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	281,400
			5,575,190	5,573,906
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(10)(13)		6,400,000	6,328,892	6,384,000
			6,328,892	6,384,000
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)		6,802,442	6,726,246	6,768,430
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,500,000	1,500,000	1,485,000
			8,226,246	8,253,430
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)(13)		7,000,000	7,000,000	6,988,039
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(10)(11)			—	—
			7,000,000	6,988,039
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)(10)		7,999,800	7,571,941	7,939,802
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)(11)			—	—
			7,571,941	7,939,802
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(10)(13)		17,310,731	17,200,848	17,131,150
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		600,000	567,664	600,000
			17,768,512	17,731,150
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(10)(13)		8,254,351	8,140,683	7,994,339
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)(10)		6,451,250	6,164,940	6,233,520
			14,305,623	14,227,859
Novetta Solutions, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/2/2020 (8)(13)		5,742,000	5,693,114	5,742,000
			5,693,114	5,742,000
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(10)		8,258,500	8,078,315	8,217,208
			8,078,315	8,217,208
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)(10)(13)		19,680,542	19,677,876	17,815,474
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)		1,000,000	999,810	1,000,000
			20,677,686	18,815,474
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(10)(13)		10,085,815	10,080,571	9,947,755
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(11)			(375)	—
			10,080,196	9,947,755
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(10)(13)		14,917,500	14,906,741	14,757,057
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(960)	—
			14,905,781	14,757,057
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(10)(13)		$13,668,333	$13,668,333	$13,665,537
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)(11)			—	—
			13,668,333	13,665,537
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(10)(13)		9,937,500	9,751,027	9,937,500
			9,751,027	9,937,500
Curo Health Services Holdings, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 2/5/2022 (8)(10)		5,392,950	5,344,819	5,410,936
			5,344,819	5,410,936
Research Now Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 3/18/2021 (8)(13)		3,731,250	3,708,681	3,721,922
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)(10)		4,000,000	3,945,000	3,990,000
			7,653,681	7,711,922
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(10)(13)		13,720,000	13,720,000	13,717,288
			13,720,000	13,717,288
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(10)(13)		16,047,619	16,047,619	16,046,254
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(10)		960,356	960,356	966,015
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		618,812	618,812	617,504
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		133,333	133,333	133,333
			17,760,120	17,763,106
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(10)(13)		19,900,000	19,874,564	19,912,601
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)			(2,210)	—
			19,872,354	19,912,601
TWCC Holding Corp.	Specialized consumer services
First Lien Term Loan B1, LIBOR+5% (0.75% floor) cash due 2/11/2020 (8)(13)		6,368,000	6,309,614	6,342,528
			6,309,614	6,342,528
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		4,048,750	3,971,631	4,048,750
			3,971,631	4,048,750
Retail Solutions Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.25% (0.75% floor) cash due 6/23/2022 (8)(13)		5,985,000	5,927,667	5,970,038
			5,927,667	5,970,038
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(10)(13)		17,598,366	17,578,629	17,604,775
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)		1,636,381	1,633,468	1,636,381
			19,212,097	19,241,156
Too Faced Cosmetics, LLC	Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(13)		6,000,000	6,000,000	6,000,000
			6,000,000	6,000,000
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		12,000,000	12,000,000	12,000,000
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)(11)			—	—
			12,000,000	12,000,000
Poseidon Merger Sub, Inc.	Advertising
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/15/2022 (8)(13)		4,000,000	4,000,000	4,000,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,980,768	7,000,000
			10,980,768	11,000,000
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		$6,000,000	$5,942,222	$5,970,000
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,970,769	3,000,000
			8,912,991	8,970,000
Accentcare, Inc.	Healthcare services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/3/2021 (8)		8,000,000	7,921,111	7,960,000
			7,921,111	7,960,000
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,875,316	3,875,316	3,865,628
			3,875,316	3,865,628
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		10,000,000	9,998,007	10,000,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)			(200)	—
			9,997,807	10,000,000
Total Non-Control/Non-Affiliate Investments (158.8% of net assets)			$574,538,984	$566,490,553
Total Portfolio Investments (174.8% of net assets)			$633,516,957	$623,647,474
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

(1)	All debt investments are income producing unless otherwise noted. Equity investments are non-income producing unless otherwise noted.

(2)	See Note 4 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments generally are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

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

Portfolio Company	Effective date	Cash interest	Reason
TrialCard Incorporated	April 1, 2015	- 0.25% on Term Loan and Revolver	Tier pricing per loan agreement
Accruent, LLC	November 14, 2014	+ 1.50% on First Lien Term Loan	Per loan amendment

(10)	Investment pledged as collateral under the Company's credit facility, in whole or in part.

(11)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization, in whole or in part.

(14)	The Company is currently in negotiations with the borrower to extend the maturity date on this loan.

See notes to Consolidated Financial Statements.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Fifth Street Senior Floating Rate Corp. (together with its consolidated subsidiaries, the "Company") is a specialty finance company that is a closed-end, non-diversified management investment company and has elected to be regulated as a business development company under the 1940 Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
The Company's investment objective is to maximize its portfolio's total return by generating current income from its debt investments while seeking to preserve its capital. The Company invests primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. The Company may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies and senior and subordinated loans issued by public companies.
The Company is externally managed by Fifth Street Management LLC (the "Investment Adviser"), a subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded, leading alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for the Company to operate.

Note 2. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
The Company previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the net overpayment of Part I and Part II Incentive Fees paid to the Investment Adviser. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s staff Accounting Bulletin (“SAB”) No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, the Company concluded the cumulative corrections of these errors would be qualitatively material to the Company's quarterly financial statements within in any quarter during the September 30, 2015 fiscal year end. Accordingly, all prior period financial statements since the commencement of operations have been revised in Note 2 and Note 14 to the Consolidated Financial Statements for the year ended September 30, 2015 contained in the Form 10-K. The total immaterial revisions for the three months ended December 31, 2014 were as follows:

	Three months ended December 31, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised
Interest income	$7,887,719	$377,745	$8,265,464
Fee income	7,972,646	(4,314,967)	3,657,679
Total investment income	15,860,365	(3,937,222)	11,923,143
Part I incentive fee	2,592,595	(805,201)	1,787,394
Part II incentive fee	(54,826)	(202,315)	(257,141)
Total expenses	5,435,157	(1,007,516)	4,427,641
Net investment income	10,425,208	(2,929,706)	7,495,502
Net unrealized depreciation on investments	(4,389,006)	2,949,428	(1,439,578)
Net realized gain (loss) on investments	(559,792)	987,794	428,002
Net increase in net assets resulting from operations	$5,476,410	$1,007,516	$6,483,926
Total investment income per common share	$0.54	$(0.14)	$0.40
Net investment income per common share	$0.35	$(0.10)	$0.25
Earnings per common share	$0.19	$0.03	$0.22

	Three months ended December 31, 2014
Consolidated Statement of Changes in Net Assets:	As previously reported	Adjustment	As revised
Net investment income	$10,425,208	$(2,929,706)	$7,495,502
Net unrealized depreciation on investments	(4,389,006)	2,949,428	(1,439,578)
Net realized gain (loss) on investments	(559,792)	987,794	428,002
Net increase in net assets resulting from operations	5,476,410	1,007,516	6,483,926
Total decrease in net assets	(3,363,620)	1,007,516	(2,356,104)
Net assets at beginning of period	372,686,925	(9,247)	372,677,678
Net assets at end of period	$369,323,305	$998,269	$370,321,574
Net asset value per common share at period end	$12.53	$0.04	$12.57

	Three months ended December 31, 2014
Consolidated Statement of Cash Flows:	As previously reported	Adjustment	As revised
Net increase in net assets resulting from operations	$5,476,410	$1,007,516	$6,483,926
Net unrealized depreciation on investments	4,389,006	(2,949,428)	1,439,578
Net realized (gain) loss on investments	559,792	(987,794)	(428,002)
Recognition of fee income	(7,972,646)	4,314,967	(3,657,679)
Accretion of original issue discount on investments	(43,176)	(377,745)	(420,921)
Fee income received	8,125,219	(4,314,967)	3,810,252
Increase in base management fee and incentive fee payable	2,293,063	(1,007,516)	1,285,547
Purchases of investments and net revolver activity	(443,274,268)	4,314,967	(438,959,301)
Net cash used in operating activities	(272,242,450)	—	(272,242,450)
Net decrease in cash and cash equivalents	(97,253,834)	—	(97,253,834)
Cash and cash equivalents, beginning of period	107,429,760	—	107,429,760
Cash and cash equivalents, end of period	$10,175,926	$—	$10,175,926

Note 3. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services-Investment Company ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. Each subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. The subsidiaries hold investments which are treated as pass through entities for tax purposes. The assets of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries.
Since the Company is an investment company, portfolio investments held by the Company and its subsidiaries are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company and its subsidiaries are included on the Statements of Assets and Liabilities as Investments at fair value.

Fair Value Measurements:
The Company values its investments in accordance with FASB ASC 820 Fair Value Measurements and Disclosures ("ASC 820"), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Generally, it is expected that all of the Company's investment securities will be valued using Level 3 inputs. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Company obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. The Company evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Company does not adjust the prices unless it has a reason to believe any such market quotations are not reflective of the fair value of an investment. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, generally including, but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by the Investment Adviser's valuation team in conjunction with the Investment Adviser's portfolio management and capital markets teams;

•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•
Separately, independent valuation firms engaged by the Board of Directors prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to the Investment Adviser and the Audit Committee of the Board of Directors;

•
The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee of the Board of Directors;

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser, and the Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between the Investment Adviser and the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith.
The fair value of each of the Company's investments at December 31, 2015 and September 30, 2015 was determined in good faith by the Board of Directors. In addition, the Company will continue to utilize independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. As of December 31, 2015, 29.3% of the Company's portfolio at fair value was valued by independent valuation firms. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Investment Income:
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the partial loan sales is recorded within interest expense in the Consolidated Statements of Operations.
The Company generally recognizes dividend income on the ex-dividend date.
The Company has one investment in debt securities which contains payment in kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded as income. The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.
Fee income consists of the monthly servicing fees, advisory fees, amendment fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
Cash and Cash Equivalents:
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash, cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.
Restricted Cash:
As of December 31, 2015, included in restricted cash is $7.3 million that was held at U.S. Bank, National Association and Wells Fargo in connection with the Company's credit facility and its 2015 Debt Securitization (as defined in Note 7 — Borrowings). Pursuant to the terms of the credit facility and the 2015 Debt Securitization, the Company is restricted in terms of access to $3.0 million until such time as the Company submits its required monthly reporting schedules. As of December 31, 2015, $4.3 million of restricted cash could only be used for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses in connection with the closing or amending of the Company's credit facilities or debt securitizations, and are capitalized at the time of payment. Deferred financing costs are amortized either using the straight line method or effective interest method over the terms of the respective credit arrangement, as appropriate. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the three months ended December 31, 2015 and December 31, 2014.
Income Taxes:
In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses, or “investment company taxable income,” as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. The Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company did not incur a U.S. federal excise tax for calendar year 2014 and does not expect to incur a U.S. federal excise tax for calendar year 2015. The Company may incur a U.S. federal excise tax in future years.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company holds certain portfolio investments through taxable subsidiaries. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the "source income" requirements contained in the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended December 31, 2015.  The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

Note 4. Portfolio Investments
At December 31, 2015, 180.5% of net assets, or $604.0 million, was invested in 68 portfolio investments, including 16.5% of net assets, or $55.2 million, in subordinated notes and LLC equity interests of FSFR Glick JV LLC ("FSFR Glick JV"), and 6.1% of net assets, or $20.5 million, was in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2015, 174.8% of net assets, or $623.6 million, was invested in 64 portfolio investments and 14.8% of net assets, or $52.7 million, was invested in cash and cash equivalents (including restricted cash). As of December 31, 2015, 90.7% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 8.9% consisted of investments in the subordinated notes of FSFR Glick JV and 0.4% consisted of investments in the LLC equity interests of FSFR Glick JV and other portfolio companies. As of September 30, 2015, 90.7% of the Company's portfolio at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies, 8.4% consisted of investments in the subordinated notes of FSFR Glick JV and 0.9% consisted of investments in the LLC equity interests of FSFR Glick JV and other portfolio companies.
During the three months ended December 31, 2015 and December 31, 2014, the Company recorded net unrealized depreciation of $20.3 million and $1.4 million, respectively. During the three months ended December 31, 2015 and December 31, 2014, the Company recorded net realized losses of $0.1 million and net realized gains of $0.4 million, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's investments as of December 31, 2015 and September 30, 2015 at cost and fair value was as follows:

	December 31, 2015		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$572,764,001	$547,738,258	$574,038,984	$565,526,453
Investments in equity securities (common stock and warrants)	500,000	973,647	500,000	964,100
Debt investment in FSFR Glick JV	54,749,348	53,531,179	53,095,597	52,603,346
Equity investment in FSFR Glick JV	6,066,126	1,712,751	5,882,376	4,553,575
Total	$634,079,475	$603,955,835	$633,516,957	$623,647,474
The following table presents the financial instruments carried at fair value as of December 31, 2015, on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$547,738,258	$547,738,258
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	53,531,179	53,531,179
Investment in equity securities (common stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	2,686,398	2,686,398
Total investments at fair value	$—	$—	$603,955,835	$603,955,835
The following table presents the financial instruments carried at fair value as of September 30, 2015, on the Company's Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$565,526,453	$565,526,453
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	52,603,346	52,603,346
Investment in equity securities (common stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	5,517,675	5,517,675
Total investments at fair value	$—	$—	$623,647,474	$623,647,474

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to December 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$5,517,675	$623,647,474
New investments & net revolver activity	130,578,072	1,653,751	183,750	132,415,573
Redemptions/repayments	(132,287,819)	—	—	(132,287,819)
Net accrual of PIK interest income	17,161	—	—	17,161
Accretion of original issue discount	557,498	—	—	557,498
Net change in unearned income	(85,775)	—	—	(85,775)
Net unrealized depreciation on investments	(16,513,212)	(725,918)	(3,015,027)	(20,254,157)
Net realized loss on investments	(54,120)	—	—	(54,120)
Fair value as of December 31, 2015	$547,738,258	$53,531,179	$2,686,398	$603,955,835
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended December 31, 2015	$(16,125,436)	$(725,918)	$(3,015,027)	$(19,866,381)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to December 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Common Equity/Warrants	Total
Fair value as of September 30, 2014	$299,333,407	$667,990	$300,001,397
New investments & net revolver activity	438,959,301	—	438,959,301
Redemptions/repayments	(142,363,216)	—	(142,363,216)
Accretion of original issue discount	420,921	—	420,921
Net change in unearned income	(152,573)	—	(152,573)
Net unrealized appreciation (depreciation) on investments	(1,411,744)	(27,834)	(1,439,578)
Net realized gain on investments	428,002	—	428,002
Fair value as of December 31, 2014	$595,214,098	$640,156	$595,854,254
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2014 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended December 31, 2014	$(983,742)	$(27,834)	$(1,011,576)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$255,736,359	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.20%
			Tranche specific risk premium / (discount)	(a)	(4.3)%	-	2.3%	(1.9)%
			Size premium	(a)	0.5%	-	1.5%	1.1%
			Industry premium / (discount)	(a)	(2.7)%	-	0.5%	(0.3)%
	19,709,803	Market and income approaches	Weighted average cost of capital		18.0%	-	20.0%	18.5%
			Company specific risk premium	(a)	5.0%	-	10.0%	9.3%
			Revenue growth rate		(21.8)%	-	6.3%	(12.9)%
			EBITDA multiple	(b)	1.1x	-	4.9x	1.4x
	23,692,036	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	248,600,060	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	53,531,179	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	(2.3)%	-	(2.3)%	(2.3)%
FSFR Glick JV equity interests	1,712,751	Net asset value	Net asset value		N/A	-	N/A	N/A
Common equity/warrants	973,647	Market and income approaches	Weighted average cost of capital		17.0%	-	17.0%	17.0%
			Company specific risk premium	(a)	1.0%	-	1.0%	1.0%
			Revenue growth rate		13.1%	-	13.1%	13.1%
			EBITDA multiple	(b)	13.4x	-	13.4x	13.4x
Total	$603,955,835
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) Used when there is an observable transaction or pending event for the investment.
(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$319,401,727	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.03%
			Tranche specific risk premium / (discount)	(a)	(7.5)%	-	6.0%	(0.8)%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium / (discount)	(a)	(2.2)%	-	7.3%	(0.02)%
	246,124,726	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	52,603,346	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	(1.9)%	-	(1.9)%	(1.9)%
FSFR Glick JV equity interests	4,553,575	Net asset value	Net asset value		N/A	-	N/A	N/A
Common equity/warrants	964,100	Market and income approaches	Weighted average cost of capital		17.0%	-	17.0%	17.0%
			Company specific risk premium	(a)	1.0%	-	1.0%	1.0%
			Revenue growth rate		34.3%	-	34.3%	34.3%
			EBITDA multiple	(b)	12.2x	-	12.2x	12.2x
Total	$623,647,474
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
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA multiple. Significant increases or decreases in a portfolio company's weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a significantly higher or lower fair value measurement, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$109,226,800	$109,226,800	$—	$—	$109,226,800
Notes payable	182,331,000	182,331,000	—	—	182,331,000
Total	$291,557,800	$291,557,800	$—	$—	$291,557,800
The carrying value of credit facility payable and notes payable approximates their fair values and are both included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2015		September 30, 2015
Cost:
Senior secured debt	$572,764,001	90.33%	$574,038,984	90.61%
Subordinated notes of FSFR Glick JV	54,749,348	8.63	53,095,597	8.38
LLC equity interests of FSFR Glick JV	6,066,126	0.96	5,882,376	0.93
Purchased equity	500,000	0.08	500,000	0.08
Total	$634,079,475	100.00%	$633,516,957	100.00%
Fair Value:
Senior secured debt	$547,738,258	90.69%	$565,526,453	90.68%
Subordinated notes of FSFR Glick JV	53,531,179	8.86	52,603,346	8.43
LLC equity interests of FSFR Glick JV	1,712,751	0.28	4,553,575	0.73
Purchased equity	819,333	0.14	809,394	0.13
Equity grants	154,314	0.03	154,706	0.03
Total	$603,955,835	100.00%	$623,647,474	100.00%

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

	December 31, 2015		September 30, 2015
Cost:
Northeast U.S.	$228,071,848	35.97%	$215,112,970	33.96%
Southwest U.S.	129,048,081	20.35	124,389,488	19.63
West U.S.	114,093,098	17.99	117,699,067	18.58
Midwest U.S.	74,475,348	11.75	80,106,244	12.64
Southeast U.S.	72,962,595	11.51	80,767,518	12.75
International	15,428,505	2.43	15,441,670	2.44
Total	$634,079,475	100.00%	$633,516,957	100.00%

Fair Value:
Northeast U.S.	$214,004,670	35.43%	$211,240,832	33.87%
Southwest U.S.	127,603,516	21.13	125,336,010	20.10
West U.S.	109,894,290	18.20	116,741,778	18.72
Southeast U.S.	71,669,640	11.87	80,689,139	12.94
Midwest U.S.	65,602,728	10.86	74,335,868	11.92
International	15,180,991	2.51	15,303,847	2.45
Total	$603,955,835	100.00%	$623,647,474	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair values as of December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015		September 30, 2015
Cost:
Internet software & services	$145,824,338	23.00%	$144,406,294	22.79%
Healthcare services	77,953,410	12.29	89,505,451	14.13
Multi-sector holdings	60,815,474	9.59	58,977,973	9.31
Advertising	54,733,757	8.63	43,467,983	6.86
Integrated telecommunication services	29,731,280	4.69	38,058,587	6.01
Specialized consumer services	28,665,756	4.52	28,717,092	4.53
Diversified support services	23,490,306	3.70	29,579,949	4.67
Education services	21,423,222	3.38	21,743,979	3.43
Application software	21,261,179	3.35	21,328,091	3.37
Security & alarm services	17,527,639	2.76	17,760,120	2.80
Personal products	14,636,004	2.31	10,787,500	1.70
Electronic equipment & instruments	13,580,000	2.14	13,720,000	2.17
Data processing & outsourced services	11,565,157	1.82	13,581,348	2.14
Food retail	10,254,741	1.62	10,300,523	1.63
Environmental & facilities services	10,148,711	1.60	9,997,807	1.58
Pharmaceuticals	9,800,000	1.55	9,825,000	1.55
Research & consulting services	9,266,828	1.46	9,283,714	1.47
Food distributors	8,902,479	1.40	8,912,991	1.41
Diversified capital markets	8,738,415	1.38	8,756,158	1.38
Insurance brokers	8,275,116	1.31	—	—
IT consulting & other services	7,963,546	1.26	11,953,631	1.89
Construction and engineering	5,936,317	0.94	5,945,467	0.94
Wireless telecommunication services	5,739,890	0.91	5,746,610	0.91
Specialty chemicals	4,950,694	0.78	—	—
Healthcare technology	4,892,804	0.77	4,959,398	0.78
Oil & gas equipment & services	4,358,329	0.69	4,418,746	0.70
Computer hardware	4,038,624	0.64	4,099,489	0.65
Industrial machinery	3,960,000	0.62	3,970,000	0.63
Fertilizers & agricultural chemicals	3,665,459	0.59	3,713,056	0.57
Auto parts & equipment	1,980,000	0.30	—	—
Total	$634,079,475	100.00%	$633,516,957	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015		September 30, 2015
Fair Value:
Internet software & services	$134,316,045	22.24%	$139,324,155	22.34%
Healthcare services	68,568,847	11.35	86,013,066	13.79
Multi-sector holdings	55,243,930	9.15	57,156,921	9.16
Advertising	54,802,615	9.07	43,579,408	6.99
Integrated telecommunication services	29,658,588	4.91	38,288,184	6.14
Specialized consumer services	28,409,177	4.70	28,795,048	4.62
Diversified support services	23,078,377	3.82	29,476,672	4.73
Application software	21,655,267	3.59	21,882,649	3.51
Education services	19,245,719	3.19	21,386,129	3.43
Security & alarm services	17,472,972	2.89	17,763,106	2.85
Personal products	14,672,456	2.43	10,818,516	1.73
Electronic equipment & instruments	13,478,550	2.23	13,717,288	2.20
Data processing & outsourced services	11,524,806	1.91	13,681,960	2.19
Food retail	10,289,513	1.70	10,432,750	1.67
Environmental & facilities services	10,158,607	1.68	10,000,000	1.60
Pharmaceuticals	9,442,764	1.56	9,819,438	1.57
Research & consulting services	9,202,366	1.52	9,316,658	1.49
Food distributors	8,930,970	1.48	8,970,000	1.44
Diversified capital markets	8,787,089	1.45	8,831,807	1.42
Insurance brokers	8,365,244	1.39	—	—
IT consulting & other services	8,046,965	1.33	12,082,836	1.94
Construction and engineering	6,016,220	1.00	5,908,869	0.95
Wireless telecommunication services	5,440,438	0.90	5,454,246	0.87
Specialty chemicals	5,000,000	0.83	—	—
Healthcare technology	4,630,500	0.77	4,838,813	0.78
Oil & gas equipment & services	4,104,683	0.68	4,364,794	0.70
Computer hardware	4,003,316	0.66	4,121,614	0.66
Industrial machinery	3,857,324	0.64	3,867,602	0.62
Fertilizers & agricultural chemicals	3,575,259	0.59	3,754,945	0.61
Auto parts & equipment	1,977,228	0.34	—	—
Total	$603,955,835	100.00%	$623,647,474	100.00%
The Company's investments are generally in middle market companies in a variety of industries. At both December 31, 2015 and September 30, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2015, the Company’s investment in FSFR Glick JV LLC produced investment income of $1.6 million, which represented 11.2% of total investment income. For the three months ended December 31, 2014, the Company’s investment in Teaching Strategies, LLC produced investment income of $1.4 million, which represented 11.6% of total investment income. No other individual investment produced investment income that exceeded 10% of total investment income for the three months ended December 31, 2015 or December 31, 2014.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of the FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to the FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of December 31, 2015, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of December 31, 2015 and September 30, 2015, FSFR Glick JV had total assets of $199.4 million and $190.4, respectively. The Company's investment in FSFR Glick JV consisted of LLC equity interests of $1.7 million and Subordinated Notes of $53.5 million, at fair value as of December 31, 2015. As of September 30, 2015, the Company's investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 29 and 29 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2015 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of December 31, 2015 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $69.3 million and $67.4 million in aggregate commitments were funded as of December 31, 2015 and September 30, 2015, respectively, of which $60.6 million and $59.0 million, respectively, was from the Company. As of December 31, 2015, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $24.2 million was unfunded. As of December 31, 2015, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.7 million was unfunded. As of September 30, 2015, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of December 31, 2015 and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of December 31, 2015 and September 30, 2015. Under the Credit Suisse facility, $129.6 million and $122.4 million of borrowings were outstanding as of December 31, 2015 and September 30, 2015, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Senior secured loans (1)	$191,880,606	$186,764,451
Weighted average current interest rate on senior secured loans (2)	6.88%	6.93%
Number of borrowers in FSFR Glick JV	29	29
Largest loan exposure to a single borrower (1)	$14,740,615	$14,777,933
Total of five largest loan exposures to borrowers (1)	$57,475,811	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Loan Portfolio as of December 31, 2015

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,740,615	$14,551,949	$14,499,913
Ameritox Ltd. (3) (5)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,670,333	4,809,117
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,939,850	7,651,353	5,399,098
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,631,274	13,522,609	13,417,251
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,696,203	7,589,882	7,303,697
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,344,528	8,235,305	8,141,585
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,312,500	9,312,500	9,233,947
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	3,526,537	3,510,567	3,420,741
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,645,589	2,641,947	2,578,080
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,975,000	6,965,843	6,796,508
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,289,467	7,136,912
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,355,000	8,328,367	8,208,788
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,730,000	8,671,304	8,664,782
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,925,000	9,708,898	9,708,857
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,465,000	3,480,632	3,430,350
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,952,273	2,880,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,322,450	2,327,070	2,116,333
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,146,579	2,144,231	2,082,182
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,058,720	2,024,198	1,980,489
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,954,887	5,961,836	5,787,406
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	9,558,333	9,571,151	9,530,471
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,970,000	3,952,710	3,935,263
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,960,000	7,978,554	7,920,200
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,159,800	4,180,800
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	2,977,500	2,906,786	2,954,568
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,990,000	3,971,127	3,956,743
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	4,328,196	4,307,874	4,306,553
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,913,789	2,981,221
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	8,000,000	7,911,699	7,855,040
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	8,000,000	7,903,571	7,813,320
Total Portfolio Investments					$191,880,606	$190,117,625	$183,030,215
__________
(1) Represents the current interest rate as of December 31, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2015 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of December 31, 2015.

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
(5) This investment is on cash non-accrual status as of December 31, 2015.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Loan Portfolio as of September 30, 2015

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,777,933	$14,576,963	$14,853,895
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,661,251	7,048,923
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,959,900	7,658,675	5,857,173
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,665,783	13,549,710	13,549,671
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,797,468	7,684,361	7,551,848
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,160,000	3,134,841	3,160,000
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,398,019	8,283,147	8,310,898
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,562,500	9,562,500	9,459,652
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,435,442	2,429,788	2,423,265
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,695,442	2,691,552	2,673,135
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,020,000	7,010,218	6,961,725
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,286,727	7,232,017
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	5,970,000	6,004,722	5,977,463
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,820,000	8,749,565	8,818,256
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,950,000	9,721,186	9,882,838
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,473,750	3,490,164	3,460,723
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,950,227	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,328,300	2,333,155	2,310,838
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,152,041	2,149,579	2,143,971
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,064,508	2,027,520	2,000,003
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,969,925	5,977,239	5,910,225
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	10,000,000	10,013,409	10,020,850
All Web Leads, Inc. (3)	Advertising	First Lien Term Loan	6/30/2020	LIBOR+6.5% (1% floor) cash	9,937,500	9,700,212	9,884,905
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,980,000	3,961,380	3,970,050
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,980,000	7,999,277	7,960,050
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,158,000	4,179,000
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	3,000,000	2,926,072	3,000,000
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	4,000,000	3,980,282	3,980,000
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	4,339,095	4,317,702	4,317,400
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,910,947	3,000,000
Total Portfolio Investments					$186,764,451	$184,900,371	$182,823,774
__________
(1) Represents the current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of September 30, 2015.
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

The amortized cost and fair value of the Subordinated Notes held by the Company was $54.7 million and $53.5 million, respectively, as of December 31, 2015 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the investment portfolio, which may result in a return greater than the contractual coupon. For the three months ended December 31, 2015, the Company earned interest income of $1.1 million on its investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by the Company was $6.1 million and $1.7 million, respectively, as of December 31, 2015 and $5.9 million and $4.6 million, respectively, as of September 30, 2015. The Company earned dividend income of $0.4 million for the three months ended December 31, 2015 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for FSFR Glick JV as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015:

	December 31, 2015	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2015: $190,117,625; cost September 30, 2015: $184,900,371)	$183,030,215	$182,823,774
Cash and cash equivalents	10,836,647	3,127,824
Restricted cash	2,739,103	2,188,133
Other assets	2,817,519	2,253,143
Total assets	$199,423,484	$190,392,874

Senior credit facility payable	$129,615,636	$122,380,636
Subordinated notes payable at fair value (proceeds December 31, 2015: $62,570,682; proceeds September 30, 2015: $60,680,682)	61,178,489	60,118,109
Other liabilities	6,671,929	2,690,043
Total liabilities	$197,466,054	$185,188,788
Members' equity	1,957,430	5,204,086
Total liabilities and members' equity	$199,423,484	$190,392,874

Three months ended December 31, 2015
Selected Statement of Operations Information:
Interest income	$3,688,589
Fee income	4,167
Total investment income	3,692,756
Interest expense	2,414,446
Other expenses	63,693
Total expenses (1)	2,478,139
Net unrealized depreciation	(4,083,557)
Net loss	$(2,868,940)
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
During the three months ended December 31, 2015, the Company sold $9.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $9.0 million cash consideration.

Note 5. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The majority of fee income is comprised of advisory fees which are recognized at investment close and are non-recurring in nature.
For the three months ended December 31, 2015, the Company recorded total fee income of $1.3 million, $0.2 million of which was recurring in nature. For the three months ended December 31, 2014, the Company recorded total fee income of $3.7 million, $0.1 million of which was recurring in nature.

Note 6. Share Data and Distributions
Earnings per Share
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31, 2015	Three months ended December 31, 2014
Earnings per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(13,306,359)	$6,483,926
Weighted average common shares outstanding	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$(0.45)	$0.22
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount at least 90% of its investment company taxable income in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the dividend reinvestment plan. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the dividend reinvestment plan. However, the Company reserves the right to issue new shares of the Company’s common stock in connection with the Company’s obligations under the dividend reinvestment plan even if the Company’s shares are trading below net asset value.
For income tax purposes, the Company estimates that its distributions will be composed primarily of ordinary income, and the actual character of such distributions will be reflected on the Company’s Form 1099-DIVs for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has recorded, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2015 and December 31, 2014:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Frequency	Date Declared	Record Date		Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015		October 15, 2015	$0.075	$2,210,008	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015		November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015		December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	(2)	January 15, 2016	0.075	2,210,007	8,627	61,079
	Total for the three months ended December 31, 2015				$0.30	$8,840,030	45,079	$380,935

	Date Declared	Record Date		Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Quarterly	September 9, 2014	December 15, 2014		January 15, 2015	0.30	8,840,030	23,183	242,678
	Total for the three months ended December 31, 2014				$0.30	8,840,030	23,183	242,678
 __________
(1) Shares were purchased on the open market and distributed.
(2) Distribution recorded on ex-dividend date, which was prior to December 31, 2015. Accordingly, four monthly dividends were recorded for the three months ended December 31, 2015.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2015 and December 31, 2014.

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
Borrowings under the Natixis facility were secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company used the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. The Company's borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.268% for the three months ended December 31, 2014. For the three months ended December 31, 2014, the Company recorded interest expense of $0.9 million related to the Natixis facility.
On May 28, 2015, the Company completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, the Company had no borrowings outstanding or capacity available under the Natixis facility as of December 31, 2015.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the credit facility of either 0.50% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the credit facility ends January 15, 2018 and the credit facility will mature on January 15, 2020. The Citibank facility does not require the Company to comply with significant financial covenants.
As of December 31, 2015, the Company had $109.2 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.639% for the three months ended December 31, 2015. For the three months ended December 31, 2015, the Company recorded interest expense of $1.1 million related to the Citibank facility.
Debt Securitization
On May 28, 2015, the Company completed its $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55% per annum, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured Notes (which the Company purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in the Company's December 31, 2015 Consolidated Statements of Assets and Liabilities as notes payable. As of December 31, 2015, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.

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

As of December 31, 2015, there were 51 investments in portfolio companies with a total fair value of $277.4 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate accrued interest payable on the 2015 Notes at December 31, 2015 was approximately $0.9 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of December 31, 2015, the Company had a deferred debt issuance costs balance of approximately $2.7 million associated with the 2015 Debt Securitization.

For the three months ended December 31, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$1,086,623
Loan administration fees	26,566
Amortization of debt issuance costs	72,526
Total interest and other debt financing expenses	$1,185,715
Cash paid for interest expense	$1,634,246
Annualized average interest rate	2.275%
Average outstanding balance	$183,769,478

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C notes the three months ended December 31, 2015 is as follows:

				Three months ended December 31, 2015
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.15103%	180		$1,038,948	$692,632
Class A-S Notes	1.90103%	155	(1)	211,331	140,888
Class A-R Notes	1.99075%	180	(2)	96,368	61,370
Class B Notes	3.00103%	265		287,599	191,733
Class C Notes	3.60103%	325	(3)	—	—
Total				$1,634,246	$1,086,623
_______________________
(1) Step-up in spread to occur in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the three months ended December 31, 2015.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$2,331,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the 2015 Subordinated Notes of the 2015 Issuer, as applicable. The 2015 Notes (other than the Class C Notes) are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default.
The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. As of December 31, 2015, the Company was in compliance with all financial covenants under the Debt Securitization.

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
As of December 31, 2015, there were two investments on which the Company stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there was one investment on which the Company stopped accruing cash and/or PIK interest or OID income. As of December 31, 2014, there were no investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$605,613,675	95.51%	$587,972,232	97.35%	$625,911,700	98.80%	$619,219,635	99.29%
PIK non-accrual (paying)	7,605,257	1.20	2,649,496	0.44	7,605,257	1.20	4,427,839	0.71
Cash non-accrual (non-paying)	20,860,543	3.29	13,334,107	2.21	—	—	—	—
Total	$634,079,475	100.00%	$603,955,835	100.00%	$633,516,957	100.00%	$623,647,474	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of December 31, 2015 and September 30, 2015 was as follows:

	December 31, 2015	September 30, 2015
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)
Ameritox Ltd.	Cash non-accrual	—

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three months ended December 31, 2015 are presented in the following table.

Three months ended December 31, 2015
Cash interest income	453,194
OID income	13,816
Total	$467,010

Note 9. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three months ended December 31, 2015, including cumulative prior period items related to the Revision:

Net decrease in net assets resulting from operations	$(13,306,359)
Net unrealized depreciation on investments	20,254,157
Book/tax difference due to deferred loan fees	82,809
Book/tax difference due to capital losses not recognized	—
Other book/tax differences	(383,380)
Taxable/Distributable Income (1)	$6,647,227

__________________

(1)
The Company's taxable income for the three months ended December 31, 2015 is an estimate and will not be finally determined until the Company files its tax return for the fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2015, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$2,028,702
Net realized capital gains (losses)	691,260
Unrealized gains, net	(17,295,681)
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
The Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning after December 22, 2010 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the capital losses incurred in taxable years ended prior to December 23, 2010, which are subject to an expiration date. As a result of this ordering rule, capital loss carryforwards may be more likely to expire unused.
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income generally determined on a calendar year basis. The Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company did not incur a U.S. federal excise tax for calendar year 2014 and does not expect to incur a U.S. federal excise tax for calendar year 2015.

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
During the three months ended December 31, 2015, the Company recorded investment realization events, including the following:

•
In October 2015, the Company received a cash payment of $7.4 million from Reliant Hospital Partners, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In October 2015, the Company received a cash payment of $16.8 million from Idera, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In October 2015, the Company received a cash payment of $5.7 million from Novetta Solutions, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In December 2015, the Company received a cash payment of $17.6 million from All Web Leads, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2015, the Company received cash payments of $76.9 million in connection with syndications and sales of debt investments and recorded a net realized loss of $0.1 million.

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

•
In December 2014, the Company received a cash payment of $4.9 million from Survey Sampling International, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2014, the Company received cash payments of $128.2 million in connection with syndications and sales of debt investments and recorded a net realized gain of $0.4 million.

During the three months ended December 31, 2015 and December 31, 2014, the Company recorded net unrealized depreciation of $20.3 million and $1.4 million, respectively. For the three months ended December 31, 2015 this consisted of $16.9 million of net unrealized depreciation on debt investments, $3.0 million of net unrealized depreciation on equity investments and $0.4 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the three months ended December 31, 2014, the Company's net unrealized depreciation consisted of $1.1 million of net unrealized depreciation on debt investments, $27,834 of net unrealized depreciation on equity investments and $0.3 million of net reclassifications to realized gains (resulting in unrealized depreciation).

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
For the three months ended December 31, 2015 and December 31, 2014, base management fees (net of waivers, if any) were $1.6 million and $1.2 million, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 1.5% per quarter (6% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

For the three months ended December 31, 2015 and December 31, 2014, the Part I incentive fee was $1.7 million and $1.8 million, respectively.
The second part ("Part II Incentive Fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2014, the Part II incentive fee was $(0.3) million. For the three months ended December 31, 2015, there was no Part II incentive fee.
GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gain incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gain incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of December 31, 2015, the Company has paid $145,898 of capital gain incentive fees since inception. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. The Company does not currently accrue for capital gain incentive fees due to the accumulated realized and unrealized losses in the portfolio.
At December 31, 2015 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $0.9 million and $2.1 million, respectively, reflecting the unpaid portion of the base management fee and incentive fees payable to the Investment Adviser.

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
For the three months ended December 31, 2015 and December 31, 2014, the Company accrued administrative expenses of $0.3 million and $0.3 million, respectively. At December 31, 2015 and September 30, 2015, $0.4 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Financial Highlights

	Three months ended December 31, 2015	Three months ended December 31, 2014
Net asset value at beginning of period	$12.11	$12.65
Net investment income (5)	0.24	0.25
Net unrealized depreciation on investments (5)	(0.69)	(0.04)
Net realized gain on investments (5)	—	0.01
Distributions to stockholders	(0.30)	(0.30)
Net asset value at end of period	$11.36	$12.57
Per share market value at beginning of period	$8.73	$11.82
Per share market value at end of period	$8.57	$10.22
Total return (1)	0.71%	(11.21)%
Common shares outstanding at beginning of period	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768
Net assets at beginning of period	$356,807,103	$372,677,678
Net assets at end of period	$334,660,714	$370,321,574
Average net assets (2)	$346,931,889	$374,382,244
Ratio of net investment income to average net assets (3)	8.01%	7.94%
Ratio of total expenses to average net assets (3)	7.90%	4.69%
Ratio of portfolio turnover to average investments at fair value	9.92%	6.28%
Weighted average outstanding debt (4)	$320,921,843	$126,026,943
Average debt per share (5)	$10.89	$4.28
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

Note 14. Commitments and Contingencies
Shareholder Actions
On December 18, 2015, Ironsides Special Situations Master Fund II L.P. ("Ironsides") delivered a letter to the Company (i) nominating a slate of two individuals for election to the Company's Board of Directors and (ii) submitting a business proposal for the Company's shareholders to vote on terminating the investment advisory agreement with Fifth Street Management LLC and (iii) submitting an advisory proposal, if the proposal to terminate the investment advisory agreement is successful, that none of Fifth Street Management LLC or any of its principals or other affiliates should be engaged to manage or advise any of the assets of the Company in any capacity, in each case, at the Company's 2016 annual stockholders’ meeting.
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $72.7 million and $76.8 million of unfunded commitments to provide debt and equity financing to its portfolio companies as of December 31, 2015 and September 30, 2015, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of December 31, 2015 and September 30, 2015 is shown in the table below:

	December 31, 2015	September 30, 2015
FSFR Glick JV LLC	$26,684,526	$28,522,027
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Executive Consulting Group, Inc.	4,800,000	4,800,000
TIBCO Software, Inc.	4,028,000	5,300,000
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Motion Recruitment Partners LLC	2,900,000	2,900,000
Legalzoom.com, Inc.	2,607,018	2,607,018
Teaching Strategies, LLC	2,400,000	2,400,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,519,980	1,287,499
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Ameritox Ltd.	800,000	1,000,000
Internet Pipeline, Inc.	800,000	800,000
Valet Merger Sub, Inc.	666,667	1,000,000
RSC Acquisition, Inc.	487,805	—
NextCare, Inc.	420,375	1,221,621
Idera, Inc.	—	2,400,000
Total	$72,696,498	$76,816,327

Note 15. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2015, except as discussed below:
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (the “East West Bank Facility”). The East West Bank Facility bears an interest rate of LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five.
In February 2016, the Company received notice that B&H Education, Inc. ("B&H"), a portfolio company, planned to close its remaining locations after learning that the Department of Education had revoked B&H's access to Title IV funding. The Company anticipates that its net recovery on this investment will be $1.4 million, as compared to fair value of $3.7 million at December 31, 2015.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2015
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$1,120,491	$52,603,346	$1,653,751	$(725,918)	$53,531,179
87.5% equity interest (5)	437,500	4,553,575	183,750	(3,024,574)	1,712,751
Total Control Investments	$1,557,991	$57,156,921	$1,837,501	$(3,750,492)	$55,243,930
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
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company and have elected to be regulated as a business development company under the 1940 Act. We have qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
Our investment objective is to maximize our portfolio's total return by generating current income from our debt investments while seeking to preserve our capital. We invest primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. We may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies and senior and subordinated loans issued by public companies.
We are externally managed by Fifth Street Management LLC (the "Investment Adviser"), a subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded, leading alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, a subsidiary of our Investment Adviser, also provides certain administrative and other services necessary for us to operate.
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
We value our investments in accordance with FASB ASC 820 Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Generally, it is expected that all of our investment securities will be valued using Level 3 inputs. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, we obtain and analyzes readily available market quotations provided by independent pricing services for all of our senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. We evaluate the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Our Investment Adviser does not adjust the prices unless it has a reason to believe any such market quotations are not reflective of the fair value of an investment. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, we value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, generally including, but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
We estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by our Investment Adviser's valuation team in conjunction with the Investment Adviser's portfolio management and capital markets teams;

•Preliminary valuations are then reviewed and discussed with principals of our Investment Adviser;

•
Separately, independent valuation firms engaged by our Board of Directors prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to our Investment Adviser and the Audit Committee of our Board of Directors;

•
The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee of our Board of Directors;

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser, and our Investment Adviser responds and supplements the valuations to reflect any discussions between our Investment Adviser and the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of all of our investments at December 31, 2015 and September 30, 2015, was determined in good faith by our Board of Directors. In addition, we have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio over the course of each fiscal year. We will continue to utilize independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process. As of December 31, 2015, 29.3% of our portfolio at fair value was valued by independent valuation firms. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and preceding fiscal years are presented in the following table. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods.

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
For the quarter ended December 31, 2014	54.1%
For the quarter ended March 31, 2015 (1)	32.1%
For the quarter ended June 30, 2015	23.8%
For the quarter ended September 30, 2015 (2)	76.5%
For the quarter ended December 31, 2015	29.3%
__________
(1) The decrease from prior quarters is primarily related to the increased use of market quotations to value certain of our portfolio investments beginning in the quarter ended March 31, 2015.
(2) This quarter is higher primarily due to additional year-end procedures related to portfolio investments that were valued using market quotations based on only one source.
As of December 31, 2015 and September 30, 2015, approximately 93.7% and 89.4%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees which are classified as fee income and recognized as they are earned.
Payment-in-Kind (PIK) Interest
Although our loans typically do not contain contractual PIK interest provisions, a portion of our loans may contain contractual PIK interest provisions now and in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our Consolidated Financial Statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.

For a discussion of risks we are subject to if we were to acquire loans that bear PIK interest, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income," "— We may in the future choose to pay distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive" and "— Our incentive fee may induce our investment adviser to make speculative investments" in our annual report on Form 10-K for the year ended September 30, 2015.
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $17,161 as of December 31, 2015. We did not have any accumulated PIK interest as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2015	September 30, 2015
Cost:
Senior secured debt	90.33%	90.61%
Subordinated notes of FSFR Glick JV	8.63	8.38
LLC equity interests of FSFR Glick JV	0.96	0.93
Purchased equity	0.08	0.08
Total	100.00%	100.00%

	December 31, 2015	September 30, 2015
Fair value:
Senior secured debt	90.69%	90.68%
Subordinated notes of FSFR Glick JV	8.86	8.43
LLC equity interests of FSFR Glick JV	0.28	0.73
Purchased equity	0.14	0.13
Equity grants	0.03	0.03
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	December 31, 2015	September 30, 2015
Cost:
Internet software & services	23.00%	22.79%
Healthcare services	12.29	14.13
Multi-sector holdings	9.59	9.31
Advertising	8.63	6.86
Integrated telecommunication services	4.69	6.01
Specialized consumer services	4.52	4.53
Diversified support services	3.70	4.67
Education services	3.38	3.43
Application software	3.35	3.37
Security & alarm services	2.76	2.80
Personal products	2.31	1.70
Electronic equipment & instruments	2.14	2.17
Data processing & outsourced services	1.82	2.14
Food retail	1.62	1.63
Environmental & facilities services	1.60	1.58
Pharmaceuticals	1.55	1.55
Research & consulting services	1.46	1.47
Food distributors	1.40	1.41
Diversified capital markets	1.38	1.38
Insurance brokers	1.31	—
IT consulting & other services	1.26	1.89
Construction and engineering	0.94	0.94
Wireless telecommunication services	0.91	0.91
Specialty chemicals	0.78	—
Healthcare technology	0.77	0.78
Oil & gas equipment & services	0.69	0.70
Computer hardware	0.64	0.65
Industrial machinery	0.62	0.63
Fertilizers & agricultural chemicals	0.59	0.57
Auto parts & equipment	0.30	—
	100.00%	100.00%

Fair value:	December 31, 2015	September 30, 2015
Internet software & services	22.24%	22.34%
Healthcare services	11.35	13.79
Multi-sector holdings	9.15	9.16
Advertising	9.07	6.99
Integrated telecommunication services	4.91	6.14
Specialized consumer services	4.70	4.62
Diversified support services	3.82	4.73
Application software	3.59	3.51
Education services	3.19	3.43
Security & alarm services	2.89	2.85
Personal products	2.43	1.73
Electronic equipment & instruments	2.23	2.20
Data processing & outsourced services	1.91	2.19
Food retail	1.70	1.67
Environmental & facilities services	1.68	1.60
Pharmaceuticals	1.56	1.57
Research & consulting services	1.52	1.49
Food distributors	1.48	1.44
Diversified capital markets	1.45	1.42
Insurance brokers	1.39	—
IT consulting & other services	1.33	1.94
Construction and engineering	1.00	0.95
Wireless telecommunication services	0.90	0.87
Specialty chemicals	0.83	—
Healthcare technology	0.77	0.78
Oil & gas equipment & services	0.68	0.70
Computer hardware	0.66	0.66
Industrial machinery	0.64	0.62
Fertilizers & agricultural chemicals	0.59	0.61
Auto parts & equipment	0.34	—
	100.00%	100.00%
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
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2015 and September 30, 2015:

Investment Ranking	December 31, 2015				September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—		—	—	—
2	$580,100,227	96.05%	4.63		$596,955,786	95.72%	4.71
3	4,145,805	0.69	10.33		26,691,688	4.28	5.87
4	19,709,803	3.26	NM	(1)	—	—	—
Total	$603,955,835	100.00%	4.52		$623,647,474	100.00%	4.76
________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of December 31, 2015, we had modified the payment terms of our investments in three portfolio companies. As of September 30, 2015, we had modified the payment terms of our investment in two portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2015, there were two investments on which we stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of December 31, 2014, there were no investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$605,613,675	95.51%	$587,972,232	97.35%	$625,911,700	98.80%	$619,219,635	99.29%
PIK non-accrual (paying)	7,605,257	1.20	2,649,496	0.44	7,605,257	1.20	4,427,839	0.71
Cash non-accrual (non-paying)	20,860,543	3.29	13,334,107	2.21	—	—	—	—
Total	$634,079,475	100.00%	$603,955,835	100.00%	$633,516,957	100.00%	$623,647,474	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of December 31, 2015 and September 30, 2015 was as follows:

	December 31, 2015	September 30, 2015
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)
Ameritox Ltd.	Cash non-accrual	—

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
Income non-accrual amount for the three months ended December 31, 2015 is presented in the following table.

Three months ended December 31, 2015
Cash interest income	453,194
OID income	13,816
Total	$467,010

FSFR Glick JV LLC
In October 2014, we entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV LLC ("FSFR Glick JV"). On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of December 31, 2015, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests and we and GF Debt Funding owned 87.5% and 12.5% respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of December 31, 2015 and September 30, 2015, FSFR Glick JV had total assets of $199.4 million and $190.4, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests of $1.7 million and Subordinated Notes of $53.5 million, at fair value as of December 31, 2015. As of September 30, 2015, our investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 29 and 29 "eligible portfolio companies" (as defined in the section 2(a)(46) of the 1940 Act) as of December 31, 2015 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
As of December 31, 2015 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $69.3 million and $67.4 million in aggregate commitments were funded as of December 31, 2015 and September 30, 2015, respectively, of which $60.6 million and $59.0 million, respectively, was from us. As of December 31, 2015, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $24.2 million was unfunded. As of December 31, 2015, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.7 million was unfunded. As of September 30, 2015, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of December 31, 2015 and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of December 31, 2015 and September 30, 2015. Under the Credit Suisse facility,

$129.6 million and $122.4 million in borrowings were outstanding as of December 31, 2015 and September 30, 2015, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Senior secured loans (1)	$191,880,606	$186,764,451
Weighted average current interest rate on senior secured loans (2)	6.88%	6.93%
Number of borrowers in FSFR Glick JV	29	29
Largest loan exposure to a single borrower (1)	$14,740,615	$14,777,933
Total of five largest loan exposures to borrowers (1)	$57,475,811	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Loan Portfolio as of December 31, 2015

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,740,615	$14,551,949	$14,499,913
Ameritox Ltd. (3) (5)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,670,333	4,809,117
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,939,850	7,651,353	5,399,098
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,631,274	13,522,609	13,417,251
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,696,203	7,589,882	7,303,697
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,344,528	8,235,305	8,141,585
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,312,500	9,312,500	9,233,947
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	3,526,537	3,510,567	3,420,741
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,645,589	2,641,947	2,578,080
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,975,000	6,965,843	6,796,508
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,289,467	7,136,912
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,355,000	8,328,367	8,208,788
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,730,000	8,671,304	8,664,782
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,925,000	9,708,898	9,708,857
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,465,000	3,480,632	3,430,350
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,952,273	2,880,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,322,450	2,327,070	2,116,333
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,146,579	2,144,231	2,082,182
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,058,720	2,024,198	1,980,489
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,954,887	5,961,836	5,787,406
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	9,558,333	9,571,151	9,530,471
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,970,000	3,952,710	3,935,263
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,960,000	7,978,554	7,920,200
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,159,800	4,180,800
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	2,977,500	2,906,786	2,954,568
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,990,000	3,971,127	3,956,743
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	4,328,196	4,307,874	4,306,553
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,913,789	2,981,221
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	8,000,000	7,911,699	7,855,040
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	8,000,000	7,903,571	7,813,320
Total Portfolio Investments					$191,880,606	$190,117,625	$183,030,215
__________
(1) Represents the current interest rate as of December 31, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2015 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at December 31, 2015.

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
(5) This investment is on cash non-accrual status as of December 31, 2015.

FSFR Glick JV Loan Portfolio as of September 30, 2015

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,777,933	$14,576,963	$14,853,895
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,661,251	7,048,923
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,959,900	7,658,675	5,857,173
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,665,783	13,549,710	13,549,671
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,797,468	7,684,361	7,551,848
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,160,000	3,134,841	3,160,000
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,398,019	8,283,147	8,310,898
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,562,500	9,562,500	9,459,652
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,435,442	2,429,788	2,423,265
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,695,442	2,691,552	2,673,135
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,020,000	7,010,218	6,961,725
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,286,727	7,232,017
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	5,970,000	6,004,722	5,977,463
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,820,000	8,749,565	8,818,256
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,950,000	9,721,186	9,882,838
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,473,750	3,490,164	3,460,723
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,950,227	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,328,300	2,333,155	2,310,838
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,152,041	2,149,579	2,143,971
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,064,508	2,027,520	2,000,003
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,969,925	5,977,239	5,910,225
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	10,000,000	10,013,409	10,020,850
All Web Leads, Inc. (3)	Advertising	First Lien Term Loan	6/30/2020	LIBOR+6.5% (1% floor) cash	9,937,500	9,700,212	9,884,905
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,980,000	3,961,380	3,970,050
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,980,000	7,999,277	7,960,050
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,158,000	4,179,000
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	3,000,000	2,926,072	3,000,000
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	4,000,000	3,980,282	3,980,000
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	4,339,095	4,317,702	4,317,400
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,910,947	3,000,000
Total Portfolio Investments					$186,764,451	$184,900,371	$182,823,774
__________
(1) Represents the current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
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
The amortized cost and fair value of the Subordinated Notes held by us was $54.7 million and $53.5 million, respectively, as of December 31, 2015 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum and also entitle the holders thereof to receive a portion of the excess cash flow from the investment portfolio, which may result in a return greater than the contractual coupon. For the three months ended December 31, 2015, we earned interest income of $1.1 million on our investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by us was $6.1 million and $1.7 million as of December 31, 2015, respectively and $5.9 million and $4.6 million, respectively, as of September 30, 2015. We earned dividend income of $0.4 million for the three months ended December 31, 2015 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis. The total investment income earned on FSFR Glick JV represented a 10.5% and 12.4% weighted average annualized return on our total investment as of December 31, 2015 and September 30, 2015, respectively.
Below is certain summarized financial information for FSFR Glick JV as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015:

	December 31, 2015	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2015: $190,117,625; cost September 30, 2015: $184,900,371)	$183,030,215	$182,823,774
Cash and cash equivalents	10,836,647	3,127,824
Restricted cash	2,739,103	2,188,133
Other assets	2,817,519	2,253,143
Total assets	$199,423,484	$190,392,874

Senior credit facility payable	$129,615,636	$122,380,636
Subordinated notes payable at fair value (proceeds December 31, 2015: $62,570,682; proceeds September 30, 2015: $60,680,682)	61,178,489	60,118,109
Other liabilities	6,671,929	2,690,043
Total liabilities	$197,466,054	$185,188,788
Members' equity	1,957,430	5,204,086
Total liabilities and members' equity	$199,423,484	$190,392,874

Three months ended December 31, 2015
Selected Statement of Operations Information:
Interest income	$3,688,589
Fee income	4,167
Total investment income	3,692,756
Interest expense	2,414,446
Other expenses	63,693
Total expenses (1)	2,478,139
Net unrealized depreciation	(4,083,557)
Net loss	$(2,868,940)
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

During the three months ended December 31, 2015, we sold $9.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $9.0 million cash consideration.
 Discussion and Analysis of Results and Operations
Revisions to Prior Period Financial Information
We previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I and Part II Incentive Fees paid to the Investment Adviser. We assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s staff Accounting Bulletin (“SAB”) No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, we concluded the cumulative corrections of these errors would be qualitatively material to our quarterly financial statements within in any quarter during the September 30, 2015 fiscal year end. Accordingly, all prior period financial statements since the commencement of operations have been revised in Note 2 and Note 14 to the Consolidated Financial Statements for the year ended September 30, 2015 contained in the Form 10-K. See Note 2 to the Consolidated Financial Statements for the total immaterial revisions for the three months ended December 31, 2014.
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
Comparison of the three months ended December 31, 2015 and December 31, 2014
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring, amendment and prepayment fees.
Total investment income for the three months ended December 31, 2015 and December 31, 2014 was $13.9 million and $11.9 million, respectively. For the three months ended December 31, 2015, this amount primarily consisted of $12.2 million of interest income from portfolio investments, $1.3 million of fee income and $0.4 million of dividend and other income. For the three months ended December 31, 2014, this amount primarily consisted of $8.3 million of interest income from portfolio investments and $3.7 million of fee income.
The increase in our total investment income for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 11 debt investments in our portfolio year over year.
Expenses
Total expenses for the three months ended December 31, 2015 and December 31, 2014 were $6.9 million and $4.4 million, respectively. Total expenses increased for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 by $2.5 million. This was due primarily to a $1.4 million increase in interest expense due to a higher level of borrowings, a $0.4 million increase in base management fees and a $0.4 million increase in professional fees.
Net Investment Income
As a result of the $2.5 million increase in total expenses, as compared to the $2.0 million increase in total investment income, net investment income for the three months ended December 31, 2015 reflected an approximate $0.5 million decrease, as compared to the three months ended December 31, 2014.
Realized Gain (Loss) on Investments
During the three months ended December 31, 2015, we recorded investment realization events, including the following:

•
In October 2015, we received a cash payment of $7.4 million from Reliant Hospital Partners, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In October 2015, we received a cash payment of $16.8 million from Idera, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In October 2015, we received a cash payment of $5.7 million from Novetta Solutions, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In December 2015, we received a cash payment of $17.6 million from All Web Leads, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2015, we received cash payments of $76.9 million in connection with syndications and sales of debt investments and recorded a net realized loss of $0.1 million.

During the three months ended December 31, 2014, we recorded investment realization events, including the following:

•
In October 2014, we received a cash payment of $6.8 million from Answers Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In December 2014, we received a cash payment of $4.9 million from Survey Sampling International, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2014, we received cash payments of $128.2 million in connection with syndications and sales of debt investments and recorded a net realized gain of $0.4 million.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2015 and December 31, 2014, we recorded net unrealized depreciation of $20.3 million and $1.4 million, respectively. For the three months ended December 31, 2015 this consisted of $16.9 million of net unrealized depreciation on debt investments, $3.0 million of net unrealized depreciation on equity investments and $0.4 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the quarter ended December 31, 2015, over 50% of our portfolio losses were due to broader market fluctuations, including spread widening, with the remainder due to credit deterioration in a small number of investments.
For the three months ended December 31, 2014, our net unrealized depreciation consisted of $1.1 million of net unrealized depreciation on debt investments, $27,834 of net unrealized depreciation on equity investments and $0.3 million of net reclassifications to realized gains (resulting in unrealized depreciation).
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
For the three months ended December 31, 2015, we experienced a net decrease in cash and cash equivalents of $28.3 million. During that period, $9.8 million of cash was provided by operating activities, primarily consisting of $132.3 million of principal payments and proceeds from the sale of investments and cash activities related to $7.0 million of net investment income, partially offset by cash used in funding of $132.4 million of investments and net revolvers. During the same period, cash used by financing activities was $38.1 million, primarily consisting of $27.4 million of net repayments under credit facilities, $4.0 million of net repayments under our 2015 Debt Securitization and $6.3 million of cash distributions paid to our shareholders.

For the three months ended December 31, 2014, we experienced a net decrease in cash and cash equivalents of $97.3 million. During that period, we used $272.2 million of cash in operating activities, primarily for the funding of $439.0 million of investments and net revolvers, partially offset by $142.4 million of amortization payments and proceeds from the sale of investments and cash activities related to $7.5 million of net investment income. During the same period, cash provided by financing activities was $175.0 million, primarily consisting of $184.8 million net borrowings under credit facilities, partially offset by $8.6 million of cash distributions paid to our shareholders and $1.0 million of deferred financing costs paid.
At December 31, 2015, we had $20.5 million of cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $604.0 million, receivables from unsettled transactions of $11.4 million, payables from unsettled transactions of $11.4 million, $109.2 million of borrowings outstanding under our revolving credit facility, $182.3 million of borrowings outstanding under our debt securitization and $72.7 million of unfunded commitments. Pursuant to the terms of our Citibank facility and 2015 Debt Securitization, we are restricted in terms of access to $3.0 million of restricted cash until such time as we submit required monthly reporting schedules. As of December 31, 2015, $4.3 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization, which is described in further detail in Note 7 to our Consolidated Financial Statements.
At September 30, 2015, we had $52.7 million of cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $623.6 million, receivables from unsettled transactions of $13.5 million, payables from unsettled transactions of $11.8 million, $136.7 million of borrowings outstanding under our revolving credit facility, $186.4 million of borrowings outstanding under our debt securitization and $76.8 million of unfunded commitments. Pursuant to the terms of our Citibank facility and 2015 Debt Securitization, we are restricted in terms of access to $4.2 million of restricted cash until such time as we submit required monthly reporting schedules. As of September 30, 2015, $7.1 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of our securities. We generally maintain a universal shelf registration statement that allows for the public offering and sale of our common stock, debt securities and warrants to purchase such securities. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
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
In addition, we intend to distribute between 90% and 100% of our taxable income each taxable year as dividends to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock from inception through December 31, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.075	2,210,007	4,575	41,121
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075
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
Borrowings under the Natixis facility, were secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We used the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.268% for the three months ended December 31, 2014, respectively. For the three months ended December 31, 2014, we recorded interest expense of $0.9 million, respectively, related to the Natixis facility.
On May 28, 2015, we completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, we had no borrowings outstanding or capacity available under the Natixis facility as of December 31, 2015.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the credit facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends January 15, 2018 and the credit facility will mature on January 15, 2020. The Citibank facility does not require us to comply with significant financial covenants.
As of December 31, 2015, we had $109.2 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interests in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.639% for the three months ended December 31, 2015. For the three months ended December 31, 2015, we recorded interest expense of $1.1 million related to the Citibank facility.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55%, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper ("CP") plus 1.80%, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in our December 31, 2015 Consolidated Statement of Assets and Liabilities as notes payable. As of December 31, 2015, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.
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
We serve as collateral manager to the 2015 Issuer under a collateral management agreement. We are entitled to a fee for our services as collateral manager. The collateral management fee is eliminated in consolidation. We have retained Fifth Street Management LLC, our Investment Adviser, to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. Our Investment Adviser intends to waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

The collateral management agreement does not include any incentive fee payable to us as collateral manager or payable to our Investment Adviser as sub-advisor under the sub-collateral management agreement.
Through May 28, 2019, all principal collections received on the underlying collateral may be used by the 2015 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2015 Issuer and in accordance with our investment strategy. All note classes are scheduled to mature on May 28, 2025.
As of December 31, 2015, there were 51 investments in portfolio companies with a total fair value of $277.4 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The aggregate accrued interest payable on the notes of the 2015 Issuer at December 31, 2015 was approximately $0.9 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of December 31, 2015, we had a deferred debt issuance costs balance of approximately $2.7 million associated with the 2015 Debt Securitization.
For the three months ended December 31, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$1,086,623
Amortization of debt issuance costs	72,526
Loan administration fees	26,566
Total interest and other debt financing expenses	$1,185,715
Cash paid for interest expense	$1,634,246
Annualized average interest rate	2.275%
Average outstanding balance	$183,769,478
The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R and B the three months ended December 31, 2015 is as follows:

				Three months ended December 31, 2015
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.15103%	180		$1,038,948	$692,632
Class A-S Notes	1.90103%	155	(1)	211,331	140,888
Class A-R Notes	1.99075%	180	(2)	96,368	61,370
Class B Notes	3.00103%	265		287,599	191,733
Class C Notes	3.60103%	325	(3)	—	—
Total				$1,634,246	$1,086,623
_______________________
(1) Step-up in spread to occur in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the three months ended December 31, 2015.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$2,331,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
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
The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. As of December 31, 2015, we were in compliance with all financial covenants under the Debt Securitization.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015 and September 30, 2015, our only off-balance sheet arrangements consisted of $72.7 million and $76.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of December 31, 2015.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of December 31, 2015 and September 30, 2015 is shown in the table below:

	December 31, 2015	September 30, 2015
FSFR Glick JV LLC	$26,684,526	$28,522,027
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Executive Consulting Group, Inc.	4,800,000	4,800,000
TIBCO Software, Inc.	4,028,000	5,300,000
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Motion Recruitment Partners LLC	2,900,000	2,900,000
Legalzoom.com, Inc.	2,607,018	2,607,018
Teaching Strategies, LLC	2,400,000	2,400,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,519,980	1,287,499
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Ameritox Ltd.	800,000	1,000,000
Internet Pipeline, Inc.	800,000	800,000
Valet Merger Sub, Inc.	666,667	1,000,000
RSC Acquisition, Inc.	487,805
NextCare, Inc.	420,375	1,221,621
Idera, Inc.	—	2,400,000
Total	$72,696,498	$76,816,327
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility and 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of December 31, 2015	Weighted average debt outstanding for the three months ended December 31, 2015	Maximum debt outstanding for the three months ended December 31, 2015
Citibank credit facility payable	136,659,800	109,226,800	137,152,365	140,426,800
2015 Debt Securitization	186,366,000	182,331,000	183,769,478	190,966,000
Total debt	$323,025,800	$291,557,800	$320,921,843

The following table reflects our contractual obligations arising from the Citibank Facility and 2015 Debt Securitization:

	Payments due by period as of December 31, 2015
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$109,226,800	$—	$—	$109,226,800	$—
Interest due on Citibank facility	12,395,161	3,065,199	6,130,398	3,199,564	—
Notes payable	182,331,000	—	—	—	182,331,000
Interest due on notes payable	38,240,282	4,062,195	4,062,195	4,062,195	26,053,697
Total	$342,193,243	$7,127,394	$10,192,593	$116,488,559	$208,384,697
Regulated Investment Company Status and Distributions
We have elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a taxable year may differ from taxable income for that taxable year as such distributions may include the distribution of taxable income derived from the current taxable year or the distribution of taxable income derived from the prior taxable year and carried forward into and distributed in the current year. Distributions also may include returns of capital.
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a U.S. federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2015). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2013. We did not incur a U.S. federal excise tax for calendar year 2014 and do not expect to incur a U.S. federal excise tax for calendar year 2015. We may incur a U.S. federal excise tax in future years.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividends for that fiscal and taxable year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our Natixis facility. If we do not distribute a certain percentage of our taxable income in any taxable year, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
A RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to certain limitations regarding the aggregate amount of cash to be distributed to all stockholders. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been guidelines.
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered Investment Adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2015 and December 31, 2014, we incurred fees of $3.3 million and $2.7 million respectively, under the investment advisory agreement.
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
The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2015 and December 31, 2014, we incurred expenses of $0.3 million and $0.3 million, respectively, under the administration agreements.
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
Recent Developments
On February 8, 2016, our Board of Directors declared the following distributions:

•	$0.075 per share, payable on March 31, 2016 to stockholders of record on March 15, 2016;

•	$0.075 per share, payable on April 29, 2016 to stockholders of record on April 15, 2016; and

•	$0.075 per share, payable on May 31, 2016 to stockholders of record on May 13, 2016.
Recently Issued Accounting Standards
See Note 3 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act. Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of December 31, 2015, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2015, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$25,615,117	$(14,577,890)	$11,037,227
400	19,735,764	(11,662,312)	8,073,452
300	13,856,411	(8,746,734)	5,109,677
200	7,977,057	(5,831,156)	2,145,901
100	2,106,246	(2,915,578)	(809,332)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal as of December 31, 2015 and September 30, 2015.

	December 31, 2015		September 30, 2015
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$20,491,963	$—	$52,692,097	$—
Prime rate	7,132,890	—	18,905,206	—
LIBOR:
30 day	117,957,691	—	171,084,244	—
60 day	—	—	14,963,919	—
90 day	508,934,688	291,557,800	420,878,965	186,366,000
180 day	—	—	6,352,000	136,659,800
Fixed rate	—	—	—	—
Total	$654,517,232	$291,557,800	$684,876,431	$323,025,800

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of September 30, 2015, management determined that we did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, our policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which has led to revisions to prior period financial information. This material weakness remained as of December 31, 2015 primarily because the remediation actions described below remain in process.
Remediation of Material Weakness in Internal Control over Financial Reporting
To remediate the material weakness described above, we have initiated a number of actions including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2016. However, we cannot assure you that the steps we have taken and continue to take will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
The election of one or more of Ironsides’ two director nominees to the Company’s Board of Directors and/or termination or modification of the investment advisory agreement may adversely affect our ability to effectively implement our business strategy.

A proxy contest would be disruptive, costly and time-consuming to the Company, and would divert the attention of senior management and employees of Fifth Street Management LLC, the Company's external manager, from the business and operations of the Company. If one or more of Ironsides' nominees are elected to our Board of Directors, it may adversely affect our ability to effectively implement our business strategy.
In addition, perceived uncertainties as to our future strategic direction, or any abrupt changes in our senior management or Board of Directors, may lead to concerns regarding the direction or stability of our business and operations, which may be exploited by our competitors, result in the loss of business opportunities for the Company.
Terminating or modifying the investment advisory agreement could cause disruption in the Company's business and may adversely affect the Company's ability to successfully implement its business strategy. Furthermore, if the investment advisory agreement were terminated, there is a risk that the Company would not be able to enter into a new investment advisory agreement with another party with terms and conditions as favorable to the Company.
Under certain circumstances, the termination of the investment advisory agreement constitutes an event of default under the Company’s outstanding credit facilities absent an effective waiver of the lenders under such credit facilities and otherwise has potential negative effects on the Company’s debt securitization. In addition, the termination of the investment advisory agreement could result in the termination of management services to the Company and the expiry of the Company’s license to use the name “Fifth Street”, which could significantly adversely affect the business of the Company.
Any change to the composition of our Board of Directors or the termination or modification of the investment advisory agreement could also cause our stock price and trading volume to experience periods of volatility.
There have been no other material changes during the three months ended December 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

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
Date: February 9, 2016
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