Form 10-Q
period 2016-03-31
Fifth Street Senior Floating Rate Corp.
filed 2016-05-10
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of May 10, 2016.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost March 31, 2016: $66,415,474; cost September 30, 2015: $58,977,973)	$60,177,037	$57,156,921
Non-control/Non-affiliate investments (cost March 31, 2016: $540,743,112; cost September 30, 2015: $574,538,984)	515,212,054	566,490,553
Total investments at fair value (cost March 31, 2016: $607,158,586; cost September 30, 2015: $633,516,957)	575,389,091	623,647,474
Cash and cash equivalents	28,821,280	41,433,301
Restricted cash	7,864,686	11,258,796
Interest, dividends and fees receivable	4,057,918	2,783,379
Due from portfolio companies	162,951	11,587
Receivables from unsettled transactions	7,287,374	13,541,056
Deferred financing costs	5,025,968	5,001,675
Other assets	477,822	33,216
Total assets	$629,087,090	$697,710,484
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,211,302	$1,964,249
Base management fee and incentive fee payable	2,285,775	2,055,179
Due to FSC CT	315,030	379,641
Interest payable	1,747,752	1,669,012
Payables from unsettled transactions	—	11,809,500
Credit facilities payable	112,946,800	136,659,800
Notes payable	180,000,000	186,366,000
Total liabilities	299,506,659	340,903,381
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at March 31, 2016 and September 30, 2015	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments	(31,769,495)	(9,869,483)
Net realized gain (loss) on investments	(3,053,660)	1,800,070
Accumulated overdistributed net investment income	(9,887,016)	(9,414,086)
Total net assets (equivalent to $11.18 and $12.11 per common share at March 31, 2016 and September 30, 2015, respectively) (Note 13)	329,580,431	356,807,103
Total liabilities and net assets	$629,087,090	$697,710,484
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015 (see Note 2)	Six months ended March 31, 2016	Six months ended March 31, 2015 (see Note 2)
Interest income:
Control investments	$1,210,027	$—	$2,330,518	$—
Non-control/Non-affiliate investments	10,331,927	9,883,751	21,337,524	18,145,280
Interest on cash and cash equivalents	12,771	5,250	33,170	9,185
Total interest income	11,554,725	9,889,001	23,701,212	18,154,465
PIK interest income:
Non-control/Non-affiliate investments	23,871	—	41,032	—
Total PIK interest income	23,871	—	41,032	—
Fee income:
Non-control/Non-affiliate investments	741,073	1,452,158	2,053,680	5,109,837
Total fee income	741,073	1,452,158	2,053,680	5,109,837
Dividend and other income:
Control investments	875,000	—	1,312,500	—
Total dividend and other income	875,000	—	1,312,500	—
Total investment income	13,194,669	11,341,159	27,108,424	23,264,302
Expenses:
Base management fee	1,520,489	1,523,167	3,106,681	2,680,078
Part I incentive fee	765,287	939,995	2,514,098	2,727,388
Part II incentive fee	—	78,444	—	(178,697)
Professional fees	1,912,236	188,709	2,635,039	498,495
Board of Directors fees	152,950	86,050	321,600	184,300
Interest expense	2,337,849	1,705,137	4,611,282	2,591,292
Administrator expense	128,408	177,562	313,408	423,697
General and administrative expenses	592,253	347,740	819,200	547,891
Total expenses	7,409,472	5,046,804	14,321,308	9,474,444
Net investment income	5,785,197	6,294,355	12,787,116	13,789,858
Unrealized depreciation on investments:
Control investments	(666,893)	—	(4,417,385)	—
Non-control/Non-affiliate investments	(978,962)	(125,507)	(17,482,627)	(1,565,085)
Net unrealized depreciation on investments	(1,645,855)	(125,507)	(21,900,012)	(1,565,085)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(4,799,610)	517,727	(4,853,730)	945,729
Net realized gain (loss) on investments	(4,799,610)	517,727	(4,853,730)	945,729
Net increase (decrease) in net assets resulting from operations	$(660,268)	$6,686,575	$(13,966,626)	$13,170,502
Net investment income per common share — basic and diluted	$0.20	$0.21	$0.43	$0.47
Earnings (loss) per common share — basic and diluted	$(0.02)	$0.23	$(0.47)	$0.45
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
Distributions per common share (Note 6)	$0.15	$0.30	$0.45	$0.60

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended March 31, 2016	Six months ended March 31, 2015 (see Note 2)
Operations:
Net investment income	$12,787,116	$13,789,858
Net unrealized depreciation on investments	(21,900,012)	(1,565,085)
Net realized gain (loss) on investments	(4,853,730)	945,729
Net increase (decrease) in net assets resulting from operations	(13,966,626)	13,170,502
Stockholder transactions:
Distributions to stockholders	(13,260,046)	(17,680,060)
Net decrease in net assets from stockholder transactions	(13,260,046)	(17,680,060)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	448,435	433,771
Repurchases of common stock under dividend reinvestment plan	(448,435)	(433,771)
Net increase in net assets from capital share transactions	—	—
Total decrease in net assets	(27,226,672)	(4,509,558)
Net assets at beginning of period	356,807,103	372,677,678
Net assets at end of period	$329,580,431	$368,168,120
Net asset value per common share	$11.18	$12.49
Common shares outstanding at end of period	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2016	Six months ended March 31, 2015 (see Note 2)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(13,966,626)	$13,170,502
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	21,900,012	1,565,085
Net realized (gain) loss on investments	4,853,730	(945,729)
PIK interest income	(41,032)	—
Recognition of fee income	(2,053,680)	(5,109,837)
Accretion of original issue discount on investments	(963,550)	(733,892)
Amortization of deferred financing costs	426,081	288,780
Changes in operating assets and liabilities:
Fee income received	2,075,033	5,231,999
(Increase) decrease in restricted cash	3,394,110	(3,552,803)
Increase in interest and fees receivable	(1,274,539)	(230,830)
Increase in due from portfolio companies	(151,364)	(263,008)
(Increase) decrease in receivables from unsettled transactions	6,253,682	(5,877,625)
Increase in other assets	(444,606)	(144,268)
Increase in accounts payable, accrued expenses and other liabilities	247,053	766,996
Increase in base management fee and incentive fee payable	230,596	77,639
Decrease in due to FSC CT	(64,611)	(26,598)
Increase in interest payable	78,740	608,296
Decrease in payables from unsettled transactions	(11,809,500)	(15,579,000)
Purchases of investments and net revolver activity	(152,962,442)	(554,605,082)
Principal payments applied to investments (scheduled payments)	5,074,704	5,104,316
Principal payments applied to investments (payoffs)	72,012,298	19,035,025
Proceeds from the sale of investments	98,363,310	246,900,091
Net cash provided (used) by operating activities	31,177,399	(294,319,943)
Financing activities:
Distributions paid in cash	(12,811,611)	(17,246,289)
Borrowings under credit facilities	7,987,000	378,450,000
Repayments of borrowings under credit facilities	(31,700,000)	(98,352,354)
Proceeds from issuance of notes payable	19,715,000	—
Repayments of notes payable	(26,081,000)	—
Repurchases of common stock under dividend reinvestment plan	(448,435)	(433,771)
Deferred financing costs paid	(450,374)	(3,219,100)
Net cash provided (used) by financing activities	(43,789,420)	259,198,486
Net decrease in cash and cash equivalents	(12,612,021)	(35,121,457)
Cash and cash equivalents, beginning of period	41,433,301	107,429,760
Cash and cash equivalents, end of period	$28,821,280	$72,308,303
Supplemental information:
Cash paid for interest	$4,128,980	$1,885,465
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$448,435	$433,771
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (7)(8)(12)		$59,789,347	$59,789,348	$56,327,567
87.5% equity interest (7)(14)			6,626,126	3,849,470
			66,415,474	60,177,037
Total Control Investments (18.3% of net assets)			$66,415,474	$60,177,037
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		$4,374,996	4,297,914	3,609,371
			4,297,914	3,609,371
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		11,785,260	11,655,131	11,325,635
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	971,000	958,750
			12,626,131	12,284,385
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(9)(13)		5,737,593	5,453,679	4,826,750
			5,453,679	4,826,750
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2020 (8)(13)		8,764,834	8,720,673	8,764,834
			8,720,673	8,764,834
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,887,500	4,880,676	4,325,438
			4,880,676	4,325,438
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,305,968	2,088,000
			2,305,968	2,088,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(13)		19,771,704	19,771,704	19,573,986
			19,771,704	19,573,986
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		8,337,000	8,287,133	8,211,945
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	983,810	980,000
			9,270,943	9,191,945
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (8)(13)		$11,850,000	$11,449,288	$7,929,665
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,605,257	2,305,872
			19,054,545	10,235,537
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(13)		9,775,000	9,775,000	9,339,356
			9,775,000	9,339,356
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		7,064,744	7,064,744	7,138,025
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		1,411,496	1,411,496	1,365,031
			8,476,240	8,503,056
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (8)		1,250,000	1,238,839	1,206,769
			1,238,839	1,206,769
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		3,812,500	3,783,315	3,717,188
			3,783,315	3,717,188
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		3,380,000	3,290,567	3,008,200
			3,290,567	3,008,200
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (8)(13)		6,542,083	6,542,083	6,525,728
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 7/7/2022 (8)(13)		8,000,000	8,000,000	7,865,000
			14,542,083	14,390,728
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/30/2021 (8)(13)		13,387,970	13,209,372	13,304,295
			13,209,372	13,304,295
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)		5,370,340	5,340,137	5,195,804
			5,340,137	5,195,804
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,654,918	3,617,862	3,463,035
			3,617,862	3,463,035
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		$5,866,627	$5,733,170	$4,702,685
35.5263 Common Stock Warrants (7)			—	137,282
			5,733,170	4,839,967
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)		6,895,000	6,770,000	6,779,509
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)		3,000,000	2,912,170	2,750,010
			9,682,170	9,529,519
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)		5,910,000	5,887,857	5,821,350
			5,887,857	5,821,350
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)		18,690,003	18,448,117	18,564,690
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(33,696)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	747,533
			18,914,421	19,312,223
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)		6,008,500	5,927,167	5,858,288
			5,927,167	5,858,288
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(13)		15,701,195	15,657,543	15,697,976
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(11)			(878)	—
			15,656,665	15,697,976
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(13)		3,950,000	3,950,000	3,729,930
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)			—	—
			3,950,000	3,729,930
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (8)(13)		19,950,000	19,040,909	18,204,375
			19,040,909	18,204,375
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)		2,552,650	2,534,020	2,485,643
			2,534,020	2,485,643
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		$5,332,500	$5,273,476	$5,039,213
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	266,000
			5,553,476	5,305,213
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)		6,400,000	6,333,971	5,968,000
			6,333,971	5,968,000
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)		6,768,173	6,698,208	6,582,048
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,500,000	1,500,000	1,372,500
			8,198,208	7,954,548
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)		7,000,000	7,000,000	6,969,385
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)			—	—
			7,000,000	6,969,385
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)		7,959,600	7,581,261	7,183,539
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			7,581,261	7,183,539
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(9)(13)		14,443,986	14,344,885	14,223,344
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		600,000	568,181	600,000
			14,913,066	14,823,344
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(13)		8,039,953	7,930,599	7,786,212
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)		1,431,376	1,268,029	1,374,572
			9,198,628	9,160,784
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(13)		4,286,849	4,124,030	4,190,395
			4,124,030	4,190,395
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)(13)		19,680,542	19,677,876	11,547,091
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (8)		1,613,333	1,613,143	946,585
			21,291,019	12,493,676
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(13)		10,085,815	10,064,841	10,140,141
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(11)			(1,498)	—
			10,063,343	10,140,141
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)		14,430,000	14,403,101	14,326,701
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)		543,750	541,349	543,750
			14,944,450	14,870,451
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)		$16,746,333	$16,716,744	$16,495,138
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			16,716,744	16,495,138
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,523,868	4,343,627	4,439,046
			4,343,627	4,439,046
Research Now Group, Inc.	Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	3,949,286	3,880,000
			3,949,286	3,880,000
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(13)		13,440,000	13,440,000	13,206,509
			13,440,000	13,206,509
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(13)		16,047,619	16,047,619	15,679,238
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		887,314	887,314	866,912
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		696,702	696,702	671,944
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (8)			—	—
			17,631,635	17,218,094
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(13)		19,800,000	19,796,366	19,354,500
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)			(316)	—
			19,796,050	19,354,500
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,946,250	3,874,988	3,936,384
			3,874,988	3,936,384
Retail Solutions Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.25% (0.75% floor) cash due 6/23/2022 (8)(13)		5,955,000	5,907,667	5,925,225
			5,907,667	5,925,225
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(13)		30,350,580	30,345,645	30,594,694
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(11)			(728)	—
			30,344,917	30,594,694
Too Faced Cosmetics, LLC	Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(13)		5,910,000	5,910,000	5,909,442
			5,910,000	5,909,442
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,940,000	11,940,000	12,052,504
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	—
			11,940,000	12,052,504
Poseidon Merger Sub, Inc.	Advertising
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/15/2022 (8)(13)		3,980,000	3,970,952	3,910,350
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,986,450	6,969,319
			10,957,402	10,879,669
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		$5,925,000	$5,873,889	$5,769,469
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,973,077	2,965,986
			8,846,966	8,735,455
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,801,266	3,792,735	3,791,763
			3,792,735	3,791,763
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		5,970,000	5,931,557	5,947,240
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		333,333	318,876	333,333
			6,250,433	6,280,573
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)		7,699,769	7,564,361	7,612,453
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)(11)			(14,519)	—
			7,549,842	7,612,453
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)		2,000,000	1,981,429	1,998,511
			1,981,429	1,998,511
Sundial Group Holdings LLC	Personal products
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 10/19/2021 (8)		4,000,000	3,925,634	3,935,625
			3,925,634	3,935,625
TruckPro LLC	Auto parts & equipment
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/6/2018 (8)		1,960,000	1,960,000	1,958,001
			1,960,000	1,958,001
Falmouth Group Holdings Corp.	Insurance brokers
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 12/13/2021 (8)		4,987,500	4,940,278	4,941,044
			4,940,278	4,941,044
Lytx, Inc.	Insurance brokers
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)		10,000,000	10,000,000	10,000,000
500,000 Class A Units in Lytx Holdings, LLC			500,000	500,000
			10,500,000	10,500,000
Total Non-Control/Non-Affiliate Investments (156.3% of net assets)			$540,743,112	$515,212,054
Total Portfolio Investments (174.6% of net assets)			$607,158,586	$575,389,091
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2016
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

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2016, qualifying assets represent 86.1% of the Company's total assets.

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

Portfolio Company	Effective date	Cash interest	Reason
Metamorph US 3, LLC	March 29, 2016	+ 1.0% on First Lien Term Loan	Per loan amendment
TrialCard Incorporated	November 3, 2015	- 0.75% on Term Loan and Revolver	Tier pricing per loan agreement
Smile Brands Group Inc.	October 30, 2015	+ 1.50% on First Lien Term Loan B	Per loan amendment
Accruent, LLC	November 14, 2014	+ 1.50% on First Lien Term Loan	Per loan amendment

(10)
Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(11)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the six months ended March 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 7 — Borrowings), in whole or in part.

(14)	Income producing through payment of dividends or distributions.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (7)(8)(12)		$53,095,597	$53,095,597	$52,603,346
87.5% equity interest (7)(14)			5,882,376	4,553,575
			58,977,973	57,156,921
Total Control Investments (16.0% of net assets)			$58,977,973	$57,156,921
Affiliate Investments (4)			$—	$—
Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		$4,499,996	4,418,746	4,364,794
			4,418,746	4,364,794
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(10)(13)		11,851,711	11,701,369	11,481,404
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	969,500	966,665
			12,670,869	12,448,069
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			—	—
			—	—
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(13)		4,900,000	4,825,097	3,448,375
			4,825,097	3,448,375
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2020 (8)(13)		8,809,782	8,756,158	8,831,807
			8,756,158	8,831,807
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,912,500	4,959,398	4,838,813
			4,959,398	4,838,813
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,297,362	2,282,004
			2,297,362	2,282,004
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1.25% floor) cash due 11/25/2019 (8)(9)(10)(13)		19,872,068	19,872,068	19,974,214
			19,872,068	19,974,214
Pacific Architects and Engineers Incorporated	Diversified support services
First Lien Term Loan B, LIBOR+6.25% (1% floor) cash due 7/17/2018 (8)(13)		3,438,750	3,405,864	3,403,709
			3,405,864	3,403,709
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(10)(13)		8,358,000	8,301,333	8,326,658
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	982,381	990,000
			9,283,714	9,316,658
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

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal amount is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

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

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization, in whole or in part.

(14)	Income producing through payment of dividends or distributions.

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
The Company is externally managed by Fifth Street Management LLC (the "Investment Adviser"), a subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for the Company to operate.

Note 2. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
The Company previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the net overpayment of Part I and Part II Incentive Fees paid to the Investment Adviser. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, the Company concluded the cumulative corrections of these errors would be qualitatively material to the Company's quarterly financial statements within in any quarter during the September 30, 2015 fiscal year end. Accordingly, all prior period financial statements since the commencement of operations have been revised in Note 2 and Note 14 to the Consolidated Financial Statements for the year ended September 30, 2015 contained in the Form 10-K. These errors did not impact the financial information for the three and six months ended March 31, 2016. The revisions for the three and six months ended March 31, 2015 were as follows:

	Three months ended March 31, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised (1)
Interest income	$9,626,673	$262,328	$9,889,001
Fee income	2,265,158	(813,000)	1,452,158
Total investment income	11,891,831	(550,672)	11,341,159
Part I incentive fee	1,161,808	(221,813)	939,995
Part II incentive fee	—	78,444	78,444
Total expenses	5,190,173	(143,369)	5,046,804
Net investment income	6,701,658	(407,303)	6,294,355
Net unrealized appreciation (depreciation) on investments	837,791	(963,298)	(125,507)
Net realized gain (loss) on investments	(996,243)	1,513,970	517,727
Net increase in net assets resulting from operations	$6,543,206	$143,369	$6,686,575
Total investment income per common share - basic and diluted	$0.40	$(0.02)	$0.38
Net investment income per common share - basic and diluted	$0.23	$(0.02)	$0.21
Earnings per common share - basic and diluted	$0.22	$0.01	$0.23

	Six months ended March 31, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised (1)
Interest income	$17,514,392	$640,073	$18,154,465
Fee income	10,237,804	(5,127,967)	5,109,837
Total investment income	27,752,196	(4,487,894)	23,264,302
Part I incentive fee	3,754,403	(1,027,015)	2,727,388
Part II incentive fee	(54,826)	(123,871)	(178,697)
Total expenses	10,625,330	(1,150,886)	9,474,444
Net investment income	17,126,866	(3,337,008)	13,789,858
Net unrealized depreciation on investments	(3,551,215)	1,986,130	(1,565,085)
Net realized gain (loss) on investments	(1,556,035)	2,501,764	945,729
Net increase in net assets resulting from operations	$12,019,616	$1,150,886	$13,170,502
Total investment income per common share - basic and diluted	$0.94	$(0.15)	$0.79
Net investment income per common share - basic and diluted	$0.58	$(0.11)	$0.47
Earnings per common share - basic and diluted	$0.41	$0.04	$0.45

	Six months ended March 31, 2015
Consolidated Statement of Changes in Net Assets:	As previously reported	Adjustment	As revised (1)
Net investment income	$17,126,866	$(3,337,008)	$13,789,858
Net unrealized depreciation on investments	(3,551,215)	1,986,130	(1,565,085)
Net realized gain (loss) on investments	(1,556,035)	2,501,764	945,729
Net increase in net assets resulting from operations	12,019,616	1,150,886	13,170,502
Total decrease in net assets	(5,660,444)	1,150,886	(4,509,558)
Net assets at beginning of period	372,686,925	(9,247)	372,677,678
Net assets at end of period	$367,026,481	$1,141,639	$368,168,120
Net asset value per common share at period end	$12.46	$0.03	$12.49

	Six months ended March 31, 2015
Consolidated Statement of Cash Flows:	As previously reported	Adjustment	As revised (1)
Net increase in net assets resulting from operations	$12,019,616	$1,150,886	$13,170,502
Net unrealized depreciation on investments	3,551,215	(1,986,130)	1,565,085
Net realized (gain) loss on investments	1,556,035	(2,501,764)	(945,729)
Recognition of fee income	(10,237,804)	5,127,967	(5,109,837)
Accretion of original issue discount on investments	(93,819)	(640,073)	(733,892)
Fee income received	10,359,966	(5,127,967)	5,231,999
Increase in base management fee and incentive fee payable	1,228,524	(1,150,885)	77,639
Purchases of investments and net revolver activity	(559,733,049)	5,127,967	(554,605,082)
Net cash used in operating activities	(294,319,943)	—	(294,319,943)
Net decrease in cash and cash equivalents	(35,121,457)	—	(35,121,457)
Cash and cash equivalents, beginning of period	107,429,760	—	107,429,760
Cash and cash equivalents, end of period	$72,308,303	$—	$72,308,303
____________
(1) Revised amounts may not sum due to rounding.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. The subsidiaries

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hold investments which are treated as pass through entities for tax purposes. The assets of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries.
Since the Company is an investment company, portfolio investments held by the Company and its subsidiaries are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company and its subsidiaries are included on the Statements of Assets and Liabilities as Investments at fair value.

Fair Value Measurements:
The Company values its investments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Investment Adviser's capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
The Investment Adviser evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Investment Adviser does not adjust the prices unless it has a reason to believe any such market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, generally including, but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser and, the Investment Adviser responds and supplements the preliminary valuations to reflect any discussion between the Investment Adviser and the Audit Committee;

•
The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio for which market quotations are not readily available; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio for which market quotations are not readily available in good faith.
The fair value of each of the Company's investments at March 31, 2016 and September 30, 2015 was determined in good faith by the Board of Directors. In addition, the Company will continue to utilize independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. As of March 31, 2016, 25.0% of the Company's portfolio at fair value was valued by independent valuation firms. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

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
The Company has one investment in debt securities which contains PIK interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.
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
Restricted Cash:
As of March 31, 2016, included in restricted cash is $7.9 million that was held at Wells Fargo in connection with the Company's credit facility and its 2015 Debt Securitization (as defined in Note 7 — Borrowings). Pursuant to the terms of the credit facilities and the 2015 Debt Securitization, the Company is restricted in terms of access to $3.8 million until such time as the Company submits its required monthly reporting schedules. As of March 31, 2016, $4.1 million of restricted cash could only be used for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
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
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the six months ended March 31, 2016 and March 31, 2015.

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
The Company holds certain portfolio investments through taxable subsidiaries. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the "source income" requirements contained in the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the six months ended March 31, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

Note 4. Portfolio Investments
At March 31, 2016, 174.6% of net assets at fair value, or $575.4 million, was invested in 62 portfolio investments, including 18.3% of net assets, or $60.2 million, in subordinated notes and LLC equity interests of FSFR Glick JV LLC ("FSFR Glick JV"), and 11.1% of net assets, or $36.7 million, was in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2015, 174.8% of net assets at fair value, or $623.6 million, was invested in 64 portfolio investments and 14.8% of net assets, or $52.7 million, was invested in cash and cash equivalents (including restricted cash). As of March 31, 2016, 89.3% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 9.8% consisted of investments in the subordinated notes of FSFR Glick JV and 0.9% consisted of investments in the LLC equity interests of FSFR Glick JV and other portfolio companies. As of September 30, 2015, 90.7% of the Company's portfolio at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies, 8.4% consisted of investments in the subordinated notes of FSFR Glick JV and 0.9% consisted of investments in the LLC equity interests of FSFR Glick JV and other portfolio companies.
During the three and six months ended March 31, 2016, the Company recorded net unrealized depreciation of $1.6 million and $21.9 million, respectively. During the three and six months ended March 31, 2015, the Company recorded net unrealized depreciation of $0.1 million and $1.6 million, respectively. During the three and six months ended March 31, 2016, the Company recorded net realized losses of $4.8 million and $4.9 million, respectively. During the three and six months ended March 31, 2015, the Company recorded net realized gains of $0.5 million and $0.9 million, respectively.
The composition of the Company's investments as of March 31, 2016 and September 30, 2015 at cost and fair value was as follows:

	March 31, 2016		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$539,743,112	$513,827,239	$574,038,984	$565,526,453
Investments in equity securities (common stock and warrants)	1,000,000	1,384,815	500,000	964,100
Debt investment in FSFR Glick JV	59,789,348	56,327,567	53,095,597	52,603,346
Equity investment in FSFR Glick JV	6,626,126	3,849,470	5,882,376	4,553,575
Total	$607,158,586	$575,389,091	$633,516,957	$623,647,474

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of March 31, 2016, on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$513,827,239	$513,827,239
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	56,327,567	56,327,567
Investment in equity securities (common stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	5,234,285	5,234,285
Total investments at fair value	$—	$—	$575,389,091	$575,389,091
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from December 31, 2015 to March 31, 2016, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value as of December 31, 2015	$547,738,258	$53,531,179	$2,686,398	$603,955,835
New investments & net revolver activity	14,446,869	5,040,000	1,060,000	20,546,869
Redemptions/repayments	(43,162,493)	—	—	(43,162,493)
Net accrual of PIK interest income	23,871	—	—	23,871
Accretion of original issue discount	406,052	—	—	406,052
Net change in unearned income	64,422	—	—	64,422
Net unrealized appreciation (depreciation) on investments	(890,130)	(2,243,612)	1,487,887	(1,645,855)
Net realized loss on investments	(4,799,610)	—	—	(4,799,610)
Fair value as of March 31, 2016	$513,827,239	$56,327,567	$5,234,285	$575,389,091
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2016 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended March 31, 2016	$(2,757,806)	$(2,243,612)	$1,487,887	$(3,513,531)

The following table provides a roll-forward in the changes in fair value from December 31, 2014 to March 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Common Equity/Warrants	Total
Fair value at December 31, 2014	$595,214,098	$640,156	$595,854,254
New investments & net revolver activity	115,645,781	—	115,645,781
Redemptions/repayments	(128,676,216)	—	(128,676,216)
Accretion of original issue discount	312,971	—	312,971
Net change in unearned income	30,411	—	30,411
Net unrealized appreciation (depreciation) on investments	(173,717)	48,210	(125,507)
Net realized gain on investments	517,727	—	517,727
Fair value as of March 31, 2015	$582,871,055	$688,366	$583,559,421
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended March 31, 2015	$(607,079)	$48,210	$(558,869)
The following table provides a roll-forward in the changes in fair value from September 30, 2015 to March 31, 2016, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$5,517,675	$623,647,474
New investments & net revolver activity	145,024,942	6,693,750	1,243,750	152,962,442
Redemptions/repayments	(175,450,312)	—	—	(175,450,312)
Net accrual of PIK interest income	41,032	—	—	41,032
Accretion of original issue discount	963,550	—	—	963,550
Net change in unearned income	(21,353)	—	—	(21,353)
Net unrealized depreciation on investments	(17,403,343)	(2,969,529)	(1,527,140)	(21,900,012)
Net realized loss on investments	(4,853,730)	—	—	(4,853,730)
Fair value as of March 31, 2016	$513,827,239	$56,327,567	$5,234,285	$575,389,091
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2016 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the six months ended March 31, 2016	$(17,370,861)	$(2,243,611)	$(1,527,140)	$(21,141,612)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to March 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Common Equity/Warrants	Total
Fair value as of September 30, 2014	$299,333,407	$667,990	$300,001,397
New investments & net revolver activity	554,605,082	—	554,605,082
Redemptions/repayments	(271,039,432)	—	(271,039,432)
Accretion of original issue discount	733,892	—	733,892
Net change in unearned income	(122,162)	—	(122,162)
Net unrealized appreciation (depreciation) on investments	(1,585,461)	20,376	(1,565,085)
Net realized gain on investments	945,729	—	945,729
Fair value as of March 31, 2015	$582,871,055	$688,366	$583,559,421
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the six months ended March 31, 2015	$(4,922,818)	$20,376	$(4,902,442)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$226,323,087	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.20%
			Tranche specific risk premium / (discount)	(a)	(6.0)%	-	2.3%	(2.5)%
			Size premium	(a)	0.5%	-	1.5%	1.0%
			Industry premium / (discount)	(a)	(2.8)%	-	1.1%	0.0%
	14,799,547	Market and income approaches	Weighted average cost of capital		13.0%	-	19.0%	13.9%
			Company specific risk premium	(a)	2.0%	-	5.0%	2.5%
			Revenue growth rate		(6.2)%	-	(6.2)%	(6.2)%
			Revenue multiple	(b)	1.0x	-	1.0x	1.0x
	59,333,974	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	213,370,631	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	56,327,567	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	(1.3)%	-	(1.3)%	(1.3)%
FSFR Glick JV equity interests	3,849,470	Net asset value	Net asset value		N/A	-	N/A	N/A
Common equity/warrants	1,384,815	Market and income approaches	Weighted average cost of capital		17.0%	-	17.0%	17.0%
			Company specific risk premium	(a)	1.0%	-	1.0%	1.0%
			Revenue growth rate		29.3%	-	29.3%	29.3%
			EBITDA multiple	(b)	14.0x	-	14.0x	14.0x
Total	$575,389,091
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
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA/Revenue multiple. Significant increases or decreases in a portfolio company's weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a significantly higher or lower fair value measurement, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2016, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$109,226,800	$109,226,800	$—	$—	$109,226,800
East West Bank facility payable	3,720,000	3,720,000			3,720,000
Notes payable	180,000,000	180,000,000	—	—	180,000,000
Total	$292,946,800	$292,946,800	$—	$—	$292,946,800
The carrying value of credit facility payable and notes payable approximates their fair values and are both included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2016		September 30, 2015
Cost:
Senior secured debt	$539,743,112	88.90%	$574,038,984	90.61%
Subordinated notes of FSFR Glick JV	59,789,348	9.85	53,095,597	8.38
LLC equity interests of FSFR Glick JV	6,626,126	1.09	5,882,376	0.93
Purchased equity	1,000,000	0.16	500,000	0.08
Total	$607,158,586	100.00%	$633,516,957	100.00%
Fair Value:
Senior secured debt	$513,827,239	89.30%	$565,526,453	90.68%
Subordinated notes of FSFR Glick JV	56,327,567	9.79	52,603,346	8.43
LLC equity interests of FSFR Glick JV	3,849,470	0.67	4,553,575	0.73
Purchased equity	1,247,533	0.22	809,394	0.13
Equity grants	137,282	0.02	154,706	0.03
Total	$575,389,091	100.00%	$623,647,474	100.00%

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

	March 31, 2016		September 30, 2015
Cost:
Northeast U.S.	$218,461,325	35.98%	$215,112,970	33.96%
Southwest U.S.	125,893,092	20.73	124,389,488	19.63
West U.S.	117,296,578	19.32	117,699,067	18.58
Midwest U.S.	69,370,458	11.43	80,106,244	12.64
Southeast U.S.	60,721,793	10.00	80,767,518	12.75
International	15,415,340	2.54	15,441,670	2.44
Total	$607,158,586	100.00%	$633,516,957	100.00%

Fair Value:
Northeast U.S.	$202,029,732	35.11%	$211,240,832	33.87%
Southwest U.S.	124,321,926	21.61	125,336,010	20.10
West U.S.	114,871,906	19.96	116,741,778	18.72
Midwest U.S.	60,135,443	10.45	74,335,868	11.92
Southeast U.S.	59,660,598	10.37	80,689,139	12.94
International	14,369,486	2.50	15,303,847	2.45
Total	$575,389,091	100.00%	$623,647,474	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair values as of March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016		September 30, 2015
Cost:
Internet software & services	$138,336,656	22.78%	$144,406,294	22.79%
Healthcare services	78,348,111	12.90	89,505,451	14.13
Multi-sector holdings	66,415,474	10.94	58,977,973	9.31
Advertising	54,511,691	8.98	43,467,983	6.86
Integrated telecommunication services	29,564,390	4.87	38,058,587	6.01
Specialized consumer services	22,330,070	3.68	28,717,092	4.53
Diversified support services	20,497,926	3.38	29,579,949	4.67
Application software	20,153,260	3.32	21,328,090	3.37
Education services	15,656,665	2.58	21,743,979	3.43
Research & consulting services	19,770,943	3.26	9,283,714	1.47
Security & alarm services	17,631,635	2.90	17,760,120	2.80
Electronic equipment & instruments	13,440,000	2.21	13,720,000	2.17
Food retail	10,208,959	1.68	10,300,523	1.63
Data processing & outsourced services	9,856,953	1.62	13,581,348	2.14
Personal products	9,835,634	1.62	10,787,500	1.70
Pharmaceuticals	9,775,000	1.61	9,825,000	1.55
Food distributors	8,846,966	1.46	8,912,991	1.41
Diversified capital markets	8,720,673	1.44	8,756,158	1.38
IT consulting & other services	7,916,765	1.30	11,953,631	1.89
Environmental & facilities services	6,250,433	1.03	9,997,808	1.58
Construction and engineering	5,927,167	0.98	5,945,467	0.94
Wireless telecommunication services	5,733,170	0.94	5,746,610	0.91
Specialty chemicals	4,940,278	0.81	—	—
Healthcare technology	4,880,676	0.80	4,959,398	0.78
Oil & gas equipment & services	4,297,914	0.71	4,418,746	0.70
Industrial machinery	3,950,000	0.65	3,970,000	0.63
Computer hardware	3,783,315	0.62	4,099,489	0.65
Fertilizers & agricultural chemicals	3,617,862	0.61	3,713,056	0.57
Auto parts & equipment	1,960,000	0.32	—	—
Total	$607,158,586	100.00%	$633,516,957	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016		September 30, 2015
Fair Value:
Internet software & services	$127,217,512	22.11%	$139,324,155	22.34%
Healthcare services	68,651,196	11.93	86,013,066	13.79
Multi-sector holdings	60,177,037	10.46	57,156,921	9.16
Advertising	54,778,658	9.52	43,579,408	6.99
Integrated telecommunication services	29,116,051	5.06	38,288,184	6.14
Specialized consumer services	21,840,143	3.80	28,795,048	4.62
Application software	20,518,992	3.57	21,882,649	3.51
Diversified support services	20,175,664	3.51	29,476,672	4.73
Research & consulting services	19,691,945	3.42	9,316,658	1.49
Education services	15,697,976	2.73	21,386,129	3.43
Security & alarm services	17,218,094	2.99	17,763,106	2.85
Electronic equipment & instruments	13,206,509	2.30	13,717,288	2.20
Food retail	9,904,384	1.72	10,432,750	1.67
Personal products	9,845,067	1.71	10,818,516	1.73
Data processing & outsourced services	9,805,225	1.70	13,681,960	2.19
Pharmaceuticals	9,339,356	1.62	9,819,438	1.57
Food distributors	8,735,455	1.52	8,970,000	1.44
Diversified capital markets	8,764,834	1.52	8,831,807	1.42
IT consulting & other services	7,982,158	1.39	12,082,836	1.94
Environmental & facilities services	6,280,573	1.09	10,000,000	1.60
Construction and engineering	5,858,288	1.02	5,908,869	0.95
Wireless telecommunication services	4,839,967	0.84	5,454,246	0.87
Specialty chemicals	4,941,044	0.86	—	—
Healthcare technology	4,325,438	0.75	4,838,813	0.78
Oil & gas equipment & services	3,609,371	0.63	4,364,794	0.70
Industrial machinery	3,729,930	0.65	3,867,602	0.62
Computer hardware	3,717,188	0.65	4,121,614	0.66
Fertilizers & agricultural chemicals	3,463,035	0.60	3,754,945	0.61
Auto parts & equipment	1,958,001	0.33	—	—
Total	$575,389,091	100.00%	$623,647,474	100.00%

The Company's investments are generally in middle market companies in a variety of industries. The investments that represented greater than 10% of the total investment portfolio at fair value at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
FSFR Glick JV LLC	10.5%	9.2%
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. The individual investments that produced investment income that exceeded 10% of total investment income for the three and six months ended March 31, 2016 and March 31, 2015 are as follows:

	Three months ended March 31, 2016
	Income	Percent of Total Investment Income
FSFR Glick JV LLC	$2,085,027	15.82%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2015
	Income	Percent of Total Investment Income
Motion Recruitment Partners LLC	$1,478,827	13.05%

	Six months ended March 31, 2016
	Income	Percent of Total Investment Income
FSFR Glick JV LLC	$3,643,018	13.46%

	Six months ended March 31, 2015
	Income	Percent of Total Investment Income
Idera, Inc.	$2,376,070	10.22%

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of the FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to the FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of March 31, 2016, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of March 31, 2016 and September 30, 2015, FSFR Glick JV had total assets of $211.4 million and $190.4 million, respectively. The Company's investment in FSFR Glick JV consisted of LLC equity interests of $3.8 million and Subordinated Notes of $56.3 million, at fair value as of March 31, 2016. As of September 30, 2015, the Company's investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 33 and 29 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of March 31, 2016 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of March 31, 2016 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $75.9 million and $67.4 million in aggregate commitments were funded as of March 31, 2016 and September 30, 2015, respectively, of which $66.4 million and $59.0 million, respectively, was from the Company. As of March 31, 2016, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $19.0 million was unfunded. As of March 31, 2016, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.1 million was unfunded. As of September 30, 2015, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both March 31, 2016

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of March 31, 2016 and September 30, 2015. Under the Credit Suisse facility, $136.3 million and $122.4 million of borrowings were outstanding as of March 31, 2016 and September 30, 2015, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Senior secured loans (1)	$209,608,226	$186,764,451
Weighted average current interest rate on senior secured loans (2)	6.82%	6.93%
Number of borrowers in FSFR Glick JV	33	29
Largest loan exposure to a single borrower (1)	$14,703,297	$14,777,933
Total of five largest loan exposures to borrowers (1)	$56,359,663	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Loan Portfolio as of March 31, 2016

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,703,297	$14,526,936	$14,661,953
Ameritox Ltd. (3) (5)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,661,251	4,575,947
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,919,799	7,644,031	5,299,692
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,852,892	12,751,636	12,687,906
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,594,937	7,495,402	7,355,241
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	7,007,264	6,903,691	6,816,916
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,250,000	9,250,000	9,149,439
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	3,517,632	3,502,346	3,420,897
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,627,641	2,624,249	2,586,461
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,930,000	6,921,467	6,821,067
Total Teaching Strategies, LLC					9,557,641	9,545,716	9,407,528
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,292,206	7,371,882
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,333,955	8,308,135	8,042,266
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,640,000	8,593,043	8,489,898
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,900,000	9,696,610	9,677,250
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,456,250	3,471,101	3,434,648
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,954,318	2,355,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,316,600	2,320,985	2,090,732
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,141,117	2,138,882	2,071,531
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,052,933	2,020,876	1,972,868
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,939,850	5,946,433	5,783,929

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	9,345,833	9,358,060	9,322,469
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,960,000	3,944,040	3,925,350
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,940,000	7,957,831	7,900,300
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,189,500	4,151,100	4,168,553
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	2,955,000	2,887,500	2,978,329
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,950,000	3,931,972	3,846,313
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,760,015	5,733,662	5,731,216
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,916,632	2,986,851
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,950,000	7,865,594	7,810,875
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,980,000	7,887,098	7,820,400
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,483,750	6,421,157	6,451,331
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,980,000	3,921,057	3,964,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,814,829	3,791,414	3,790,987
		Delayed Draw Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	—	(1,075)	—
Total RSC Acquisition, Inc.					3,814,829	3,790,339	3,790,987
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,673,472	4,511,593	4,509,901
		Delayed Draw Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	314,815	303,938	303,796
Total Integro Parent Inc.					4,988,287	4,815,531	4,813,697
Total Portfolio Investments					$209,608,226	$207,605,171	$200,177,020
__________
(1) Represents the current interest rate as of March 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2016 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of March 31, 2016.
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
(5) This investment is on cash non-accrual status as of March 31, 2016.

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

The amortized cost and fair value of the Subordinated Notes held by the Company was $59.8 million and $56.3 million, respectively, as of March 31, 2016 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and six months ended March 31, 2016, the Company earned interest income of $1.2 million and $2.3 million, respectively, on its investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by the Company was $6.6 million and $3.8 million, respectively, as of March 31, 2016 and $5.9 million and $4.6 million, respectively, as of September 30, 2015. The Company earned dividend income of $0.9 million and $1.3 million, respectively, for the three and six months ended March 31, 2016 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for FSFR Glick JV as of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016:

	March 31, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2016: $207,605,171; cost September 30, 2015: $184,900,371)	$200,177,020	$182,823,774
Cash and cash equivalents	5,797,225	3,127,824
Restricted cash	2,929,990	2,188,133
Other assets	2,450,049	2,253,143
Total assets	$211,354,284	$190,392,874

Senior credit facility payable	$136,315,636	$122,380,636
Subordinated notes payable at fair value (proceeds March 31, 2016: $68,330,682; proceeds September 30, 2015: $60,680,682)	64,374,362	60,118,109
Other liabilities	6,264,892	2,690,043
Total liabilities	$206,954,890	$185,188,788
Members' equity	4,399,394	5,204,086
Total liabilities and members' equity	$211,354,284	$190,392,874

	Three months ended March 31, 2016	Six months ended March 31, 2016
Selected Statement of Operations Information:
Interest income	$3,185,495	$6,874,084
Fee income	83,174	87,340
Total investment income	3,268,669	6,961,424
Interest expense	2,630,208	5,044,654
Other expenses	59,885	123,577
Total expenses (1)	2,690,093	5,168,231
Net unrealized appreciation (depreciation)	2,208,938	(1,860,169)
Net income (loss)	$2,787,514	$(66,976)
__________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under ASC 825 — Financial Instruments. The Subordinated Notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2016, the Company sold $14.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $12.8 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. The Company realized a loss of $0.3 million on these transactions.

Note 5. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The majority of fee income is comprised of advisory fees which are recognized at investment close and are non-recurring in nature.
For the three and six months ended March 31, 2016, the Company recorded total fee income of $0.7 million, $0.2 million of which was recurring in nature, and $2.1 million, $0.3 million of which was recurring in nature, respectively. For the three and six months ended March 31, 2015, the Company recorded total fee income of $1.5 million, $0.1 million of which was recurring in nature, and $5.1 million, $0.2 million of which was recurring in nature, respectively.

Note 6. Share Data and Distributions
Earnings per Share
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31, 2016	Three months ended March 31, 2015	Six months ended March 31, 2016	Six months ended March 31, 2015
Earnings per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(660,268)	$6,686,575	$(13,966,626)	$13,170,502
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$(0.02)	$0.23	$(0.47)	$0.45
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2016 and March 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,210,008	12,080	$108,563
July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,577
Total for the six months ended March 31, 2016			$0.45	$13,260,046	54,004	$448,435

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
May 12, 2014	September 15, 2014	October 15, 2014	$0.300	$8,840,030	17,127	$191,093
September 9, 2014	December 15, 2014	January 15, 2015	0.300	8,840,030	23,183	242,678
Total for the six months ended March 31, 2015			$0.60	$17,680,060	40,310	$433,771
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2016 and March 31, 2015.

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
Borrowings under the Natixis facility were secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company used the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. The Company's borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.242% for the six months ended March 31, 2015. For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.1 million and $2.0 million, respectively, related to the Natixis facility.
On May 28, 2015, the Company completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, the Company had no borrowings outstanding or capacity available under the Natixis facility as of March 31, 2016.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends January 15, 2018 and the Citibank facility will mature on January 15, 2020. The Citibank facility does not require the Company to comply with significant financial covenants.
As of March 31, 2016, the Company had $109.2 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.730% and 2.511% for the six months ended March 31, 2016 and March 31, 2015, respectively. For the three and six months ended March 31, 2016, the Company recorded interest expense of $1.0 million and $2.1 million, respectively, related to the Citibank facility. For the three and six months ended March 31, 2015, the Company recorded interest expense of $0.6 million related to the Citibank facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (the "East West Bank Facility"). The East West Bank Facility bears an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank Facility matures on January 6, 2021.
As of March 31, 2016, the Company had $3.7 million outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.315% for the period from January 6, 2016 through March 31, 2016. For the three months ended March 31, 2016, the Company recorded interest expense of $0.1 million related to the East West Bank Facility.
Debt Securitization
On May 28, 2015, the Company completed its $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55% per annum, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured Notes (which the Company purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in the Company's March 31, 2016 Consolidated Statements of Assets and Liabilities as notes payable. As of March 31, 2016, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2016, there were 47 investments in portfolio companies with a total fair value of $259.9 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the 2015 Notes at March 31, 2016 was approximately $1.0 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2016, the Company had a deferred debt issuance costs balance of approximately $2.7 million associated with the 2015 Debt Securitization.

For the six months ended March 31, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$2,269,611
Loan administration fees	44,453
Amortization of debt issuance costs	145,052
Total interest and other debt financing expenses	$2,459,116
Cash paid for interest expense	$2,702,624
Annualized average interest rate	2.489%
Average outstanding balance	$182,909,087

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C notes the three and six months ended March 31, 2016 is as follows:

				Three months ended March 31, 2016		Six months ended March 31, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.42210%	180		$682,833	$750,255	$1,721,781	$1,442,887
Class A-S Notes	2.17210%	155	(1)	138,632	154,351	349,964	295,239
Class A-R Notes	1.99075%	180	(2)	46,835	75,807	153,492	137,177
Class B Notes	3.27210%	265		189,788	202,575	477,387	394,308
Class C Notes	3.60103%	325	(3)	—	—	—	—
Total				$1,058,088	$1,182,988	$2,702,624	$2,269,611
_______________________
(1) Step-up in spread to occur in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the three and six months ended March 31, 2016.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$—	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
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
The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. As of March 31, 2016, the Company was in compliance with all financial covenants under the Debt Securitization.

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
As of March 31, 2016, there were two investments on which the Company stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there was one investment on which the Company stopped accruing cash and/or PIK interest or OID income. As of March 31, 2015, there were no investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$578,262,310	95.24%	$560,589,543	97.43%	$625,911,700	98.80%	$619,219,635	99.29%
PIK non-accrual (paying) (1)	7,605,257	1.25	2,305,872	0.40	7,605,257	1.20	4,427,839	0.71
Cash non-accrual (non-paying) (1)	21,291,019	3.51	12,493,676	2.17	—	—	—	—
Total	$607,158,586	100.00%	$575,389,091	100.00%	$633,516,957	100.00%	$623,647,474	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of March 31, 2016 and September 30, 2015 was as follows:

	March 31, 2016	September 30, 2015
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)
Ameritox Ltd.	Cash non-accrual (1)	—

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three and six months ended March 31, 2016 are presented in the following table.

	Three months ended March 31, 2016	Six months ended March 31, 2016
Cash interest income	$451.931	$903.863
OID income	13,816	27,632
Total	$465,747	$931,495

Note 9. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three and six months ended March 31, 2016, including cumulative prior period items related to the Revision:

	Three months ended March 31, 2016	Six months ended March 31, 2016
Net decrease in net assets resulting from operations	$(660,268)	$(13,966,626)
Net unrealized depreciation on investments	1,645,855	21,900,012
Book/tax difference due to deferred loan fees	(75,735)	7,074
Book/tax difference due to capital losses not recognized	4,799,610	4,853,730
Other book/tax differences	(875,000)	(1,312,500)
Taxable/Distributable Income (1)	$4,834,462	$11,481,690

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2016 is an estimate and will not be finally determined until the Company files its tax return for the fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.

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
During the six months ended March 31, 2016, the Company recorded investment realization events, including the following:

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

•
In January 2016, the Company received a cash payment of $6.4 million from TWCC Holding Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In February 2016, the Company received a cash payment of $1.4 million from B&H Education Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited and a realized loss of $4.3 million was recorded on the transaction;

•
In March 2016, the Company received a cash payment of $3.4 million from Pacific Architects and Engineers Incorporated in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the six months ended March 31, 2016, the Company received cash payments of $98.4 million in connection with syndications and sales of debt investments and recorded a net realized loss of $4.9 million.

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In December 2014, the Company received a cash payment of $4.9 million from Survey Sampling International, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the six months ended March 31, 2015, the Company received cash payments of $246.9 million in connection with full or partial sales of debt investments and recorded a net realized gain of $0.9 million.

During the three and six months ended March 31, 2016, the Company recorded net unrealized depreciation of $1.6 million and $21.9 million, respectively. During the three and six months ended March 31, 2015, the Company recorded net unrealized depreciation of $0.1 million and $1.6 million, respectively. For the three months ended March 31, 2016 this consisted of $5.0 million of net unrealized depreciation on debt investments offset by $1.5 million of net unrealized appreciation on equity investments and $1.9 million of net reclassifications to realized loss (resulting in unrealized appreciation). For the six months ended March 31, 2016 this consisted of $21.9 million of net unrealized depreciation on debt investments and $1.5 million of net unrealized depreciation on equity investments, offset by $1.4 million of net reclassifications to realized loss (resulting in unrealized appreciation).
For the three months ended March 31, 2015, the Company's net unrealized depreciation consisted of $62,904 of net unrealized depreciation on debt investments and $110,816 of net reclassifications to realized gains on debt and equity investments (resulting in unrealized appreciation), offset by $48,210 of net unrealized appreciation on equity investments. For the six months ended March 31, 2015, the Company's net unrealized depreciation consisted of $1,199,689 of net unrealized depreciation on debt investments and $385,773 of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), offset by $20,376 of net unrealized appreciation on equity investments.

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
For the three and six months ended March 31, 2016, base management fees (net of waivers, if any) were $1.5 million and $3.1 million, respectively. For the three and six months ended March 31, 2015, base management fees (net of waivers, if any) were $1.5 million and $2.7 million, respectively.

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

For the three and six months ended March 31, 2016, the Part I incentive fee was $0.8 million and $2.5 million, respectively. For the three and six months ended March 31, 2015, the Part I incentive fee was $0.9 million and $2.7 million, respectively.
The second part ("Part II Incentive Fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the six months ended March 31, 2015, the Part II incentive fee was $(0.2) million. For the six months ended March 31, 2016, there was no Part II incentive fee.
GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gain incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gain incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of March 31, 2016, the Company has paid $145,898 of capital gain incentive fees since inception. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. The Company does not currently accrue for capital gain incentive fees due to the accumulated realized and unrealized losses in the portfolio.
At March 31, 2016 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $2.3 million and $2.1 million, respectively, reflecting the unpaid portion of the base management fee and incentive fees payable to the Investment Adviser.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Company's Investment Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Company's Investment Adviser.
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
For the three and six months ended March 31, 2016, the Company accrued administrative expenses of $0.4 million and $0.6 million, respectively. For the three and six months ended March 31, 2015, the Company accrued administrative expenses of $0.3 million and $0.6 million, respectively. At March 31, 2016 and September 30, 2015, $0.3 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Financial Highlights

	Three months ended March 31, 2016	Three months ended March 31, 2015 (revised)	Six months ended March 31, 2016	Six months ended March 31, 2015 (revised)
Net asset value at beginning of period	$11.36	$12.57	$12.11	$12.65
Net investment income (5)	0.20	0.21	0.43	0.47
Net unrealized depreciation on investments (5)	(0.07)	(0.01)	(0.74)	(0.06)
Net realized gain on investments (5)	(0.16)	0.02	(0.17)	0.03
Distributions to stockholders	(0.15)	(0.30)	(0.45)	(0.60)
Net asset value at end of period	$11.18	$12.49	$11.18	$12.49
Per share market value at beginning of period	$8.57	$10.22	$8.73	$11.82
Per share market value at end of period	$7.93	$10.63	$7.93	$10.63
Total return (1)	(4.62)%	6.99%	(3.94)%	(5.00)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$334,660,714	$370,321,574	$356,807,103	$372,677,678
Net assets at end of period	$329,580,431	$368,168,120	$329,580,431	$368,168,120
Average net assets (2)	$333,265,633	$373,590,566	$340,149,740	$373,990,755
Ratio of net investment income to average net assets (3)	6.96%	6.83%	7.50%	7.39%
Ratio of total expenses to average net assets (3)	8.92%	5.48%	8.40%	5.08%
Ratio of portfolio turnover to average investments at fair value	5.14%	3.54%	15.17%	9.87%
Weighted average outstanding debt (4)	$294,305,822	$241,964,535	$307,686,554	$183,358,719
Average debt per share (5)	$9.99	$8.21	$10.44	$6.22
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

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $67.8 million and $76.8 million of unfunded commitments to provide debt and equity financing to its portfolio companies as of March 31, 2016 and September 30, 2015, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of March 31, 2016 and September 30, 2015 is shown in the table below:

	March 31, 2016	September 30, 2015
FSFR Glick JV LLC	$21,084,526	$28,522,027
TIBCO Software, Inc.	5,300,000	5,300,000
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Executive Consulting Group, Inc.	4,800,000	4,800,000
Legalzoom.com, Inc.	3,607,018	2,607,018
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Teaching Strategies, LLC	2,400,000	2,400,000
Motion Recruitment Partners LLC	2,356,250	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,415,984	1,287,499
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Internet Pipeline, Inc.	800,000	800,000
Valet Merger Sub, Inc.	666,667	1,000,000
NextCare, Inc.	420,375	1,221,621
Ameritox Ltd.	386,667	1,000,000
Idera, Inc.	—	2,400,000
Total	$67,819,614	$76,816,327

Note 15. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2016, except as discussed below:
On April 11, 2016, the Company restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged its debt securities for debt and equity securities in the restructured entity. The fair value of the debt securities exchanged on the restructuring date approximated their fair value as of March 31, 2016.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Six months ended March 31, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2016
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$2,330,518	$52,603,346	$6,693,750	$(2,969,529)	$56,327,567
87.5% equity interest (5)	1,312,500	4,553,575	2,320,469	(3,024,574)	3,849,470
Total Control Investments	$3,643,018	$57,156,921	$9,014,219	$(5,994,103)	$60,177,037
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
Except as otherwise specified, references to the "Company," "we," "us," and "our," refer to Fifth Street Senior Floating Rate Corp. and its consolidated subsidiaries.
All amounts are in dollars, except share amounts, percentages and as otherwise indicated.
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company and have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or 1940 Act. We have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes.
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
We are externally managed by Fifth Street Management LLC, or the Investment Adviser, a subsidiary of Fifth Street Asset Management Inc., or FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement.

FSC CT LLC, a subsidiary of our Investment Adviser, also provides certain administrative and other services necessary for us to operate.
Critical Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires management to make certain estimates and assumptions affecting amounts reported in the consolidated financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
We perform detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser and, the Investment Adviser responds and supplements the preliminary valuations to reflect any discussion between the Investment Adviser and the Audit Committee;

•
The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio for which market quotations are not readily available; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio for which market quotations are not readily available in good faith.
The fair value of all of our investments at March 31, 2016 and September 30, 2015, was determined in good faith by our Board of Directors. In addition, we have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio over the course of each fiscal year. We will continue to utilize independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process. As of March 31, 2016, 25.0% of our portfolio at fair value was valued by independent valuation firms. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and preceding fiscal years are presented in the following table. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods.

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
For the quarter ended December 31, 2014	54.1%
For the quarter ended March 31, 2015 (1)	32.1%
For the quarter ended June 30, 2015	23.8%
For the quarter ended September 30, 2015 (2)	76.5%
For the quarter ended December 31, 2015	29.3%
For the quarter ended March 31, 2016	25.0%
__________
(1) The decrease from prior quarters is primarily related to the increased use of market quotations to value certain of our portfolio investments beginning in the quarter ended March 31, 2015.
(2) This quarter is higher primarily due to additional year-end procedures related to portfolio investments that were valued using market quotations based on only one source.
As of March 31, 2016 and September 30, 2015, approximately 91.5% and 89.4%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Payment-in-Kind (PIK) Interest
Although our loans typically do not contain contractual payment in kind, or PIK, interest provisions, a portion of our loans may contain contractual PIK interest provisions now and in the future. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and would generally be recorded on the accrual basis to the extent such amounts are expected to be collected. We would generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest would involve subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we would determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security would generally be made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our Consolidated Financial Statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.

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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $41,032 as of March 31, 2016. We did not have any accumulated PIK interest as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2016	September 30, 2015
Cost:
Senior secured debt	88.90%	90.61%
Subordinated notes of FSFR Glick JV	9.85	8.38
LLC equity interests of FSFR Glick JV	1.09	0.93
Purchased equity	0.16	0.08
Total	100.00%	100.00%

	March 31, 2016	September 30, 2015
Fair value:
Senior secured debt	89.30%	90.68%
Subordinated notes of FSFR Glick JV	9.79	8.43
LLC equity interests of FSFR Glick JV	0.67	0.73
Purchased equity	0.22	0.13
Equity grants	0.02	0.03
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	March 31, 2016	September 30, 2015
Cost:
Internet software & services	22.78%	22.79%
Healthcare services	12.90	14.13
Multi-sector holdings	10.94	9.31
Advertising	8.98	6.86
Integrated telecommunication services	4.87	6.01
Specialized consumer services	3.68	4.53
Diversified support services	3.38	4.67
Application software	3.32	3.37
Education services	2.58	3.43
Research & consulting services	3.26	1.47
Security & alarm services	2.90	2.80
Electronic equipment & instruments	2.21	2.17
Food retail	1.68	1.63
Data processing & outsourced services	1.62	2.14
Personal products	1.62	1.70
Pharmaceuticals	1.61	1.55
Food distributors	1.46	1.41
Diversified capital markets	1.44	1.38
IT consulting & other services	1.30	1.89
Environmental & facilities services	1.03	1.58
Construction and engineering	0.98	0.94
Wireless telecommunication services	0.94	0.91
Specialty chemicals	0.81	—
Healthcare technology	0.80	0.78
Oil & gas equipment & services	0.71	0.70
Industrial machinery	0.65	0.63
Computer hardware	0.62	0.65
Fertilizers & agricultural chemicals	0.61	0.57
Auto parts & equipment	0.32	—
	100.00%	100.00%

Fair value:	March 31, 2016	September 30, 2015
Internet software & services	22.11%	22.34%
Healthcare services	11.93	13.79
Multi-sector holdings	10.46	9.16
Advertising	9.52	6.99
Integrated telecommunication services	5.06	6.14
Specialized consumer services	3.80	4.62
Application software	3.57	3.51
Diversified support services	3.51	4.73
Research & consulting services	3.42	1.49
Education services	2.73	3.43
Security & alarm services	2.99	2.85
Electronic equipment & instruments	2.30	2.20
Food retail	1.72	1.67
Personal products	1.71	1.73
Data processing & outsourced services	1.70	2.19
Pharmaceuticals	1.62	1.57
Food distributors	1.52	1.44
Diversified capital markets	1.52	1.42
IT consulting & other services	1.39	1.94
Environmental & facilities services	1.09	1.60
Construction and engineering	1.02	0.95
Wireless telecommunication services	0.84	0.87
Specialty chemicals	0.86	—
Healthcare technology	0.75	0.78
Oil & gas equipment & services	0.63	0.70
Industrial machinery	0.65	0.62
Computer hardware	0.65	0.66
Fertilizers & agricultural chemicals	0.60	0.61
Auto parts & equipment	0.33	—
	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2016 and September 30, 2015:

Investment Ranking	March 31, 2016				September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—		—	—	—
2	$560,589,543	97.43%	4.55		$596,955,786	95.72%	4.71
3	—	—	—		26,691,688	4.28	5.87
4	14,799,548	2.57	NM	(1)	—	—	—
Total	$575,389,091	100.00%	4.55		$623,647,474	100.00%	4.76
________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any modifications to our loan agreements may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of March 31, 2016, we had modified the payment terms of our investments in four portfolio companies. As of September 30, 2015, we had modified the payment terms of our investment in two portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2016, there were two investments on which we stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of March 31, 2015, there were no investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$578,262,310	95.24%	$560,589,543	97.43%	$625,911,700	98.80%	$619,219,635	99.29%
PIK non-accrual (paying) (1)	7,605,257	1.25	2,305,872	0.40	7,605,257	1.20	4,427,839	0.71
Cash non-accrual (non-paying) (1)	21,291,019	3.51	12,493,676	2.17	—	—	—	—
Total	$607,158,586	100.00%	$575,389,091	100.00%	$633,516,957	100.00%	$623,647,474	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of March 31, 2016 and September 30, 2015 was as follows:

	March 31, 2016	September 30, 2015
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)
Ameritox Ltd.	Cash non-accrual (1)	—

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
Income non-accrual amount for the three and six months ended March 31, 2016 is presented in the following table.

	Three months ended March 31, 2016	Six months ended March 31, 2016
Cash interest income	$451.931	$903.863
OID income	13,816	27,632
Total	$465,747	$931,495
FSFR Glick JV LLC
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form FSFR Glick JV LLC, or FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of March 31, 2016, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests, and we and GF Debt Funding owned 87.5% and 12.5% respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of March 31, 2016 and September 30, 2015, FSFR Glick JV had total assets of $211.4 million and $190.4, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests of $3.8 million and Subordinated Notes of $56.3 million, at fair value as of March 31, 2016. As of September 30, 2015, our investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 33 and 29 "eligible portfolio companies" (as defined in section 2(a)(46) of the 1940 Act) as of March 31, 2016 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
As of March 31, 2016 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $75.9 million and $67.4 million in aggregate commitments were funded as of March 31, 2016 and September 30, 2015, respectively, of which $66.4 million and $59.0 million, respectively, was from us. As of March 31, 2016, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $19.0 million was unfunded. As of March 31, 2016, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.1 million was unfunded. As of September 30, 2015, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch, or the Credit Suisse facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both March 31, 2016 and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of

FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of March 31, 2016 and September 30, 2015. Under the Credit Suisse facility, $136.3 million and $122.4 million in borrowings were outstanding as of March 31, 2016 and September 30, 2015, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Senior secured loans (1)	$209,608,226	$186,764,451
Weighted average current interest rate on senior secured loans (2)	6.82%	6.93%
Number of borrowers in FSFR Glick JV	33	29
Largest loan exposure to a single borrower (1)	$14,703,297	$14,777,933
Total of five largest loan exposures to borrowers (1)	$56,359,663	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Loan Portfolio as of March 31, 2016

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,703,297	$14,526,936	$14,661,953
Ameritox Ltd. (3) (5)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,661,251	4,575,947
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,919,799	7,644,031	5,299,692
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,852,892	12,751,636	12,687,906
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,594,937	7,495,402	7,355,241
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	7,007,264	6,903,691	6,816,916
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,250,000	9,250,000	9,149,439
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	3,517,632	3,502,346	3,420,897
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,627,641	2,624,249	2,586,461
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,930,000	6,921,467	6,821,067
Total Teaching Strategies, LLC					9,557,641	9,545,716	9,407,528
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,292,206	7,371,882
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,333,955	8,308,135	8,042,266
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,640,000	8,593,043	8,489,898
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,900,000	9,696,610	9,677,250
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,456,250	3,471,101	3,434,648
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,954,318	2,355,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,316,600	2,320,985	2,090,732
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,141,117	2,138,882	2,071,531
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,052,933	2,020,876	1,972,868
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,939,850	5,946,433	5,783,929
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	9,345,833	9,358,060	9,322,469

Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,960,000	3,944,040	3,925,350
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,940,000	7,957,831	7,900,300
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,189,500	4,151,100	4,168,553
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	2,955,000	2,887,500	2,978,329
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,950,000	3,931,972	3,846,313
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,760,015	5,733,662	5,731,216
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,916,632	2,986,851
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,950,000	7,865,594	7,810,875
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,980,000	7,887,098	7,820,400
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,483,750	6,421,157	6,451,331
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,980,000	3,921,057	3,964,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,814,829	3,791,414	3,790,987
		Delayed Draw Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	—	(1,075)	—
Total RSC Acquisition, Inc.					3,814,829	3,790,339	3,790,987
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,673,472	4,511,593	4,509,901
		Delayed Draw Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	314,815	303,938	303,796
Total Integro Parent Inc.					4,988,287	4,815,531	4,813,697
Total Portfolio Investments					$209,608,226	$207,605,171	$200,177,020
__________
(1) Represents the current interest rate as of March 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2016 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at March 31, 2016.
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
(5) This investment is on cash non-accrual status as of March 31, 2016.

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
The amortized cost and fair value of the Subordinated Notes held by us was $59.8 million and $56.3 million, respectively, as of March 31, 2016 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and six months ended March 31, 2016, we earned interest income of $1.2 million and $2.3 million, respectively, on our investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by us was $6.6 million and $3.8 million as of March 31, 2016, respectively and $5.9 million and $4.6 million, respectively, as of September 30, 2015. We earned dividend income of $0.9 million and $1.3 million, respectively, for the three and six months ended March 31, 2016, respectively, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis. The total investment income earned on FSFR Glick JV represented a 14.0% and 12.4% weighted average annualized return on our total investment as of March 31, 2016 and September 30, 2015, respectively.
Below is certain summarized financial information for FSFR Glick JV as of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016:

	March 31, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2016: $207,605,171; cost September 30, 2015: $184,900,371)	$200,177,020	$182,823,774
Cash and cash equivalents	5,797,225	3,127,824
Restricted cash	2,929,990	2,188,133
Other assets	2,450,049	2,253,143
Total assets	$211,354,284	$190,392,874

Senior credit facility payable	$136,315,636	$122,380,636
Subordinated notes payable at fair value (proceeds March 31, 2016: $68,330,682; proceeds September 30, 2015: $60,680,682)	64,374,362	60,118,109
Other liabilities	6,264,892	2,690,043
Total liabilities	$206,954,890	$185,188,788
Members' equity	4,399,394	5,204,086
Total liabilities and members' equity	$211,354,284	$190,392,874

	Three months ended March 31, 2016	Six months ended March 31, 2016
Selected Statement of Operations Information:
Interest income	$3,185,495	$6,874,084
Fee income	83,174	87,340
Total investment income	3,268,669	6,961,424
Interest expense	2,630,208	5,044,654
Other expenses	59,885	123,577
Total expenses (1)	2,690,093	5,168,231
Net unrealized appreciation (depreciation)	2,208,938	(1,860,169)
Net income (loss)	$2,787,514	$(66,976)
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

During the three months ended March 31, 2016, we sold $14.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $12.8 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. We realized a loss of $0.3 million on these transactions.
 Discussion and Analysis of Results and Operations
Revisions to Prior Period Financial Information
We previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I and Part II Incentive Fees paid to the Investment Adviser. We assessed the materiality of the errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin, or SAB, No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, we concluded the cumulative corrections of these errors would be qualitatively material to our quarterly financial statements within in any quarter during the September 30, 2015 fiscal year end. Accordingly, all prior period financial statements since the commencement of operations have been revised in Note 2 and Note 14 to the Consolidated Financial Statements for the year ended September 30, 2015 contained in the Form 10-K. These errors did not impact the financial information for the three and six months ended March 31, 2016. See Note 2 to the Consolidated Financial Statements for detail on the revisions for the three and six months ended March 31, 2015.
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
Comparison of the three and six months ended March 31, 2016 and March 31, 2015
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring, amendment and prepayment fees.
Total investment income for the three months ended March 31, 2016 and March 31, 2015 was $13.2 million and $11.3 million, respectively. For the three months ended March 31, 2016, this amount primarily consisted of $11.6 million of interest income from portfolio investments, $0.7 million of fee income and $0.9 million of dividend and other income. For the three months ended March 31, 2015, this amount primarily consisted of $9.9 million of interest income from portfolio investments and $1.5 million of fee income.
Total investment income for the six months ended March 31, 2016 and March 31, 2015 was $27.1 million and $23.3 million, respectively. For the six months ended March 31, 2016, this amount primarily consisted of $23.7 million of interest income from portfolio investments, $2.1 million of fee income and $1.3 million of dividend and other income. For the six months ended March 31, 2015, this amount primarily consisted of $18.2 million of interest income from portfolio investments and $5.1 million of fee income.
The increase in our total investment income for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, was primarily attributable to higher average levels of outstanding debt investments.
Expenses
Total expenses for the three months ended March 31, 2016 and March 31, 2015 were $7.4 million and $5.0 million, respectively. Total expenses increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 by $2.4 million. This was due primarily to a $0.6 million increase in interest expense due to a higher level of borrowings and a $1.7 million increase in professional fees.
Total expenses for the six months ended March 31, 2016 and March 31, 2015 were $14.3 million and $9.5 million, respectively. Total expenses increased for the six months ended March 31, 2016 as compared to the six months ended

March 31, 2015 by $4.8 million. This was due primarily to a $2.0 million increase in interest expense due to a higher level of borrowings and a $2.1 million increase in professional fees.
Net Investment Income
As a result of the $2.4 million increase in total expenses, as compared to the $1.9 million increase in total investment income, net investment income for the three months ended March 31, 2016 reflected an approximate $0.5 million decrease, as compared to the three months ended March 31, 2015.
As a result of the $4.8 million increase in total expenses, as compared to the $3.8 million increase in total investment income, net investment income for the six months ended March 31, 2016 reflected an approximate $1.0 million decrease, as compared to the six months ended March 31, 2015.
Realized Gain (Loss) on Investments
During the six months ended March 31, 2016, we recorded investment realization events, including the following:

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

•
In January 2016, we received a cash payment of $6.4 million from TWCC Holding Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In February 2016, we received a cash payment of $1.4 million from B&H Education Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited and a realized loss of $4.3 million was recorded on the transaction;

•
In March 2016, we received a cash payment of $3.4 million from Pacific Architects and Engineers Incorporated in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•	During the six months ended March 31, 2016, we received cash payments of $98.4 million in connection with syndications and sales of debt investments and recorded a net realized loss of $4.8 million.
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

•	During the six months ended March 31, 2015, we received cash payments of $246.9 million in connection with full or partial sales of debt investments and recorded a net realized gain of $0.9 million.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three and six months ended March 31, 2016, we recorded net unrealized depreciation of $1.6 million and $21.9 million, respectively. During the three and six months ended March 31, 2015, we recorded net unrealized depreciation of $0.1 million and $1.6 million, respectively. For the three months ended March 31, 2016 this consisted of $5.0 million of net unrealized depreciation on debt investments offset by $1.5 million of net unrealized appreciation on equity investments and $1.9 million of net reclassifications to realized loss (resulting in unrealized appreciation). For the six months ended March 31, 2016 this consisted of $21.9 million of net unrealized depreciation on debt investments and $1.5 million of net unrealized depreciation on equity investments, offset by $1.4 million of net reclassifications to realized loss (resulting in unrealized appreciation).
For the three months ended March 31, 2015, our net unrealized depreciation consisted of $62,904 of net unrealized depreciation on debt investments and $110,816 of net reclassifications to realized gains on debt and equity investments (resulting in unrealized appreciation), offset by $48,210 of net unrealized appreciation on equity investments. For the six months ended March 31, 2015, our net unrealized depreciation consisted of $1,199,689 of net unrealized depreciation on debt investments and $385,773 of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), offset by $20,376 of net unrealized appreciation on equity investments.
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
For the six months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of $12.6 million. During that period, $31.2 million of cash was provided by operating activities, primarily consisting of $175.5 million of principal payments and proceeds from the sale of investments and cash activities related to $12.8 million of net investment income, partially offset by cash used to fund $153.0 million of investments and net revolvers. During the same period, cash used by financing activities was $43.8 million, primarily consisting of $23.7 million of net repayments under our credit facilities, $6.4 million of net repayments under our $309.0 million term debt securitization, or the 2015 Debt Securitization, and $12.8 million of cash distributions paid to our shareholders.
For the six months ended March 31, 2015, we experienced a net decrease in cash and cash equivalents of $35.1 million. During that period, we used $294.3 million of cash in operating activities, primarily for the funding of $554.6 million of investments and net revolvers, partially offset by $271.0 million of amortization payments and proceeds from the sale of investments and cash activities related to $13.8 million of net investment income. During the same period, cash provided by financing activities was $259.2 million, primarily consisting of $280.1 million net borrowings under credit facilities, partially offset by $17.2 million of cash distributions paid to our shareholders and $3.2 million of deferred financing costs paid.
At March 31, 2016, we had $36.7 million of cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $575.4 million, interest, dividends and fees receivable of $4.1 million, receivables from unsettled transactions of $7.3 million, $112.9 million of borrowings outstanding under our revolving credit facilities, $180.0 million of borrowings outstanding under our 2015 Debt Securitization and $67.8 million of unfunded commitments. Pursuant to the terms of our Citibank facility (as defined below) and 2015 Debt Securitization, we are restricted in terms of access to $3.8 million of restricted cash until such time as we submit required monthly reporting schedules. As of March 31, 2016, $4.1 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization, which is described in further detail in Note 7 to our Consolidated Financial Statements.
At September 30, 2015, we had $52.7 million of cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $623.6 million, interest, dividends and fees receivable of $2.8 million, receivables from unsettled transactions of $13.5 million, payables from unsettled transactions of $11.8 million, $136.7 million of borrowings outstanding under our revolving credit facility, $186.4 million of borrowings outstanding under our 2015 Debt Securitization and $76.8 million of unfunded commitments. Pursuant to the terms of our Citibank facility and 2015 Debt Securitization, we are restricted in terms of access to $4.2 million of restricted cash until such time as we submit required monthly reporting schedules. As of September 30, 2015, $7.1 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2016, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock from inception through March 31, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.075	2,210,007	4,575	41,121
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,210,008	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075
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
Borrowings
Natixis Facility
On November 1, 2013, FS Senior Funding LLC, our wholly-owned, special purpose financing subsidiary entered into the $100 million revolving credit facility, or the Natixis facility, with the lenders referred to therein, Natixis, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
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
On October 16, 2014, we entered into agreements to expand the Natixis facility from $100 million to $200 million, including a $100 million term loan and a $100 million revolving credit facility. Fifth Third Bank, or Fifth Third, also joined the facility as a term loan lender.  The $50 million term loan provided by Fifth Third is priced at LIBOR plus 2% per annum, and the $100 million revolving credit facility and $50 million term loan provided by Natixis, New York Branch, are priced at the applicable commercial paper rate plus 1.9% per annum. The facility maturity date remained unchanged.

Borrowings under the Natixis facility, were secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We used the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.242% for the six months ended March 31, 2015. For the three and six months ended March 31, 2015, we recorded interest expense of $1.1 million and $2.0 million, respectively, related to the Natixis facility.
On May 28, 2015, we completed the 2015 Debt Securitization, a $309.0 million debt securitization transaction, the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. As such, we had no borrowings outstanding or capacity available under the Natixis facility as of March 31, 2016.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility, or the Citibank facility, with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N. A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends January 15, 2018 and the credit facility will mature on January 15, 2020. The Citibank facility does not require us to comply with significant financial covenants.
As of March 31, 2016, we had $109.2 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interests in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.730% and 2.511% for the six months ended March 31, 2016 and March 31, 2015, respectively. For the three and six months ended March 31, 2016, we recorded interest expense of $1.0 million and $2.1 million, respectively, related to the Citibank facility. For the three months ended March 31, 2015, we recorded interest expense of $0.6 million related to the Citibank facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender, or the East West Bank Facility. The East West Bank Facility bears an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank Facility matures on January 6, 2021.
As of March 31, 2016, we had $3.7 million outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain of our other assets. We may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.315% for the period from January 6, 2016 through March 31, 2016. For the three months ended March 31, 2016, we recorded interest expense of $0.1 million related to the East West Bank Facility.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes, or the 2015 Notes, and $86.4 million of unsecured subordinated notes, or the 2015 Subordinated Notes. The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., or the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-

month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55%, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper, or CP, plus 1.80%, or, collectively, the Class A Notes; and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in our March 31, 2016 Consolidated Statement of Assets and Liabilities as notes payable. As of March 31, 2016, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.
The proceeds of the private placement of the 2015 Notes, net of expenses, were used to repay the entire amount outstanding under the Natixis Facility. As part of the 2015 Debt Securitization, FS Senior Funding LLC, the borrower under the Natixis Facility, merged with and into the 2015 Issuer, with the 2015 Issuer remaining as the surviving entity. Upon completion of the 2015 Debt Securitization, our Natixis facility was paid off and terminated.
We serve as collateral manager to the 2015 Issuer under a collateral management agreement. We are entitled to a fee for our services as collateral manager. The collateral management fee is eliminated in consolidation. We have retained Fifth Street Management LLC, our Investment Adviser, to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. Our Investment Adviser has waived, and intends to continue to waive, its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
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
As of March 31, 2016, there were 47 investments in portfolio companies with a total fair value of $259.9 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The aggregate accrued interest payable on the 2015 Notes at March 31, 2016 was approximately $1.0 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2016, we had a deferred debt issuance costs balance of approximately $2.7 million associated with the 2015 Debt Securitization.
For the six months ended March 31, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$2,269,611
Amortization of debt issuance costs	145,052
Loan administration fees	44,453
Total interest and other debt financing expenses	$2,459,116
Cash paid for interest expense	$2,702,624
Annualized average interest rate	2.489%
Average outstanding balance	$182,909,087

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R and B the three and six months ended March 31, 2016 is as follows:

				Three months ended March 31, 2016		Six months ended March 31, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.42210%	180		$682,833	$750,255	$1,721,781	$1,442,887
Class A-S Notes	2.17210%	155	(1)	138,632	154,351	349,964	295,239
Class A-R Notes	1.99075%	180	(2)	46,835	75,807	153,492	137,177
Class B Notes	3.27210%	265		189,788	202,575	477,387	394,308
Class C Notes	3.60103%	325	(3)	—	—	—	—
Total				$1,058,088	$1,182,988	$2,702,624	$2,269,611
_______________________
(1) Step-up in spread to occur in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the three and six months ended March 31, 2016.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$—	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
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
The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. As of March 31, 2016, we were in compliance with all financial covenants under the Debt Securitization.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016 and September 30, 2015, our only off-balance sheet arrangements consisted of $67.8 million and $76.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of March 31, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of March 31, 2016 and September 30, 2015 is shown in the table below:

	March 31, 2016	September 30, 2015
FSFR Glick JV LLC	$21,084,526	$28,522,027
TIBCO Software, Inc.	5,300,000	5,300,000
Landslide Holdings, Inc.	5,000,000	5,000,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Executive Consulting Group, Inc.	4,800,000	4,800,000
Legalzoom.com, Inc.	3,607,018	2,607,018
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Teaching Strategies, LLC	2,400,000	2,400,000
Motion Recruitment Partners LLC	2,356,250	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,415,984	1,287,499
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Internet Pipeline, Inc.	800,000	800,000
Valet Merger Sub, Inc.	666,667	1,000,000
NextCare, Inc.	420,375	1,221,621
Ameritox Ltd.	386,667	1,000,000
Idera, Inc.	—	2,400,000
Total	$67,819,614	$76,816,327
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank facility and 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of March 31, 2016	Weighted average debt outstanding for the six months ended March 31, 2016	Maximum debt outstanding for the six months ended March 31, 2016
Citibank credit facility payable	$136,659,800	$109,226,800	$123,265,882	$140,426,800
2015 Debt Securitization	186,366,000	180,000,000	182,909,087	190,966,000
East West Bank facility payable	—	3,720,000	1,511,585	11,720,000
Total debt	$323,025,800	$292,946,800	$307,686,554

The following table reflects our contractual obligations arising from the Citibank Facility, the East West Bank facility and 2015 Debt Securitization:

	Payments due by period as of March 31, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$109,226,800	$—	$—	$109,226,800	$—
Interest due on Citibank facility	11,696,860	3,082,566	6,165,132	2,449,162	—
Notes payable	180,000,000	—	—	—	180,000,000
Interest due on notes payable	41,237,710	4,499,780	4,499,780	4,499,780	27,738,370
East West Bank facility	3,720,000	—	—	3,720,000	—
Interest due on East West Bank facility	743,452	155,775	311,550	276,127	—
Total	$346,624,822	$7,738,121	$10,976,462	$120,171,869	$207,738,370
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our Citibank facility, the East West Bank facility and the 2015 Debt Securitization. If we do not distribute a certain percentage of our taxable income in any taxable year, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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

We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A regulated RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2015 and March 31, 2016.

Three Months Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2015	63.47%	30.6%
March 31, 2016	91.46%	—
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2016 and March 31, 2015, we incurred fees of $2.3 million and $5.6 million, respectively, under the investment advisory agreement. During the three and six months ended March 31, 2015, we incurred fees of $2.5 million and $5.2 million, respectively, under the investment advisory agreement.
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
Pursuant to the administration agreement with FSC CT LLC, or FSC CT, a wholly-owned subsidiary of our Investment Adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by affiliates of our investment adviser and administrator in Chicago, IL and San Francisco, CA.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.
The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2016 and March 31, 2015, we incurred expenses of $0.4 million and $0.6 million, respectively, under the administration agreement. During the three and six months ended March 31, 2015, we incurred expenses of $0.3 million and $0.6 million, respectively, under the administration agreement.
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

Recent Developments
On May 6, 2016, our Board of Directors declared the following distributions:

•	$0.075 per share, payable on June 30, 2016 to stockholders of record on June 15, 2016;

•	$0.075 per share, payable on July 29, 2016 to stockholders of record on July 15, 2016; and

•	$0.075 per share, payable on August 31, 2016 to stockholders of record on August 15, 2016.
On April 11, 2016, we restructured our debt investment in Ameritox Ltd. As a part of the restructuring, we exchanged our debt securities for debt and equity securities in the restructured entity. The fair value of our debt securities exchanged on the restructuring date approximated their fair value as of March 31, 2016.
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
As of March 31, 2016, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2016, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$24,348,403	$(14,647,340)	$9,701,063
400	18,771,791	(11,717,872)	7,053,919
300	13,195,780	(8,788,404)	4,407,376
200	7,618,569	(5,858,936)	1,759,633
100	2,041,957	(2,929,468)	(887,511)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal as of March 31, 2016 and September 30, 2015.

	March 31, 2016		September 30, 2015
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$36,685,966	$—	$52,692,097	$—
Prime rate	1,393,054	—	18,905,206	—
LIBOR:
30 day	181,948,551	3,720,000	171,084,244	—
60 day	27,774,661	—	14,963,919	—
90 day	394,051,405	289,226,800	420,878,965	186,366,000
180 day	—	—	6,352,000	136,659,800
Fixed rate	—	—	—	—
Total	$641,853,637	$292,946,800	$684,876,431	$323,025,800

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of September 30, 2015, management determined that we did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, our policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which has led to revisions to prior period financial information. This material weakness remained as of March 31, 2016 primarily because the remediation actions described below remain in process.
Remediation of Material Weakness in Internal Control over Financial Reporting
To remediate the material weakness described above, we have initiated a number of actions including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weakness will be completed prior to the end of calendar year 2016. However, we cannot assure you that the steps we have taken and continue to take will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions or the timing of completion of necessary remediation measures.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1
Loan and Security Agreement, dated as of January 6, 2016, by and between East West Bank and the Company (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File no. 001-35999) filed January 12, 2016).

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
Steven M. Noreika
Chief Financial Officer
Date: May 10, 2016
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Loan and Security Agreement, dated as of January 6, 2016, by and between East West Bank and the Company (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File no. 001-35999) filed January 12, 2016).

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