Form 10-Q
period 2016-06-30
Fifth Street Senior Floating Rate Corp.
filed 2016-08-09
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of August 9, 2016.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	June 30, 2016	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost June 30, 2016: $71,030,006; cost September 30, 2015: $58,977,973)	$63,443,232	$57,156,921
Affiliate investments (cost June 30, 2016: $15,902,053; cost September 30, 2015: $0)	13,521,320	—
Non-control/Non-affiliate investments (cost June 30, 2016: $539,870,867; cost September 30, 2015: $574,538,984)	521,328,357	566,490,553
Total investments at fair value (cost June 30, 2016: $626,802,926; cost September 30, 2015: $633,516,957)	598,292,909	623,647,474
Cash and cash equivalents	15,067,740	41,433,301
Restricted cash	7,980,698	11,258,796
Interest, dividends and fees receivable	4,213,089	2,783,379
Due from portfolio companies	269,734	11,587
Receivables from unsettled transactions	8,898,941	13,541,056
Deferred financing costs	4,801,668	5,001,675
Other assets	314,309	33,216
Total assets	$639,839,088	$697,710,484
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,893,044	$1,964,249
Base management fee and incentive fee payable	2,731,300	2,055,179
Due to FSC CT	379,244	379,641
Interest payable	1,717,231	1,669,012
Payables from unsettled transactions	13,425,000	11,809,500
Credit facilities payable	115,826,800	136,659,800
Notes payable	180,000,000	186,366,000
Total liabilities	315,972,619	340,903,381
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at June 30, 2016 and September 30, 2015	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments	(28,510,017)	(9,869,483)
Net realized gain (loss) on investments	(11,560,596)	1,800,070
Accumulated overdistributed net investment income	(10,353,520)	(9,414,086)
Total net assets (equivalent to $10.99 and $12.11 per common share at June 30, 2016 and September 30, 2015, respectively) (Note 13)	323,866,469	356,807,103
Total liabilities and net assets	$639,839,088	$697,710,484
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015 (see Note 2)	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (see Note 2)
Interest income:
Control investments	$1,351,423	$754,216	$3,681,941	$754,216
Affiliate investments	85,003	—	85,003	—
Non-control/Non-affiliate investments	10,078,942	10,450,360	31,416,467	28,595,641
Interest on cash and cash equivalents	20,141	7,042	53,311	16,227
Total interest income	11,535,509	11,211,618	35,236,722	29,366,084
PIK interest income:
Affiliate investments	42,502	—	42,502	—
Non-control/Non-affiliate investments	21,753	—	62,786	—
Total PIK interest income	64,255	—	105,288	—
Fee income:
Affiliate investments	3,148	—	3,148	—
Non-control/Non-affiliate investments	811,548	2,854,182	2,865,229	7,964,019
Total fee income	814,696	2,854,182	2,868,377	7,964,019
Dividend and other income:
Control investments	700,000	74,375	2,012,500	74,375
Total dividend and other income	700,000	74,375	2,012,500	74,375
Total investment income	13,114,460	14,140,175	40,222,887	37,404,478
Expenses:
Base management fee	1,511,490	1,594,872	4,618,171	4,274,950
Part I incentive fee	1,219,810	1,107,961	3,733,909	3,835,350
Part II incentive fee	—	(587,855)	—	(766,552)
Professional fees	894,245	259,933	3,529,285	758,428
Board of Directors fees	143,425	80,250	465,025	264,550
Interest expense	2,437,152	4,162,905	7,048,434	6,754,197
Administrator expense	92,622	152,647	406,030	576,344
General and administrative expenses	652,199	283,556	1,471,399	831,447
Total expenses	6,950,943	7,054,269	21,272,253	16,528,714
Net investment income	6,163,517	7,085,906	18,950,634	20,875,764
Unrealized appreciation (depreciation) on investments:
Control investments	(1,348,337)	(571,710)	(5,765,722)	(571,710)
Affiliate investments	(2,380,733)	—	(2,380,733)	—
Non-control/Non-affiliate investments	6,988,548	(2,725,039)	(10,494,079)	(4,290,124)
Net unrealized appreciation (depreciation) on investments	3,259,478	(3,296,749)	(18,640,534)	(4,861,834)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(8,506,936)	(1,334,908)	(13,360,666)	(389,179)
Net realized loss on investments	(8,506,936)	(1,334,908)	(13,360,666)	(389,179)
Net increase (decrease) in net assets resulting from operations	$916,059	$2,454,249	$(13,050,566)	$15,624,751
Net investment income per common share — basic and diluted	$0.21	$0.24	$0.64	$0.71
Earnings (loss) per common share — basic and diluted	$0.03	$0.08	$(0.44)	$0.53
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
Distributions per common share (Note 6)	$0.225	$0.300	$0.675	$0.900

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (see Note 2)
Operations:
Net investment income	$18,950,634	$20,875,764
Net unrealized depreciation on investments	(18,640,534)	(4,861,834)
Net realized loss on investments	(13,360,666)	(389,179)
Net increase (decrease) in net assets resulting from operations	(13,050,566)	15,624,751
Stockholder transactions:
Distributions to stockholders	(19,890,068)	(26,520,091)
Net decrease in net assets from stockholder transactions	(19,890,068)	(26,520,091)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	563,844	675,301
Repurchases of common stock under dividend reinvestment plan	(563,844)	(675,301)
Net increase in net assets from capital share transactions	—	—
Total decrease in net assets	(32,940,634)	(10,895,340)
Net assets at beginning of period	356,807,103	372,677,678
Net assets at end of period	$323,866,469	$361,782,338
Net asset value per common share	$10.99	$12.28
Common shares outstanding at end of period	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (see Note 2)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(13,050,566)	$15,624,751
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	18,640,534	4,861,834
Net realized loss on investments	13,360,666	389,179
PIK interest income	(105,288)	—
Recognition of fee income	(2,868,377)	(7,964,019)
Accretion of original issue discount on investments	(1,281,598)	(1,424,118)
Amortization of deferred financing costs	650,381	2,566,792
Changes in operating assets and liabilities:
Fee income received	2,872,568	8,087,003
(Increase) decrease in restricted cash	3,278,098	(1,332,491)
Increase in interest and fees receivable	(1,429,710)	(2,122,244)
Increase in due from portfolio companies	(258,147)	(309,059)
(Increase) decrease in receivables from unsettled transactions	4,642,115	(43,240,396)
Increase in other assets	(281,093)	(164,009)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(71,205)	724,386
Increase (decrease) in base management fee and incentive fee payable	676,121	(492,358)
Decrease in due to FSC CT	(397)	(2,754)
Increase in interest payable	48,219	370,207
Increase in payables from unsettled transactions	1,615,500	46,166,636
Purchases of investments and net revolver activity	(260,058,416)	(837,343,051)
Principal payments applied to investments (scheduled payments)	8,027,442	8,154,898
Principal payments applied to investments (payoffs)	107,307,730	46,238,533
PIK interest income received in cash	154,217	—
Proceeds from the sale of investments	139,305,087	451,415,845
Net cash provided (used) by operating activities	21,173,881	(309,794,435)
Financing activities:
Distributions paid in cash	(19,326,224)	(31,567,812)
Borrowings under credit facilities	19,667,000	419,216,000
Repayments of borrowings under credit facilities	(40,500,000)	(291,850,000)
Proceeds from issuance of notes payable	29,715,000	180,000,000
Repayments of notes payable	(36,081,000)	—
Repurchases of common stock under dividend reinvestment plan	(563,844)	(845,632)
Deferred financing costs paid	(450,374)	(6,144,316)
Net cash provided (used) by financing activities	(47,539,442)	268,808,240
Net decrease in cash and cash equivalents	(26,365,561)	(40,986,195)
Cash and cash equivalents, beginning of period	41,433,301	107,429,760
Cash and cash equivalents, end of period	$15,067,740	$66,443,565
Supplemental information:
Cash paid for interest	$6,349,834	$3,898,696
Non-cash operating activities:
Purchase of investment from restructuring	$(12,559,122)	$—
Proceeds from investment restructuring	$12,559,122	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$563,844	$675,301
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (7)(8)(12)		$63,927,005	$63,927,005	$58,262,450
87.5% equity interest (7)(14)			7,103,001	5,180,782
			71,030,006	63,443,232
Total Control Investments (19.6% of net assets)			$71,030,006	$63,443,232
Affiliate Investments (4)
Ameritox Ltd. (15)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)		$6,338,532	$6,329,088	$6,338,532
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC			3,309,873	3,456,979
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC			327,394	341,945
1,007.36 Class A Units in Ameritox Holdings II, LLC			5,935,698	3,383,864
			15,902,053	13,521,320
Total Affiliate Investments (4.2% of net assets)			$15,902,053	$13,521,320

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		$4,312,496	4,237,497	3,234,372
			4,237,497	3,234,372
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		13,752,035	13,297,012	11,757,990
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	971,750	825,000
			14,268,762	12,582,990
Landslide Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 8/9/2018 (8)			3,750,000	3,705,188
			3,750,000	3,705,188
Smile Brands Group Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6.25% (1.25% floor) cash due 8/16/2019 (8)(9)(13)		5,746,818	5,477,759	5,033,264
			5,477,759	5,033,264
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2020 (8)(13)		8,742,361	8,702,931	8,764,216
			8,702,931	8,764,216
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,875,000	4,868,548	4,684,071
			4,868,548	4,684,071
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,310,270	2,361,000
			2,310,270	2,361,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(13)		10,000,000	9,902,778	9,902,778
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(11)(13)			(826)	—
			9,901,952	9,902,778
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		6,756,952	6,710,486	6,735,837
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	984,524	980,000
			7,695,010	7,715,837
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (8)(13)		$11,820,000	$11,421,760	$7,121,550
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,605,257	1,200,000
			19,027,017	8,321,550
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(13)		9,186,425	9,186,425	8,905,251
			9,186,425	8,905,251
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		7,046,948	7,046,948	6,756,414
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		1,411,496	1,411,496	1,348,474
			8,458,444	8,104,888
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (8)		1,250,000	1,239,509	1,226,563
			1,239,509	1,226,563
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		4,071,517	4,021,862	3,959,550
			4,021,862	3,959,550
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		3,380,000	3,294,866	3,143,400
			3,294,866	3,143,400
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (8)(13)		6,215,213	6,215,213	6,222,982
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 7/7/2022 (8)(13)		7,988,884	7,988,884	7,962,281
			14,204,097	14,185,263
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 12/31/2023 (8)(13)		12,250,000	11,621,772	11,710,265
			11,621,772	11,710,265
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)		5,356,675	5,328,441	5,209,366
			5,328,441	5,209,366
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,604,904	3,570,265	3,415,647
			3,570,265	3,415,647
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		$5,851,699	$5,726,449	$4,235,538
35.5263 Common Stock Warrants (7)			—	123,978
			5,726,449	4,359,516
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)		6,101,912	5,983,162	6,056,147
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)		3,000,000	2,916,975	2,740,005
			8,900,137	8,796,152
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(13)		5,895,000	5,873,929	5,836,050
			5,873,929	5,836,050
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)		18,394,305	18,172,215	18,158,857
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(30,197)	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	667,467
			18,642,018	18,826,324
Hill International, Inc.	Construction & engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)		5,993,250	5,918,017	5,843,419
			5,918,017	5,843,419
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(13)		15,350,645	15,333,809	15,398,240
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)			479,561	480,000
			15,813,370	15,878,240
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)		3,836,203	3,836,203	3,788,251
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)			—	—
			3,836,203	3,788,251
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (8)(13)		19,900,009	18,886,372	18,606,508
			18,886,372	18,606,508
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)(9)		2,546,188	2,533,468	2,485,716
			2,533,468	2,485,716
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		$5,265,325	$5,208,944	$5,054,712
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	266,000
			5,488,944	5,320,712
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)		6,400,000	6,336,510	6,144,000
			6,336,510	6,144,000
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)		4,544,748	4,477,899	4,476,575
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,438,468	1,438,468	1,395,314
			5,916,367	5,871,889
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)		7,000,000	7,000,000	6,935,793
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)			—	—
			7,000,000	6,935,793
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)		7,939,500	7,585,922	7,299,378
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			848,000	678,400
			8,433,922	7,977,778
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(9)(13)		14,443,986	14,263,017	13,407,388
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		600,000	571,019	600,000
			14,834,036	14,007,388
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(13)		7,932,753	7,825,557	7,699,729
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)		1,427,753	1,270,027	1,326,917
			9,095,584	9,026,646
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(13)		2,354,272	2,200,137	2,343,973
			2,200,137	2,343,973
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(13)		9,874,962	9,861,853	9,873,685
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(9)(11)			(936)	—
			9,860,917	9,873,685
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)		14,332,500	14,313,671	14,167,150
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)		271,875	270,195	271,875
			14,583,866	14,439,025
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)		$16,742,083	$16,713,727	$16,735,753
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			16,713,727	16,735,753
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,523,868	4,346,743	4,512,559
			4,346,743	4,512,559
Research Now Group, Inc.	Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	3,951,429	3,880,000
			3,951,429	3,880,000
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(13)		12,686,780	12,686,780	12,593,881
			12,686,780	12,593,881
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (8)(13)		16,047,619	16,047,619	15,966,325
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		905,668	905,668	900,597
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (8)		746,103	746,103	738,211
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (8)			46,667	46,667
			17,746,057	17,651,800
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(13)		19,750,000	19,734,981	19,666,791
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)			(24,476)	—
			19,710,505	19,666,791
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,895,000	3,826,667	3,880,394
			3,826,667	3,880,394
Retail Solutions Group, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.25% (0.75% floor) cash due 6/23/2022 (8)(13)		5,940,000	5,897,667	5,895,450
			5,897,667	5,895,450
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(13)		30,159,696	30,159,695	29,782,986
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)			—	—
			30,159,695	29,782,986
Too Faced Cosmetics, LLC	Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(13)		1,295,249	1,295,249	1,282,297
			1,295,249	1,282,297
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,910,000	11,910,000	12,056,977
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	—
			11,910,000	12,056,977
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,989,291	7,023,471
			6,989,291	7,023,471
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		$5,869,444	$5,821,667	$5,781,403
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,974,231	2,940,000
			8,795,898	8,721,403
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,751,899	3,743,825	3,751,899
			3,743,825	3,751,899
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		5,955,000	5,918,291	6,011,705
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		500,000	486,177	500,000
			6,404,468	6,511,705
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)(13)		7,680,423	7,386,740	7,502,558
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)(11)			(13,510)	—
			7,373,230	7,502,558
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)		2,000,000	1,982,143	1,990,000
			1,982,143	1,990,000
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)		9,975,000	9,975,000	9,975,000
500,000 Class A Units in Lytx Holdings, LLC			500,000	504,173
			10,475,000	10,479,173
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (8)(13)		10,500,000	10,293,621	10,293,621
			10,293,621	10,293,621
Precyse Acquisition Corp.	Healthcare technology
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 10/20/2022 (8)		5,000,000	4,926,923	4,984,375
			4,926,923	4,984,375
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)		6,000,000	5,940,833	5,940,833
First Lien Revolver LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)		31,944	31,271	31,271
			5,972,104	5,972,104
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (8)(13)		16,163,636	16,155,224	16,163,636
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (8)(11)		—	(52)	—
			16,155,172	16,163,636
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)		18,000,000	17,469,000	17,469,000
			17,469,000	17,469,000
Total Non-Control/Non-Affiliate Investments (161.0% of net assets)			$539,870,867	$521,328,357
Total Portfolio Investments (184.7% of net assets)			$626,802,926	$598,292,909
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2016
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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2016, qualifying assets represent 83.7% of the Company's total assets.

(8)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

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

Portfolio Company	Effective date	Cash interest	Reason
Metamorph US 3, LLC	March 29, 2016	+ 1.0% on First Lien Term Loan	Per loan amendment
Central Security Group, Inc.	February 3, 2016	+ 0.375% on First Lien Term Loan	Per loan amendment
TrialCard Incorporated	November 3, 2015	- 0.75% on Term Loan and Revolver	Tier pricing per loan agreement
Smile Brands Group Inc.	October 30, 2015	+ 1.50% on First Lien Term Loan B	Per loan amendment

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

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the nine months ended June 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 7 — Borrowings), in whole or in part.

(14)	Income producing through payment of dividends or distributions.

(15)
In April 2016, the Company restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in the newly restructured entity.

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

(8)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

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
The Company's investment objective is to maximize its portfolio's total return by generating current income from its debt investments while seeking to preserve its capital. The Company invests primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. The Company also has an investment in a joint venture that invests in similar types of loans. The Company may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies, senior and subordinated loans issued by public companies and equity investments.
The Company is externally managed by Fifth Street Management LLC (the "Investment Adviser"), a subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for the Company to operate.

Note 2. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
The Company previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the net overpayment of Part I and Part II Incentive Fees paid to the Investment Adviser. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, the Company concluded the cumulative corrections of these errors would be qualitatively material to the Company's quarterly financial statements within in any quarter during the September 30, 2015 fiscal year end. Accordingly, all prior period financial statements since the commencement of operations have been revised in Note 2 and Note 14 to the Consolidated Financial Statements for the year ended September 30, 2015 contained in the Form 10-K. These errors did not impact the financial information for the three and nine months ended June 30, 2016. The revisions for the three and nine months ended June 30, 2015 were as follows:

	Three months ended June 30, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised (1)
Interest income	$10,624,147	$587,471	$11,211,618
Fee income	3,008,068	(153,886)	2,854,182
Total investment income	13,706,590	433,585	14,140,175
Part I incentive fee	833,515	274,446	1,107,961
Part II incentive fee	—	(587,855)	(587,855)
Total expenses	7,367,678	(313,409)	7,054,269
Net investment income	6,338,912	746,994	7,085,906
Net unrealized depreciation on investments	(2,481,571)	(815,178)	(3,296,749)
Net realized loss on investments	(1,716,501)	381,593	(1,334,908)
Net increase in net assets resulting from operations	$2,140,840	$313,409	$2,454,249
Total investment income per common share - basic and diluted	$0.47	$0.01	$0.48
Net investment income per common share - basic and diluted	$0.22	$0.02	$0.24
Earnings per common share - basic and diluted	$0.07	$0.01	$0.08

	Nine months ended June 30, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised (1)
Interest income	$28,138,540	$1,227,544	$29,366,084
Fee income	13,245,872	(5,281,853)	7,964,019
Total investment income	41,458,787	(4,054,309)	37,404,478
Part I incentive fee	4,587,918	(752,568)	3,835,350
Part II incentive fee	(54,826)	(711,726)	(766,552)
Total expenses	17,993,008	(1,464,294)	16,528,714
Net investment income	23,465,779	(2,590,015)	20,875,764
Net unrealized depreciation on investments	(6,032,786)	1,170,952	(4,861,834)
Net realized loss on investments	(3,272,536)	2,883,357	(389,179)
Net increase in net assets resulting from operations	$14,160,457	$1,464,294	$15,624,751
Total investment income per common share - basic and diluted	$1.41	$(0.14)	$1.27
Net investment income per common share - basic and diluted	$0.80	$(0.09)	$0.71
Earnings per common share - basic and diluted	$0.48	$0.05	$0.53

	Nine months ended June 30, 2015
Consolidated Statement of Changes in Net Assets:	As previously reported	Adjustment	As revised (1)
Net investment income	$23,465,779	$(2,590,015)	$20,875,764
Net unrealized depreciation on investments	(6,032,786)	1,170,952	(4,861,834)
Net realized loss on investments	(3,272,536)	2,883,357	(389,179)
Net increase in net assets resulting from operations	14,160,457	1,464,294	15,624,751
Total decrease in net assets	(12,359,634)	1,464,294	(10,895,340)
Net assets at beginning of period	372,686,925	(9,247)	372,677,678
Net assets at end of period	$360,327,291	$1,455,047	$361,782,338
Net asset value per common share at period end	$12.23	$0.05	$12.28

	Nine months ended June 30, 2015
Consolidated Statement of Cash Flows:	As previously reported	Adjustment	As revised (1)
Net increase in net assets resulting from operations	$14,160,457	$1,464,294	$15,624,751
Net unrealized depreciation on investments	6,032,786	(1,170,952)	4,861,834
Net realized loss on investments	3,272,536	(2,883,357)	389,179
Recognition of fee income	(13,245,872)	5,281,853	(7,964,019)
Accretion of original issue discount on investments	(196,574)	(1,227,544)	(1,424,118)
Fee income received	13,368,856	(5,281,853)	8,087,003
Increase (decrease) in base management fee and incentive fee payable	971,936	(1,464,294)	(492,358)
Purchases of investments and net revolver activity	(842,624,902)	5,281,851	(837,343,051)
Net cash used in operating activities	(309,794,435)	—	(309,794,435)
Net decrease in cash and cash equivalents	(40,986,195)	—	(40,986,195)
Cash and cash equivalents, beginning of period	107,429,760	—	107,429,760
Cash and cash equivalents, end of period	$66,443,565	$—	$66,443,565
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of each of the Company's investments at June 30, 2016 and September 30, 2015 was determined in good faith by the Board of Directors. In addition, the Company will continue to utilize independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. As of June 30, 2016, 66.1% of the Company's portfolio at fair value was valued using market quotations or by independent valuation firms. However, the Board of Directors is ultimately and solely responsible for the

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
The Company has two investments in debt securities which contains PIK interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.
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
Restricted Cash:
As of June 30, 2016, included in restricted cash is $8.0 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility (as defined in Note 7 — Borrowings). Pursuant to the terms of the Citibank facility, the Company is restricted in terms of access to $4.1 million until such time as the Company submits its required monthly reporting schedules. As of June 30, 2016, $3.9 million of restricted cash could only be used for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses in connection with the closing or amending of the Company's credit facilities or debt securitizations and are capitalized at the time of payment. Deferred financing costs are amortized either using the straight line method or effective interest method over the terms of the respective credit arrangement, as appropriate. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the nine months ended June 30, 2016 and June 30, 2015.
Income Taxes:
In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses, or “investment company taxable income,” as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. The

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company did not incur a U.S. federal excise tax for calendar year 2014 and does not expect to incur a U.S. federal excise tax for calendar years 2015 and 2016. The Company may incur a U.S. federal excise tax in future years.
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
Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the nine months ended June 30, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

Note 4. Portfolio Investments
At June 30, 2016, 184.7% of net assets at fair value, or $598.3 million, was invested in 64 portfolio investments, including 19.6% of net assets, or $63.4 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC ("FSFR Glick JV"), and 7.1% of net assets, or $23.0 million, was in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2015, 174.8% of net assets at fair value, or $623.6 million, was invested in 64 portfolio investments, including 16.0% of net assets, or $57.2 million, in subordinated notes and LLC equity interests of FSFR Glick JV, and 14.8% of net assets, or $52.7 million, was invested in cash and cash equivalents (including restricted cash). As of June 30, 2016, 88.0% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 9.7% consisted of investments in the subordinated notes of FSFR Glick JV, 0.9% consisted of investments in the LLC equity interests of FSFR Glick JV and 1.4% consisted of equity investments in other portfolio companies. As of September 30, 2015, 90.7% of the Company's portfolio at cost and fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies, 8.4% consisted of investments in the subordinated notes of FSFR Glick JV, 0.7% consisted of investments in the LLC equity interests of FSFR Glick JV and 0.2% consisted of equity investments on other portfolio companies.
During the three and nine months ended June 30, 2016, the Company recorded net unrealized appreciation (depreciation) of $3.3 million and $(18.6) million, respectively. During the three and nine months ended June 30, 2015, the Company recorded net unrealized depreciation of $3.3 million and $4.9 million, respectively. During the three and nine months ended June 30, 2016, the Company recorded net realized losses of $8.5 million and $13.4 million, respectively. During the three and nine months ended June 30, 2015, the Company recorded net losses of $1.3 million and $0.4 million, respectively.
The composition of the Company's investments as of June 30, 2016 and September 30, 2015 at cost and fair value was as follows:

	June 30, 2016		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$545,199,955	$526,371,271	$574,038,984	$565,526,453
Investments in equity securities (common stock, preferred stock and warrants)	10,572,965	8,478,406	500,000	964,100
Debt investment in FSFR Glick JV	63,927,005	58,262,450	53,095,597	52,603,346
Equity investment in FSFR Glick JV	7,103,001	5,180,782	5,882,376	4,553,575
Total	$626,802,926	$598,292,909	$633,516,957	$623,647,474

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of June 30, 2016, on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$526,371,271	$526,371,271
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	58,262,450	58,262,450
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	13,659,188	13,659,188
Total investments at fair value	$—	$—	$598,292,909	$598,292,909
The following table presents the financial instruments carried at fair value as of September 30, 2015, on the Company's Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$565,526,453	$565,526,453
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	52,603,346	52,603,346
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	5,517,675	5,517,675
Total investments at fair value	$—	$—	$623,647,474	$623,647,474

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from March 31, 2016 to June 30, 2016, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value as of March 31, 2016	$513,827,239	$56,327,567	$5,234,285	$575,389,091
New investments & net revolver activity	105,313,380	4,291,875	10,049,841	119,655,096
Redemptions/repayments	(91,594,851)	(154,217)	—	(91,749,068)
Net accrual of PIK interest income	(89,962)	—	—	(89,962)
Accretion of original issue discount	318,048	—	—	318,048
Net change in unearned income	17,162	—	—	17,162
Net unrealized appreciation (depreciation) on investments	7,087,191	(2,202,775)	(1,624,938)	3,259,478
Net realized loss on investments	(8,506,936)	—	—	(8,506,936)
Fair value as of June 30, 2016	$526,371,271	$58,262,450	$13,659,188	$598,292,909
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2016 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2016	$(1,959,713)	$(2,202,775)	$(1,624,938)	$(5,787,426)

The following table provides a roll-forward in the changes in fair value from March 31, 2015 to June 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value at March 31, 2015	$582,871,055	$—	$688,366	$583,559,421
New investments & net revolver activity	225,795,463	48,098,255	8,844,251	282,737,969
Redemptions/repayments	(230,654,247)	—	(3,528,125)	(234,182,372)
Accretion of original issue discount	102,755	—	—	102,755
Net change in unearned income	(822)	—	—	(822)
Net unrealized depreciation on investments	(2,841,007)	(43,237)	(412,505)	(3,296,749)
Net realized gain (loss) on investments	(1,363,033)	—	28,125	(1,334,908)
Fair value as of June 30, 2015	$573,910,164	$48,055,018	$5,620,112	$627,585,294
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2015 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2015	$(2,490,349)	$(43,237)	$(412,505)	$(2,946,091)
The following table provides a roll-forward in the changes in fair value from September 30, 2015 to June 30, 2016, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$5,517,675	$623,647,474
New investments & net revolver activity	250,338,322	10,985,625	11,293,591	272,617,538
Redemptions/repayments	(267,045,164)	(154,217)	—	(267,199,381)
Net accrual of PIK interest income	(48,929)	—	—	(48,929)
Accretion of original issue discount	1,281,598	—	—	1,281,598
Net change in unearned income	(4,191)	—	—	(4,191)
Net unrealized depreciation on investments	(10,316,152)	(5,172,304)	(3,152,078)	(18,640,534)
Net realized loss on investments	(13,360,666)	—	—	(13,360,666)
Fair value as of June 30, 2016	$526,371,271	$58,262,450	$13,659,188	$598,292,909
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2016 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2016	$(12,043,738)	$(5,172,304)	$(3,152,077)	$(20,368,119)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to June 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity (including LLC equity interests of FSFR Glick JV)/Warrants	Total
Fair value as of September 30, 2014	$299,333,407	$—	$667,990	$300,001,397
New investments & net revolver activity	780,400,545	48,098,255	8,844,251	837,343,051
Redemptions/repayments	(502,281,150)	—	(3,528,125)	(505,809,275)
Accretion of original issue discount	1,424,118	—	—	1,424,118
Net change in unearned income	(122,984)	—	—	(122,984)
Net unrealized depreciation on investments	(4,426,468)	(43,237)	(392,129)	(4,861,834)
Net realized gain (loss) on investments	(417,304)	—	28,125	(389,179)
Fair value as of June 30, 2015	$573,910,164	$48,055,018	$5,620,112	$627,585,294
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2015 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2015	$(6,098,098)	$—	$(392,129)	$(6,490,227)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$294,030,946	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(6.0)%	-	2.0%	(1.7)%
			Size premium	(a)	0.0%	-	1.5%	0.9%
			Industry premium / (discount)	(a)	(1.0)%	-	1.1%	0.5%
	11,185,075	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	221,155,250	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	58,262,450	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	0.5%	-	0.5%	0.5%
FSFR Glick JV equity interests	5,180,782	Net asset value	Net asset value		N/A	-	N/A	N/A
Common equity/warrants	8,478,406	Market and income approaches	Weighted average cost of capital		13.0%	-	18.0%	13.6%
			Company specific risk premium	(a)	1.0%	-	2.0%	1.9%
			Revenue growth rate		(24.3)%	-	57.8%	(14.4)%
			EBITDA/Revenue multiple	(b)	1.0x	-	18.0x	3.2x
Total	$598,292,909
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
Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities are capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA/Revenue multiple. Increases or decreases in a portfolio company's weighted average cost of capital or company specific risk premium in isolation may result in a lower or higher fair value measurement, respectively. Increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2016, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$100,426,800	$100,426,800	$—	$—	$100,426,800
East West Bank facility payable	15,400,000	15,400,000			15,400,000
Notes payable	180,000,000	180,000,000	—	—	180,000,000
Total	$295,826,800	$295,826,800	$—	$—	$295,826,800
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
The carrying value of the Citibank credit facility payable, East West Bank facility payable and notes payable approximate their fair values and are included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2016		September 30, 2015
Cost:
Senior secured debt	$545,199,955	86.98%	$574,038,984	90.61%
Subordinated notes of FSFR Glick JV	63,927,005	10.20	53,095,597	8.38
LLC equity interests of FSFR Glick JV	7,103,001	1.13	5,882,376	0.93
Purchased equity	10,572,965	1.69	500,000	0.08
Total	$626,802,926	100.00%	$633,516,957	100.00%
Fair Value:
Senior secured debt	$526,371,271	87.97%	$565,526,453	90.68%
Subordinated notes of FSFR Glick JV	58,262,450	9.74	52,603,346	8.43
LLC equity interests of FSFR Glick JV	5,180,782	0.87	4,553,575	0.73
Purchased equity	8,354,428	1.40	809,394	0.13
Equity grants	123,978	0.02	154,706	0.03
Total	$598,292,909	100.00%	$623,647,474	100.00%

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

	June 30, 2016		September 30, 2015
Cost:
Northeast U.S.	$232,277,048	37.06%	$215,112,970	33.96%
Southwest U.S.	114,570,039	18.28	124,389,488	19.63
West U.S.	113,584,295	18.12	117,699,067	18.58
Midwest U.S.	77,741,256	12.40	80,106,244	12.64
Southeast U.S.	74,003,702	11.81	80,767,518	12.75
International	14,626,586	2.33	15,441,670	2.44
Total	$626,802,926	100.00%	$633,516,957	100.00%

Fair Value:
Northeast U.S.	$219,556,074	36.70%	$211,240,832	33.87%
Southwest U.S.	112,457,944	18.80	125,336,010	20.10
West U.S.	112,445,760	18.79	116,741,778	18.72
Southeast U.S.	73,730,277	12.32	80,689,139	12.94
Midwest U.S.	66,947,186	11.19	74,335,868	11.92
International	13,155,668	2.20	15,303,847	2.45
Total	$598,292,909	100.00%	$623,647,474	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016		September 30, 2015
Cost:
Internet software & services	$144,121,999	23.01%	$144,406,294	22.79%
Healthcare services	90,370,266	14.42	89,505,451	14.13
Multi-sector holdings	71,030,006	11.33	58,977,973	9.31
Advertising	48,770,758	7.78	43,467,983	6.86
Integrated telecommunication services	38,726,296	6.18	38,058,587	6.01
Application software	23,631,527	3.77	21,328,091	3.37
Specialized consumer services	22,243,973	3.55	28,717,092	4.53
Diversified support services	20,072,810	3.20	29,579,949	4.67
Research & consulting services	18,170,010	2.90	9,283,714	1.47
Security & alarm services	17,746,057	2.83	17,760,120	2.80
Education services	15,813,370	2.52	21,743,979	3.43
Electronic equipment & instruments	12,686,780	2.02	13,720,000	2.17
Food retail	10,163,177	1.62	10,300,523	1.63
Data processing & outsourced services	9,849,096	1.57	13,581,348	2.14
Healthcare technology	9,795,471	1.56	4,959,398	0.78
Pharmaceuticals	9,186,425	1.47	9,825,000	1.55
Food distributors	8,795,898	1.40	8,912,991	1.41
Diversified capital markets	8,702,931	1.39	8,756,158	1.38
Environmental & facilities services	6,404,468	1.02	9,997,807	1.58
Commercial printing	5,972,104	0.95	—	—
IT consulting & other services	5,943,962	0.95	11,953,631	1.89
Construction and engineering	5,918,017	0.94	5,945,467	0.94
Wireless telecommunication services	5,726,449	0.91	5,746,610	0.91
Oil & gas equipment & services	4,237,497	0.68	4,418,746	0.70
Computer hardware	4,021,862	0.64	4,099,489	0.65
Industrial machinery	3,836,203	0.61	3,970,000	0.63
Fertilizers & agricultural chemicals	3,570,265	0.57	3,713,056	0.57
Personal products	1,295,249	0.21	10,787,500	1.70
Total	$626,802,926	100.00%	$633,516,957	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016		September 30, 2015
Fair Value:
Internet software & services	$131,983,226	22.08%	$139,324,155	22.34%
Healthcare services	85,554,184	14.30	86,013,066	13.79
Multi-sector holdings	63,443,232	10.60	57,156,921	9.16
Advertising	48,516,722	8.11	43,579,408	6.99
Integrated telecommunication services	38,484,402	6.43	38,288,184	6.14
Application software	23,758,075	3.97	21,882,649	3.51
Specialized consumer services	22,152,507	3.70	28,795,048	4.62
Diversified support services	19,759,737	3.30	29,476,672	4.73
Research & consulting services	18,195,010	3.04	9,316,658	1.49
Security & alarm services	17,651,800	2.95	17,763,106	2.85
Education services	15,878,240	2.65	21,386,129	3.43
Electronic equipment & instruments	12,593,881	2.10	13,717,288	2.20
Food retail	10,024,394	1.68	10,432,750	1.67
Data processing & outsourced services	9,775,450	1.63	13,681,960	2.19
Healthcare technology	9,668,446	1.62	4,838,813	0.78
Pharmaceuticals	8,905,251	1.49	9,819,438	1.57
Diversified capital markets	8,764,216	1.46	8,831,807	1.42
Food distributors	8,721,403	1.46	8,970,000	1.44
Environmental & facilities services	6,511,705	1.09	10,000,000	1.60
IT consulting & other services	6,095,872	1.02	12,082,836	1.94
Commercial printing	5,972,104	1.00	—	—
Construction and engineering	5,843,419	0.98	5,908,869	0.95
Wireless telecommunication services	4,359,516	0.73	5,454,246	0.87
Computer hardware	3,959,550	0.66	4,121,614	0.66
Industrial machinery	3,788,251	0.63	3,867,602	0.62
Fertilizers & agricultural chemicals	3,415,647	0.57	3,754,945	0.61
Oil & gas equipment & services	3,234,372	0.54	4,364,794	0.70
Personal products	1,282,297	0.21	10,818,516	1.73
Total	$598,292,909	100.00%	$623,647,474	100.00%

The Company's investments are generally in middle market companies in a variety of industries. The investments that represented greater than 10% of the total investment portfolio at fair value at June 30, 2016 are as follows:

June 30, 2016
FSFR Glick JV LLC	10.6%

As of September 30, 2015, no individual investment exceeded 10% of total investments at fair value.
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. The individual investments that produced investment income that exceeded 10% of total investment income for the three and nine months ended June 30, 2016 are as follows:

	Three months ended June 30, 2016
	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$2,051,422	15.6%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended June 30, 2016
	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$5,694,441	14.2%

For the three and nine months ended June 30, 2015, no individual investment produced income that exceeded 10% of total investment income.

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of June 30, 2016, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of June 30, 2016 and September 30, 2015, FSFR Glick JV had total assets of $220.3 million and $190.4 million, respectively. The Company's investment in FSFR Glick JV consisted of LLC equity interests of $5.2 million and Subordinated Notes of $58.3 million, at fair value as of June 30, 2016. As of September 30, 2015, the Company's investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 36 and 29 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2016 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of June 30, 2016 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.2 million and $67.4 million in aggregate commitments were funded as of June 30, 2016 and September 30, 2015, respectively, of which $71.0 million and $59.0 million, respectively, was from the Company. As of June 30, 2016, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.8 million was unfunded. As of June 30, 2016, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded. As of September 30, 2015, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both June 30, 2016 and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of June 30, 2016 and September 30, 2015. Under the Credit Suisse facility, $136.3 million and $122.4 million of borrowings were outstanding as of June 30, 2016 and September 30, 2015, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Senior secured loans (1)	$201,666,232	$186,764,451
Weighted average current interest rate on senior secured loans (2)	6.85%	6.93%
Number of borrowers in FSFR Glick JV	36	29
Largest loan exposure to a single borrower (1)	$12,649,543	$14,777,933
Total of five largest loan exposures to borrowers (1)	$48,903,827	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of June 30, 2016

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,321,349	$2,317,890	$2,321,349
	Healthcare services	119,910.76 Class B Preferred Units in Ameritox Holdings II, LLC			—	119,911	125,240
	Healthcare services	368.96 Class A Common Units in Ameritox Holdings II, LLC			—	2,174,034	1,239,389
Total Ameritox, Ltd					2,321,349	4,611,835	3,685,978
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,759,599
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,649,543	12,555,697	12,487,629
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,493,671	7,400,923	7,273,544
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	6,953,774	6,855,850	6,422,398
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,187,500	9,187,500	9,046,627
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,362,048	2,347,447	2,326,617
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,568,976	2,565,831	2,556,948
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,885,000	6,877,091	6,852,043
Total Teaching Strategies, LLC					9,453,976	9,442,922	9,408,991
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	7,179,097	7,141,656	7,178,169
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,312,909	8,287,903	7,897,264
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,155,787	8,120,570	8,096,067
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,875,000	9,684,322	9,777,575
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,447,500	3,461,569	3,430,263
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,956,364	2,655,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,310,750	2,314,900	2,124,446
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,135,655	2,133,534	2,063,577
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,047,145	2,017,554	1,750,309
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,924,812	5,931,030	5,784,098

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	8,878,875	8,890,509	8,889,974
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,950,000	3,935,370	3,950,000
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,920,000	7,937,108	7,860,600
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,179,000	4,142,400	4,158,105
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	647,625	583,339	641,148
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,912,963	3,895,780	3,854,269
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,745,476	5,720,586	5,716,749
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,919,474	3,010,059
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,900,000	7,819,490	7,761,750
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,062,256	6,972,881	6,806,249
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,467,500	6,407,315	6,435,163
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,970,000	3,913,777	4,007,803
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,805,238	3,782,713	3,786,212
	Insurance brokers	Delayed Draw term loan	11/30/2022	LIBOR+5.25% (1% floor) cash	175,610	174,575	174,732
Total RSC Acquisition, Inc.					3,980,848	3,957,288	3,960,944
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,721,794	4,566,222	4,650,967
	Insurance brokers	Delayed Draw term loan	10/31/2022	LIBOR+5.75% (1% floor) cash	254,630	244,176	250,810
Total Integro Parent Inc.					4,976,424	4,810,398	4,901,777
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,940,000	1,936,150	1,938,739
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,975,000	4,922,719	4,903,978
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,950,000	3,886,985	3,859,676
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,500,000	7,350,000	7,350,000
Total Portfolio Investments					$201,666,232	$202,089,853	$196,175,134
__________
(1) Represents the current interest rate as of June 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2016 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of June 30, 2016.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Portfolio as of September 30, 2015

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,777,933	$14,576,963	$14,853,895
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,661,251	7,048,923
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,959,900	7,658,675	5,857,173
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,665,783	13,549,710	13,549,671
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,797,468	7,684,361	7,551,848
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,160,000	3,134,841	3,160,000
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,398,019	8,283,147	8,310,898
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,562,500	9,562,500	9,459,652
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,435,442	2,429,788	2,423,265
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,695,442	2,691,552	2,673,135
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,020,000	7,010,218	6,961,725
Total Teaching Strategies, LLC					9,715,442	9,701,770	9,634,860
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,286,727	7,232,017
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	5,970,000	6,004,722	5,977,463
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,820,000	8,749,565	8,818,256
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,950,000	9,721,186	9,882,838
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,473,750	3,490,164	3,460,723
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,950,227	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,328,300	2,333,155	2,310,838
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,152,041	2,149,579	2,143,971
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,064,508	2,027,520	2,000,003
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,969,925	5,977,239	5,910,225
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	10,000,000	10,013,409	10,020,850
All Web Leads, Inc. (3)	Advertising	First Lien Term Loan	6/30/2020	LIBOR+6.5% (1% floor) cash	9,937,500	9,700,212	9,884,905
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,980,000	3,961,380	3,970,050
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,980,000	7,999,277	7,960,050
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,158,000	4,179,000
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	3,000,000	2,926,072	3,000,000
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	4,000,000	3,980,282	3,980,000
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	4,339,095	4,317,702	4,317,400
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,910,947	3,000,000
Total Portfolio Investments					$186,764,451	$184,900,371	$182,823,774
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
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

The amortized cost and fair value of the Subordinated Notes held by the Company was $63.9 million and $58.3 million, respectively, as of June 30, 2016 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and nine months ended June 30, 2016, the Company earned interest income of $1.4 million and $3.7 million, respectively, on its investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by the Company was $7.1 million and $5.2 million, respectively, as of June 30, 2016 and $5.9 million and $4.6 million, respectively, as of September 30, 2015. The Company earned dividend income of $0.7 million and $2.0 million, respectively, for the three and nine months ended June 30, 2016 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for FSFR Glick JV as of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and June 30, 2015:

	June 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2016: $202,089,853; cost September 30, 2015: $184,900,371)	$196,175,134	$182,823,774
Cash and cash equivalents	17,781,525	3,127,824
Restricted cash	3,083,781	2,188,133
Other assets	3,300,298	2,253,143
Total assets	$220,340,738	$190,392,874

Senior credit facility payable	$136,315,636	$122,380,636
Subordinated notes payable at fair value (proceeds June 30, 2016: $73,059,434; proceeds September 30, 2015: $60,680,682)	66,585,657	60,118,109
Other liabilities	11,518,551	2,690,043
Total liabilities	$214,419,844	$185,188,788
Members' equity	5,920,894	5,204,086
Total liabilities and members' equity	$220,340,738	$190,392,874

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Selected Statement of Operations Information:
Interest income	$3,732,459	$1,427,775	$10,606,543	$1,427,775
PIK interest income	15,373	—	15,373	—
Fee income	5,687	—	93,028	—
Total investment income	3,753,519	1,427,775	10,714,944	1,427,775
Interest expense	2,850,832	1,344,369	7,895,486	1,344,369
Other expenses	58,600	24,179	182,177	24,179
Total expenses (1)	2,909,432	1,368,548	8,077,663	1,368,548
Net unrealized appreciation (depreciation)	4,030,887	(587,375)	2,170,718	(587,375)
Realized loss on investments	(3,098,475)	—	(3,098,475)	—
Net income (loss)	$1,776,499	$(528,148)	$1,709,524	$(528,148)
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
During the three months ended June 30, 2016, the Company sold $18.2 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $18.2 million cash consideration. The Company realized a loss of $0.1 million on these transactions.

Note 5. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The majority of fee income is comprised of advisory fees which are recognized at investment close and are non-recurring in nature.
For the three and nine months ended June 30, 2016, the Company recorded total fee income of $0.8 million, $0.2 million of which was recurring in nature, and $2.9 million, $0.5 million of which was recurring in nature, respectively. For the three and nine months ended June 30, 2015, the Company recorded total fee income of $2.9 million, $0.1 million of which was recurring in nature, and $8.0 million, $0.4 million of which was recurring in nature, respectively.

Note 6. Share Data and Distributions
Earnings per Share
The following sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Earnings per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$916,059	$2,454,249	$(13,050,566)	$15,624,751
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.03	$0.08	$(0.44)	$0.53
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP. However, the Company reserves the right to issue new shares of the Company’s common stock in connection with the Company’s obligations under the DRIP even if the Company’s shares are trading below net asset value.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has recorded, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2016 and June 30, 2015:

Date Declared	Record Date		Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
July 10, 2015	October 6, 2015		October 15, 2015	$0.075	$2,210,008	12,080	$108,563
July 10, 2015	November 5, 2015		November 16, 2015	0.075	2,210,008	13,269	116,730
November 30, 2015	December 11, 2015		December 22, 2015	0.075	2,210,007	11,103	94,563
November 30, 2015	January 4, 2016		January 15, 2016	0.075	2,210,007	8,627	61,079
November 30, 2015	February 5, 2016		February 16, 2016	0.075	2,210,008	4,542	32,923
February 8, 2016	March 15, 2016		March 31, 2016	0.075	2,210,008	4,383	34,577
February 8, 2016	April 15, 2016		April 29, 2016	0.075	2,210,008	4,452	35,033
February 8, 2016	May 13, 2016		May 31, 2016	0.075	2,210,007	4,256	33,494
May 6, 2016	June 15, 2016		June 30, 2016	0.075	2,210,007	5,822	46,881
Total for the nine months ended June 30, 2016				$0.68	$19,890,068	68,534	$563,843

Date Declared	Record Date		Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
September 9, 2014	December 15, 2014		January 15, 2015	0.30	8,840,030	23,183	242,678
November 20, 2014	April 2, 2015		April 15, 2015	0.30	8,840,030	28,296	307,794
February 4, 2015	May 1, 2015		May 15, 2015	0.10	2,946,677	5,045	50,830
February 4, 2015	June 1, 2015		June 15, 2015	0.10	2,946,677	5,296	53,237
February 4, 2015	July 1, 2015	(2)	July 15, 2015	0.10	2,946,677	14,572	137,464
Total for the nine months ended June 30, 2015				$0.80	$26,520,091	$76,392	$792,003
 __________
(1) Shares were purchased on the open market and distributed.
(2) Amount represents accrued dividend at June 30, 2015 as ex-dividend date was June 29, 2015.
Common Stock Offering
There were no common stock offerings during the nine months ended June 30, 2016 and June 30, 2015.

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
Borrowings under the Natixis facility were secured by all of the assets of FS Senior Funding LLC and all of the Company's equity interest in FS Senior Funding LLC. The Company used the Natixis facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. The Company's borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.247% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $2.7 million and $4.8 million, respectively, related to the Natixis facility.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 28, 2015, the Company completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. Upon termination of the Natixis facility, the Company accelerated the $2.1 million remaining unamortized fee balance into interest expense during the three months ended June 30, 2015. As such, the Company had no borrowings outstanding or capacity available under the Natixis facility as of June 30, 2016.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
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
As of June 30, 2016, the Company had $100.4 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.770% and 2.809% for the nine months ended June 30, 2016 and June 30, 2015, respectively. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $1.0 million and $3.1 million, respectively, related to the Citibank facility. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.0 million and $1.5 million related to the Citibank facility, respectively.
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
As of June 30, 2016, the Company had $15.4 million outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.202% for the period from January 6, 2016 through June 30, 2016. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $0.2 million and $0.3 million related to the East West Bank Facility.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securitization
On May 28, 2015, the Company completed its $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("2015 Subordinated Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55% per annum, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in the Company's June 30, 2016 Consolidated Statements of Assets and Liabilities as notes payable. As of June 30, 2016, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.

The proceeds of the private placement of the 2015 Notes, net of expenses, were used to repay the entire amount outstanding under the Natixis facility. As part of the 2015 Debt Securitization, FS Senior Funding LLC, the borrower under the Natixis facility, merged with and into 2015 Issuer, with the 2015 Issuer remaining as the surviving entity. Upon completion of the 2015 Debt Securitization, the Natixis facility was paid off and terminated.

The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement. The Company is entitled to a fee for its services as collateral manager. The Company has retained Fifth Street Management LLC, the Company’s Investment Adviser, to furnish collateral management sub-advisory services to the Company pursuant to a sub-collateral management agreement. Fifth Street Management LLC has waived and intends to continue to waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

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

As of June 30, 2016, there were 50 investments in portfolio companies with a total fair value of $270.2 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the 2015 Notes at June 30, 2016 was approximately $1.0 million.

For the nine months ended June 30, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$3,448,626
Loan administration fees	61,941
Amortization of debt issuance costs	217,578
Total interest and other debt financing expenses	$3,728,145
Cash paid for interest expense	$3,891,220
Annualized average interest rate	2.528%
Average outstanding balance	$182,380,887

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C notes the three and nine months ended June 30, 2016 is as follows:

				Three months ended June 30, 2016		Nine months ended June 30, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.42985%	180		$771,439	$773,582	$2,493,220	$2,216,469
Class A-S Notes	2.17985%	155	(1)	159,227	159,720	509,191	454,959
Class A-R Notes	2.42985%	180	(2)	51,152	38,509	204,644	175,686
Class B Notes	3.27985%	265		206,778	207,204	684,165	601,512
Class C Notes	3.60103%	325	(3)	—	—	—	—
Total				$1,188,596	$1,179,015	$3,891,220	$3,448,626
_______________________
(1) Spread to step-up to 2.10% in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the three and nine months ended June 30, 2016.
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
The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. As of June 30, 2016, the Company was in compliance with all financial covenants under the Debt Securitization.

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
As of June 30, 2016, there was one investment on which the Company stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there was one investment on which the Company stopped accruing cash and/or PIK interest or OID income. As of June 30, 2015, there were no investments on which the Company had stopped accruing cash and/or PIK interest or OID income.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$601,521,703	98.75%	$583,433,721	99.79%	$619,529,324	98.79%	$613,701,960	99.28%
PIK non-accrual (paying) (1)	7,605,257	1.25	1,200,000	0.21	7,605,257	1.21	4,427,839	0.72
Total	$609,126,960	100.00%	$584,633,721	100.00%	$627,134,581	100.00%	$618,129,799	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of June 30, 2016 and September 30, 2015 was as follows:

	June 30, 2016	September 30, 2015
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable.

Income non-accrual amounts for the three and nine months ended June 30, 2016 are presented in the following table.

	Three months ended June 30, 2016	Nine months ended June 30, 2016
Cash interest income	$50,277	$1,008,423
OID income	13,816	41,447
Total	$64,093	$1,049,870

Note 9. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2016, including cumulative prior period items related to the Revision:

	Three months ended June 30, 2016	Nine months ended June 30, 2016
Net increase (decrease) in net assets resulting from operations	$916,059	$(13,050,566)
Net unrealized (appreciation) depreciation on investments	(3,259,478)	18,640,534
Book/tax difference due to deferred loan fees	(19,252)	(12,178)
Book/tax difference due to capital losses not recognized	8,506,936	13,360,666
Other book/tax differences	(700,000)	(2,012,500)
Taxable/Distributable Income (1)	$5,444,265	$16,925,956

__________________

(1)
The Company's taxable income for the three and nine months ended June 30, 2016 is an estimate and will not be finally determined until the Company files its tax return for the fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2015, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$2,028,702
Net realized capital gains (losses)	691,260
Unrealized gains, net	(17,295,681)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the permanent book/tax reclassifications during the fiscal year ended September 30, 2015 resulted in an increase (decrease) to the components of net assets on the Consolidated Statements of Assets and Liabilities as of September 30, 2015 as follows:

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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income generally determined on a calendar year basis. The Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company did not incur a U.S. federal excise tax for calendar year 2014 and does not expect to incur a U.S. federal excise tax for calendar years 2015 and 2016.
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
During the nine months ended June 30, 2016, the Company recorded investment realization events, including the following:

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In April 2016, the Company restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged its debt securities for debt and equity securities in the restructured entity. The fair value of the debt securities exchanged on the restructuring date was $12.6 million, which approximated its fair value as of March 31, 2016. A realized loss of $8.7 million was recorded on the transaction;

•
In May 2016, the Company received a cash payment of $20.8 million from Accruent, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In June 2016, the Company received a cash payment of $13.3 million from GTCR Valor Companies, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the nine months ended June 30, 2016, the Company received cash payments of $139.3 million in connection with syndications and sales of debt investments and recorded a net realized loss of $0.4 million.

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

•
In April 2015, the Company received a cash payment of $2.5 million from Symphony Teleca Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
In May 2015, the Company received a cash payment of $4.1 million from GOBP Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the nine months ended June 30, 2015, the Company received cash payments of $451.4 million in connection with full or partial sales of debt investments and recorded a net realized loss of $0.4 million.

During the three and nine months ended June 30, 2016, the Company recorded net unrealized appreciation (depreciation) of $3.3 million and $(18.6) million, respectively. During the three and nine months ended June 30, 2015, the Company recorded net unrealized depreciation of $3.3 million and $4.9 million, respectively. For the three months ended June 30, 2016 this consisted of $4.2 million of net unrealized depreciation on debt investments and $1.6 million of net unrealized depreciation on equity investments, offset by $9.1 million of net reclassifications to realized loss (resulting in unrealized appreciation). For the nine months ended June 30, 2016 this consisted of $17.2 million of net unrealized depreciation on debt investments and $3.1 million of net unrealized depreciation on equity investments, offset by $1.7 million of net reclassifications to realized loss (resulting in unrealized appreciation).
For the three months ended June 30, 2015, the Company's net unrealized depreciation consisted of $2.5 million of net unrealized depreciation on debt investments, $0.4 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), and $0.4 million of net unrealized depreciation on equity investments. For the nine months ended June 30, 2015, the Company's net unrealized depreciation consisted of $6.1 million of net unrealized depreciation on debt investments and $0.4 million of net unrealized depreciation on equity investments, offset by $1.6 million of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation).

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three and nine months ended June 30, 2016, base management fees (net of waivers, if any) were $1.5 million and $4.6 million, respectively. For the three and nine months ended June 30, 2015, base management fees (net of waivers, if any) were $1.6 million and $4.3 million, respectively.
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

For the three and nine months ended June 30, 2016, the Part I incentive fee was $1.2 million and $3.7 million, respectively. For the three and nine months ended June 30, 2015, the Part I incentive fee was $1.1 million and $3.8 million, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second part ("Part II Incentive Fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2015, the Part II incentive fee was $(0.6) million and $(0.8) million, respectively. For the three and nine months ended June 30, 2016, there was no Part II incentive fee.
GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gain incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gain incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of June 30, 2016, the Company has paid $145,898 of capital gain incentive fees since inception. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior periods or a reversal of previously recorded expense if such cumulative amount is less than in the prior periods. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. The Company does not currently accrue for capital gain incentive fees due to the accumulated realized and unrealized losses in the portfolio.
At June 30, 2016 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $2.7 million and $2.1 million, respectively, reflecting the unpaid portion of the base management fee and incentive fees payable to the Investment Adviser.
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
For the three and nine months ended June 30, 2016, the Company accrued administrative expenses of $0.3 million, including $0.2 million of general and administrative expenses, and $0.9 million, including $0.5 million of general and administrative expenses, respectively. For the three and nine months ended June 30, 2015, the Company accrued administrative expenses of $0.2 million, including $0.1 million of general and administrative expenses, and $0.8 million, including $0.3 million of general and administrative

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses, respectively. At June 30, 2016 and September 30, 2015, $0.4 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

Note 13. Financial Highlights

	Three months ended June 30, 2016	Three months ended June 30, 2015 (revised)	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (revised)
Net asset value at beginning of period	$11.18	$12.49	$12.11	$12.65
Net investment income (5)	0.21	0.24	0.64	0.71
Net unrealized appreciation (depreciation) on investments (5)	0.12	(0.11)	(0.63)	(0.17)
Net realized loss on investments (5)	(0.29)	(0.04)	(0.45)	(0.01)
Distributions to stockholders	(0.23)	(0.30)	(0.68)	(0.90)
Net asset value at end of period	$10.99	$12.28	$10.99	$12.28
Per share market value at beginning of period	$7.93	$10.63	$8.73	$11.82
Per share market value at end of period	$7.96	$9.22	$7.96	$9.22
Total return (1)	3.25%	(9.09)%	(0.82)%	(13.64)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$329,580,431	$368,168,120	$356,807,103	$372,677,678
Net assets at end of period	$323,866,469	$361,782,338	$323,866,469	$361,782,338
Average net assets (2)	$326,522,054	$367,433,485	$335,051,091	$371,804,998
Ratio of net investment income to average net assets (3)	7.57%	7.74%	7.53%	7.51%
Ratio of total expenses to average net assets (3)	8.54%	7.70%	8.46%	5.94%
Ratio of portfolio turnover to average investments at fair value	8.12%	5.65%	23.12%	15.73%
Weighted average outstanding debt (4)	$297,089,437	$287,795,516	$304,125,103	$219,225,181
Average debt per share (5)	$10.08	$9.77	$10.32	$7.44
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

Note 14. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Finance Corp (“FSC”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and the FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company’s portfolio companies or investments as well as expenses

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocated or charged to the Company and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $57.8 million and $76.8 million of unfunded commitments to provide debt and equity financing to its portfolio companies as of June 30, 2016 and September 30, 2015, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of June 30, 2016 and September 30, 2015 is shown in the table below:

	June 30, 2016	September 30, 2015
FSFR Glick JV LLC	$16,469,994	$28,522,027
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Executive Consulting Group, Inc.	4,800,000	4,800,000
TIBCO Software, Inc.	4,452,000	5,300,000
Legalzoom.com, Inc.	3,607,018	2,607,018
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Motion Recruitment Partners LLC	2,628,125	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Teaching Strategies, LLC	1,920,000	2,400,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,301,562	1,287,499
Landslide Holdings, Inc.	1,250,000	5,000,000
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Internet Pipeline, Inc.	800,000	800,000
NextCare, Inc.	420,375	1,221,621
Valet Merger Sub, Inc.	333,333	1,000,000
OBHG Management Services, LLC	100,000	—
Accruent, LLC	85,000	—
4 Over International, LLC	36,508	—
Idera, Inc.	—	2,400,000
Ameritox Ltd.	—	1,000,000
Total	$57,786,042	$76,816,327

Note 15. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2016.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2016
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$3,681,941	$52,603,346	$10,831,408	$(5,172,304)	$58,262,450
87.5% equity interest (5)	2,012,500	4,553,575	3,651,781	(3,024,574)	5,180,782
Total Control Investments	$5,694,441	$57,156,921	$14,483,189	$(8,196,878)	$63,443,232

Affiliate Investments
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	$130,653	$—	$6,351,124	$(12,592)	$6,338,532
3,309,873.6 Class A Preferred Units	—	—	3,456,979	—	3,456,979
327,393.6 Class B Preferred Units	—	—	341,945	—	341,945
1,007.36 Class A Units	—	—	5,935,698	(2,551,834)	3,383,864
Total Affiliate Investments	$130,653	$—	$16,085,746	$(2,564,426)	$13,521,320

Total Control & Affiliate Investments	$5,825,094	$57,156,921	$30,568,935	$(10,761,304)	$76,964,552

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
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company and have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. We have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes.
Our investment objective is to maximize our portfolio's total return by generating current income from our debt investments while seeking to preserve our capital. We invest primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. We also have an investment in a joint venture that invests in similar types of loans. We may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies, senior and subordinated loans issued by public companies and equity investments.

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
We value our investments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
We perform detailed valuations of all debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of all of our investments at June 30, 2016 and September 30, 2015, was determined in good faith by our Board of Directors. In addition, we have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio over the course of each fiscal year. We will continue to utilize independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process. As of June 30, 2016, 32.0% of our portfolio at fair value was valued by independent valuation firms.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and preceding fiscal years are presented in the following table. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods.

For the quarter ended December 31, 2013	34.1%
For the quarter ended March 31, 2014	30.5%
For the quarter ended June 30, 2014	56.6%
For the quarter ended September 30, 2014	44.3%
For the quarter ended December 31, 2014	54.1%
For the quarter ended March 31, 2015 (1)	32.1%
For the quarter ended June 30, 2015	23.8%
For the quarter ended September 30, 2015 (2)	76.5%
For the quarter ended December 31, 2015	29.3%
For the quarter ended March 31, 2016	25.0%
For the quarter ended June 30, 2016	32.0%
__________
(1) The decrease from prior quarters is primarily related to the increased use of market quotations to value certain of our portfolio investments beginning in the quarter ended March 31, 2015.
(2) This quarter is higher primarily due to additional year-end procedures related to portfolio investments that were valued using market quotations based on only one source.
As of June 30, 2016 and September 30, 2015, approximately 93.5% and 89.4%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $210,576 as of June 30, 2016. We did not have any accumulated PIK interest as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2016	September 30, 2015
Cost:
Senior secured debt	86.98%	90.61%
Subordinated notes of FSFR Glick JV	10.20	8.38
LLC equity interests of FSFR Glick JV	1.13	0.93
Purchased equity	1.69	0.08
Total	100.00%	100.00%

	June 30, 2016	September 30, 2015
Fair value:
Senior secured debt	87.97%	90.68%
Subordinated notes of FSFR Glick JV	9.74	8.43
LLC equity interests of FSFR Glick JV	0.87	0.73
Purchased equity	1.40	0.13
Equity grants	0.02	0.03
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	June 30, 2016	September 30, 2015
Cost:
Internet software & services	23.01%	22.79%
Healthcare services	14.42	14.13
Multi-sector holdings	11.33	9.31
Advertising	7.78	6.86
Integrated telecommunication services	6.18	6.01
Application software	3.77	3.37
Specialized consumer services	3.55	4.53
Diversified support services	3.20	4.67
Research & consulting services	2.90	1.47
Security & alarm services	2.83	2.80
Education services	2.52	3.43
Electronic equipment & instruments	2.02	2.17
Food retail	1.62	1.63
Data processing & outsourced services	1.57	2.14
Healthcare technology	1.56	0.78
Pharmaceuticals	1.47	1.55
Food distributors	1.40	1.41
Diversified capital markets	1.39	1.38
Environmental & facilities services	1.02	1.58
Commercial printing	0.95	—
IT consulting & other services	0.95	1.89
Construction and engineering	0.94	0.94
Wireless telecommunication services	0.91	0.91
Oil & gas equipment & services	0.68	0.70
Computer hardware	0.64	0.65
Industrial machinery	0.61	0.63
Fertilizers & agricultural chemicals	0.57	0.57
Personal products	0.21	1.70
	100.00%	100.00%

Fair value:	June 30, 2016	September 30, 2015
Internet software & services	22.08%	22.34%
Healthcare services	14.30	13.79
Multi-sector holdings	10.60	9.16
Advertising	8.11	6.99
Integrated telecommunication services	6.43	6.14
Application software	3.97	3.51
Specialized consumer services	3.70	4.62
Diversified support services	3.30	4.73
Research & consulting services	3.04	1.49
Security & alarm services	2.95	2.85
Education services	2.65	3.43
Electronic equipment & instruments	2.10	2.20
Food retail	1.68	1.67
Data processing & outsourced services	1.63	2.19
Healthcare technology	1.62	0.78
Pharmaceuticals	1.49	1.57
Diversified capital markets	1.46	1.42
Food distributors	1.46	1.44
Environmental & facilities services	1.09	1.60
IT consulting & other services	1.02	1.94
Commercial printing	1.00	—
Construction and engineering	0.98	0.95
Wireless telecommunication services	0.73	0.87
Computer hardware	0.66	0.66
Industrial machinery	0.63	0.62
Fertilizers & agricultural chemicals	0.57	0.61
Oil & gas equipment & services	0.54	0.70
Personal products	0.21	1.73
	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2016 and September 30, 2015:

Investment Ranking	June 30, 2016				September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	—	—	—		—	—	—
2	$589,971,359	98.61%	4.36		$596,955,786	95.72%	4.71
3	7,121,550	1.19	5.35		26,691,688	4.28	5.87
4	1,200,000	0.20	NM	(1)	—	—	—
Total	$598,292,909	100.00%	4.37		$623,647,474	100.00%	4.76
________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any modifications to our loan agreements may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of June 30, 2016, we had modified the payment terms of our investments in four portfolio companies. As of September 30, 2015, we had modified the payment terms of our investment in two portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2016, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of June 30, 2015, there were no investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$601,521,703	98.75%	$583,433,721	99.79%	$619,529,324	98.79%	$613,701,960	99.28%
PIK non-accrual (paying) (1)	7,605,257	1.25	1,200,000	0.21	7,605,257	1.21	4,427,839	0.72
Total	$609,126,960	100.00%	$584,633,721	100.00%	$627,134,581	100.00%	$618,129,799	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of June 30, 2016 and September 30, 2015 was as follows:

	June 30, 2016	September 30, 2015
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable.
Income non-accrual amount for the three and nine months ended June 30, 2016 is presented in the following table.

	Three months ended June 30, 2016	Nine months ended June 30, 2016
Cash interest income	$50,277	$1,008,423
OID income	13,816	41,447
Total	$64,093	$1,049,870

FSFR Glick JV LLC
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form FSFR Glick JV LLC, or FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of June 30, 2016, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests, and we and GF Debt Funding owned 87.5% and 12.5% respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of June 30, 2016 and September 30, 2015, FSFR Glick JV had total assets of $220.3 million and $190.4 million, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests of $5.2 million and Subordinated Notes of $58.3 million, at fair value as of June 30, 2016. As of September 30, 2015, our investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 36 and 29 "eligible portfolio companies" (as defined in section 2(a)(46) of the 1940 Act) as of June 30, 2016 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
As of June 30, 2016 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.2 million and $67.4 million in aggregate commitments were funded as of June 30, 2016 and September 30, 2015, respectively, of which $71.0 million and $59.0 million, respectively, was from us. As of June 30, 2016, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.8 million was unfunded. As of June 30, 2016, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded. As of September 30, 2015, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch, or the Credit Suisse facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both June 30, 2016 and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of June 30, 2016 and September 30, 2015. Under the Credit Suisse facility, $136.3 million and $122.4 million in borrowings were outstanding as of June 30, 2016 and September 30, 2015, respectively.

Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Senior secured loans (1)	$201,666,232	$186,764,451
Weighted average current interest rate on senior secured loans (2)	6.85%	6.93%
Number of borrowers in FSFR Glick JV	36	29
Largest loan exposure to a single borrower (1)	$12,649,543	$14,777,933
Total of five largest loan exposures to borrowers (1)	$48,903,827	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of June 30, 2016

Portfolio Company (4)	Business Description	Investment Type	Maturity Date	Stated Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	2,321,349	2,317,890	2,321,349
	Healthcare services	119,910.76 Class B Preferred Units in Ameritox Holdings II, LLC			—	119,911	125,240
	Healthcare services	368.96 Class A Common Units in Ameritox Holdings II, LLC			—	2,174,034	1,239,389
Total Ameritox, Ltd					2,321,349	4,611,835	3,685,978
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,759,599
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,649,543	12,555,697	12,487,629
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,493,671	7,400,923	7,273,544
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	6,953,774	6,855,850	6,422,398
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,187,500	9,187,500	9,046,627
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,362,048	2,347,447	2,326,617
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,568,976	2,565,831	2,556,948
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,885,000	6,877,091	6,852,043
Total Teaching Strategies, LLC					9,453,976	9,442,922	9,408,991
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	7,179,097	7,141,656	7,178,169
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,312,909	8,287,903	7,897,264
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,155,787	8,120,570	8,096,067
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,875,000	9,684,322	9,777,575
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,447,500	3,461,569	3,430,263
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,956,364	2,655,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,310,750	2,314,900	2,124,446
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,135,655	2,133,534	2,063,577
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,047,145	2,017,554	1,750,309
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,924,812	5,931,030	5,784,098

Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	8,878,875	8,890,509	8,889,974
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,950,000	3,935,370	3,950,000
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,920,000	7,937,108	7,860,600
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,179,000	4,142,400	4,158,105
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	647,625	583,339	641,148
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,912,963	3,895,780	3,854,269
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,745,476	5,720,586	5,716,749
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,919,474	3,010,059
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,900,000	7,819,490	7,761,750
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,062,256	6,972,881	6,806,249
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,467,500	6,407,315	6,435,163
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,970,000	3,913,777	4,007,803
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,805,238	3,782,713	3,786,212
		Delayed Draw term loan	11/30/2022	LIBOR+5.25% (1% floor) cash	175,610	174,575	174,732
Total RSC Acquisition, Inc.					3,980,848	3,957,288	3,960,944
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,721,794	4,566,222	4,650,967
		Delayed Draw term loan	10/31/2022	LIBOR+5.75% (1% floor) cash	254,630	244,176	250,810
Total Integro Parent Inc.					4,976,424	4,810,398	4,901,777
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,940,000	1,936,150	1,938,739
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,975,000	4,922,719	4,903,978
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,950,000	3,886,985	3,859,676
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,500,000	7,350,000	7,350,000
Total Portfolio Investments					$201,666,232	$202,089,853	$196,175,134
__________
(1) Represents the current interest rate as of June 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2016 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at June 30, 2016.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

FSFR Glick JV Portfolio as of September 30, 2015

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

(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.
The amortized cost and fair value of the Subordinated Notes held by us was $63.9 million and $58.3 million, respectively, as of June 30, 2016 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and nine months ended June 30, 2016, we earned interest income of $1.4 million and $3.7 million, respectively, on our investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by us was $7.1 million and $5.2 million as of June 30, 2016, respectively and $5.9 million and $4.6 million, respectively, as of September 30, 2015. We earned dividend income of $0.7 million and $2.0 million, respectively, for the three and nine months ended June 30, 2016, respectively, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis. The total investment income earned on FSFR Glick JV represented a 11.7% and 12.4% weighted average annualized return on our total investment as of June 30, 2016 and September 30, 2015, respectively.
Below is certain summarized financial information for FSFR Glick JV as of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and 2015:

	June 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2016: $202,089,853; cost September 30, 2015: $184,900,371)	$196,175,134	$182,823,774
Cash and cash equivalents	17,781,525	3,127,824
Restricted cash	3,083,781	2,188,133
Other assets	3,300,298	2,253,143
Total assets	$220,340,738	$190,392,874

Senior credit facility payable	$136,315,636	$122,380,636
Subordinated notes payable at fair value (proceeds June 30, 2016: $73,059,434; proceeds September 30, 2015: $60,680,682)	66,585,657	60,118,109
Other liabilities	11,518,551	2,690,043
Total liabilities	$214,419,844	$185,188,788
Members' equity	5,920,894	5,204,086
Total liabilities and members' equity	$220,340,738	$190,392,874

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Selected Statement of Operations Information:
Interest income	$3,732,459	$1,427,775	$10,606,543	$1,427,775
PIK interest income	15,373	—	15,373	—
Fee income	5,687	—	93,028	—
Total investment income	3,753,519	1,427,775	10,714,944	1,427,775
Interest expense	2,850,832	1,344,369	7,895,486	1,344,369
Other expenses	58,600	24,179	182,177	24,179
Total expenses (1)	2,909,432	1,368,548	8,077,663	1,368,548
Net unrealized appreciation (depreciation)	4,030,887	(587,375)	2,170,718	(587,375)
Realized loss on investments	(3,098,475)	—	(3,098,475)	—
Net income (loss)	$1,776,499	$(528,148)	$1,709,524	$(528,148)
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

During the three months ended June 30, 2016, we sold $18.2 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $18.2 million cash consideration. We realized a loss of $0.1 million on these transactions.
 Discussion and Analysis of Results and Operations
Revisions to Prior Period Financial Information
We previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I and Part II Incentive Fees paid to the Investment Adviser. We assessed the materiality of the errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin, or SAB, No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, we concluded the cumulative corrections of these errors would be qualitatively material to our quarterly financial statements within in any quarter during the September 30, 2015 fiscal year end. Accordingly, all prior period financial statements since the commencement of operations have been revised in Note 2 and Note 14 to the Consolidated Financial Statements for the year ended September 30, 2015 contained in the annual report on Form 10-K for such period. These errors did not impact the financial information for the three and nine months ended June 30, 2016. See Note 2 to the Consolidated Financial Statements for detail on the revisions for the three and nine months ended June 30, 2015.
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions or other realizations of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio.
Comparison of the three and nine months ended June 30, 2016 and June 30, 2015
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring, amendment and prepayment fees.
Total investment income for the three months ended June 30, 2016 and June 30, 2015 was $13.1 million and $14.1 million, respectively. The decrease of $1.0 million in our total investment income for the three months ended June 30, 2016, as compared to the three months ended June 30, 2016, was primarily attributable to lower fee income, partially offset by higher dividend income. For the three months ended June 30, 2016, this amount primarily consisted of $11.6 million of interest income from portfolio investments, $0.8 million of fee income and $0.7 million of dividend income. For the three months ended June 30, 2015, this amount primarily consisted of $11.2 million of interest income from portfolio investments and $2.9 million of fee income.
Total investment income for the nine months ended June 30, 2016 and June 30, 2015 was $40.2 million and $37.4 million, respectively. The increase of $2.8 million in our total investment income for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015, was primarily attributable to higher average levels of outstanding debt investments, partially offset by lower fee income. For the nine months ended June 30, 2016, this amount primarily consisted of $35.3 million of interest income from portfolio investments, $2.9 million of fee income and $2.0 million of dividend income. For the nine months ended June 30, 2015, this amount primarily consisted of $29.4 million of interest income from portfolio investments and $8.0 million of fee income.
Expenses
Total expenses for the three months ended June 30, 2016 and June 30, 2015 were $7.0 million and $7.1 million, respectively. Total expenses decreased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, due primarily to a $1.3 million charge, net of a decrease in the incentive fee, in the three months ended June 30, 2015 related to a debt securitization in which we repaid and terminated our credit facility with Natixis, New York Branch by issuing $180.0 million of low-cost, senior secured notes with ten-year maturities. The decrease due to this charge was partially offset by a $0.6 million increase in professional fees incurred during the three months ended June 30, 2016.

Total expenses for the nine months ended June 30, 2016 and June 30, 2015 were $21.3 million and $16.5 million, respectively. Total expenses increased for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 by $4.7 million. This was due primarily to a $2.8 million increase professional fees, a $0.8 million reversal of previously accrued Part II incentive fee in the nine months ended June 30, 2015 and a $0.6 million increase in general and administrative expenses.
Net Investment Income
As a result of the $0.1 million decrease in total expenses, as compared to the $1.0 million decrease in total investment income, net investment income for the three months ended June 30, 2016 reflected an approximate $0.9 million decrease, as compared to the three months ended June 30, 2015.
As a result of the $4.7 million increase in total expenses, as compared to the $2.8 million increase in total investment income, net investment income for the nine months ended June 30, 2016 reflected an approximate $1.9 million decrease, as compared to the nine months ended June 30, 2015.
Realized Gain (Loss) on Investments
During the nine months ended June 30, 2016, we recorded investment realization events, including the following:

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

•
In April 2016, we restructured our debt investment in Ameritox Ltd. As a part of the restructuring, we exchanged our debt securities for debt and equity securities in the restructured entity. The fair value of the debt securities exchanged on the restructuring date was $12.6 million, which approximated our fair value as of March 31, 2016. A realized loss of $8.7 million was recorded on the transaction;

•
In May 2016, we received a cash payment of $20.8 million from Accruent, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In June 2016, we received a cash payment of $13.3 million from GTCR Valor Companies, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•	During the nine months ended June 30, 2016, we received cash payments of $139.3 million in connection with syndications and sales of debt investments and recorded a net realized loss of $0.4 million.

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

•	During the nine months ended June 30, 2015, we received cash payments of $451.4 million in connection with full or partial sales of debt investments and recorded a net realized loss of $0.4 million.
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three and nine months ended June 30, 2016, we recorded net unrealized appreciation (depreciation) of $3.3 million and $(18.6) million, respectively. During the three and nine months ended June 30, 2015, we recorded net unrealized depreciation of $3.3 million and $4.9 million, respectively. For the three months ended June 30, 2016 this consisted of $4.2 million of net unrealized depreciation on debt investments and $1.6 million of net unrealized depreciation on equity investments, offset by $9.1 million of net reclassifications to realized loss (resulting in unrealized appreciation). For the nine months ended June 30, 2016 this consisted of $17.2 million of net unrealized depreciation on debt investments and $3.1 million of net unrealized depreciation on equity investments, offset by $1.7 million of net reclassifications to realized loss (resulting in unrealized appreciation).
For the three months ended June 30, 2015, our net unrealized depreciation consisted of $2.5 million of net unrealized depreciation on debt investments, $0.4 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation) and $0.4 million of net unrealized depreciation on equity investments. For the nine months ended June 30, 2015, our net unrealized depreciation consisted of $6.1 million of net unrealized depreciation on debt investments and $0.4 million of net unrealized depreciation on equity investments, offset by $1.6 million of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation).
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
For the nine months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents of $26.4 million. During that period, $21.2 million of cash was provided by operating activities, primarily consisting of $254.6 million of principal payments and proceeds from the sale of investments and cash activities related to $19.0 million of net investment income, partially offset by cash used to fund $260.1 million of investments and net revolvers. During the same period, cash used by financing activities was $47.5 million, primarily consisting of $20.8 million of net repayments under our credit facilities, $6.4 million of net repayments under our $309.0 million term debt securitization, or the 2015 Debt Securitization, and $19.3 million of cash distributions paid to our shareholders.
For the nine months ended June 30, 2015, we experienced a net decrease in cash and cash equivalents of $41.0 million. During that period, we used $309.8 million of cash in operating activities, primarily for the funding of $837.3 million of investments and net revolvers, partially offset by $505.8 million of amortization payments and proceeds from the sale of investments and cash activities related to $20.9 million of net investment income. During the same period, cash provided by financing activities was $268.8 million, primarily consisting of $127.4 million net borrowings under credit facilities and $180.0 million of borrowings under our 2015 Debt Securitization, partially offset by $31.7 million of cash distributions paid to our shareholders and $6.1 million of deferred financing costs paid.
At June 30, 2016, we had $23.0 million of cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $598.3 million, interest, dividends and fees receivable of $4.2 million, $4.5 million of net payables from unsettled transactions of $8.9 million, $115.8 million of borrowings outstanding under our revolving credit facilities, $180.0 million of borrowings outstanding under our 2015 Debt Securitization and $57.8 million of unfunded commitments. Pursuant to the terms of our Citibank facility (as defined below) and 2015 Debt Securitization, we are restricted in terms of access to $4.1 million of restricted cash until such time as we submit required monthly reporting schedules. As of June 30, 2016, $3.9 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization, which is described in further detail in Note 7 to our Consolidated Financial Statements.
At September 30, 2015, we had $52.7 million of cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $623.6 million, interest, dividends and fees receivable of $2.8 million, receivables from unsettled transactions of $13.5 million, payables from unsettled transactions of $11.8 million, $136.7 million of borrowings outstanding under our Citibank facility, $186.4 million of borrowings outstanding under our 2015 Debt Securitization and $76.8 million of unfunded commitments. Pursuant to the terms of our Citibank facility and 2015 Debt Securitization, we are restricted in terms of access to $4.2 million of restricted cash until such time as we submit required monthly reporting schedules. As of September 30, 2015, $7.1 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2016, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock from inception through June 30, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	October 8, 2013	October 21, 2013	October 31, 2013	$0.01	$66,668	—	—
Quarterly	October 8, 2013	December 16, 2013	January 31, 2014	0.20	1,333,354	606	$8,288
Quarterly	January 3, 2014	March 31, 2014	April 15, 2014	0.23	1,533,357	469	6,734
Quarterly	February 11, 2014	June 30, 2014	July 15, 2014	0.27	1,800,027	1,279	17,924
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,840,030	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.075	2,210,007	4,575	41,121
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,210,008	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,210,007	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,210,007	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,210,008	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075
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
Borrowings under the Natixis facility, were secured by all of the assets of FS Senior Funding LLC and all of our equity interest in FS Senior Funding LLC. We used the Natixis facility to fund a portion of FS Senior Funding LLC's loan origination activities and for general corporate purposes. Each loan origination under the Natixis facility was subject to the satisfaction of certain conditions. Our borrowings under the Natixis facility bore interest at a weighted average interest rate of 2.247% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, we recorded interest expense of $2.7 million and $4.8 million, respectively, related to the Natixis facility.
On May 28, 2015, we completed the 2015 Debt Securitization, a $309.0 million debt securitization transaction, the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. Upon termination of the Natixis facility, we accelerated the $2.1 million remaining unamortized fee balance into interest expense during the three months ended June 30, 2015. As such, we had no borrowings outstanding or capacity available under the Natixis facility as of June 30, 2016.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility, or the Citibank facility, with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
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
As of June 30, 2016, we had $100.4 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interests in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.770% and 2.809% for the nine months ended June 30, 2016 and June 30, 2015, respectively. For the three and nine months ended June 30, 2016, we recorded interest expense of $1.0 million and $3.1 million, respectively, related to the Citibank facility. For the three and nine months ended June 30, 2015, we recorded interest expense of $1.0 million and $1.5 million related to the Citibank facility, respectively.
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
As of June 30, 2016, we had $15.4 million outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain of our other assets. We may use the East West Bank Facility to fund a portion of our loan origination activities and for general corporate purposes. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.202% for the period from January 6, 2016 through March 31, 2016. For the three and nine months ended June 30, 2016, we recorded interest expense of $0.2 million and $0.3 million related to the East West Bank Facility, respectively.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes, or the 2015 Notes, and $86.4 million of unsecured subordinated notes, or the 2015 Subordinated Notes. The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., or the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes of the 2015 Issuer which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 1.55%, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving Notes of the 2015 Issuer which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A Notes; and $25.0 million Class B Senior Secured Notes of the 2015 Issuer which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A Notes and Class B Notes are included in our June 30, 2016 Consolidated Statement of Assets and Liabilities as notes payable. As of June 30, 2016, the Class C Notes and the 2015 Subordinated Notes were eliminated in consolidation.
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
As of June 30, 2016, there were 50 investments in portfolio companies with a total fair value of $270.2 million, securing the 2015 Notes of the 2015 Issuer. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The aggregate accrued interest payable on the 2015 Notes at June 30, 2016 was approximately $1.0 million.
For the nine months ended June 30, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Interest expense	$3,448,626
Amortization of debt issuance costs	217,578
Loan administration fees	61,941
Total interest and other debt financing expenses	$3,728,145
Cash paid for interest expense	$3,891,220
Annualized average interest rate	2.528%
Average outstanding balance	$182,380,887

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R and B the three and nine months ended June 30, 2016 is as follows:

				Three months ended June 30, 2016		Nine months ended June 30, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.42985%	180		$771,439	$773,582	$2,493,220	$2,216,469
Class A-S Notes	2.17985%	155	(1)	159,227	159,720	509,191	454,959
Class A-R Notes	2.42985%	180	(2)	51,152	38,509	204,644	175,686
Class B Notes	3.27985%	265		206,778	207,204	684,165	601,512
Class C Notes	3.60103%	325	(3)	—	—	—	—
Total				$1,188,596	$1,179,015	$3,891,220	$3,448,626
_______________________
(1) Spread to step-up to 2.10% in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R Notes were partially undrawn during the three and nine months ended June 30, 2016.
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
The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests. As of June 30, 2016, we were in compliance with all financial covenants under the Debt Securitization.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016 and September 30, 2015, off-balance sheet arrangements consisted of $57.8 million and $76.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of June 30, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV subordinated notes and LLC equity interests) as of June 30, 2016 and September 30, 2015 is shown in the table below:

	June 30, 2016	September 30, 2015
FSFR Glick JV LLC	$16,469,994	$28,522,027
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Executive Consulting Group, Inc.	4,800,000	4,800,000
TIBCO Software, Inc.	4,452,000	5,300,000
Legalzoom.com, Inc.	3,607,018	2,607,018
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Motion Recruitment Partners LLC	2,628,125	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Teaching Strategies, LLC	1,920,000	2,400,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,301,562	1,287,499
Landslide Holdings, Inc.	1,250,000	5,000,000
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Internet Pipeline, Inc.	800,000	800,000
NextCare, Inc.	420,375	1,221,621
Valet Merger Sub, Inc.	333,333	1,000,000
OBHG Management Services, LLC	100,000	—
Accruent, LLC	85,000	—
4 Over International, LLC	36,508	—
Idera, Inc.	—	2,400,000
Ameritox Ltd.	—	1,000,000
Total	$57,786,042	$76,816,327
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank facility and 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of June 30, 2016	Weighted average debt outstanding for the nine months ended June 30, 2016	Maximum debt outstanding for the nine months ended June 30, 2016
Citibank credit facility payable	$136,659,800	$100,426,800	$116,965,311	$140,426,800
2015 Debt Securitization	186,366,000	180,000,000	182,380,887	190,966,000
East West Bank facility payable	—	15,400,000	4,778,905	18,500,000
Total debt	$323,025,800	$295,826,800	$304,125,103

The following table reflects our contractual obligations arising from the Citibank facility, the East West Bank facility and 2015 Debt Securitization:

	Payments due by period as of June 30, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$100,426,800	$—	$—	$100,426,800	$—
Interest due on Citibank facility	10,071,024	2,840,745	5,681,490	1,548,789	—
2015 Notes payable	180,000,000	—	—	—	180,000,000
Interest due on 2015 notes payable	40,240,212	4,513,731	4,513,731	4,513,731	26,699,019
East West Bank facility	15,400,000	—	—	15,400,000	—
Interest due on East West Bank facility	2,960,492	654,500	1,309,000	996,992	—
Total	$349,098,528	$8,008,976	$11,504,221	$122,886,312	$206,699,019
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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a U.S. federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2015). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2013. We did not incur a U.S. federal excise tax for calendar year 2014 and do not expect to incur a U.S. federal excise tax for calendar years 2015 and 2016. We may incur a U.S. federal excise tax in future years.
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

We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A regulated RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2015, March 31, 2016 and June 30, 2016.

Three Months Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2015	63.47%	30.6%
March 31, 2016	91.46%	—
June 30, 2016	85.73%	—
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2016 and June 30, 2015, we incurred fees of $2.7 million and $8.4 million, respectively, under the investment advisory agreement. During the three and nine months ended June 30, 2015, we incurred fees of $2.1 million and $7.3 million, respectively, under the investment advisory agreement.
The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement in connection with the 2015 Debt Securitization and will receive a fee for providing these services. We have retained Fifth Street Management LLC to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. Fifth Street Management LLC will be entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement, but has waived and intends to continue to waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
Pursuant to the administration agreement with FSC CT LLC, or FSC CT, a wholly-owned subsidiary of our Investment Adviser, FSC CT will furnish us with the facilities, including our principal executive offices, and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT assists us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by affiliates of our investment adviser and administrator in Chicago, IL and San Francisco, CA.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.
The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. For the three and nine months ended June 30, 2016, we accrued administrative expenses of $0.3 million, including $0.2 million of general and administrative expenses, and $0.9 million, including $0.5 million of general and administrative expenses, respectively. For the three and nine months ended June 30, 2015, we accrued administrative expenses of $0.2 million, include $0.1 million of general and administrative expenses, and $0.8 million, including $0.3 million of general and administrative expenses, respectively. At June 30, 2016 and September 30, 2015, $0.4 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.

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
Recent Developments
On August 4, 2016, our Board of Directors declared the following distributions:

•	$0.075 per share, payable on September 30, 2016 to stockholders of record on September 15, 2016;

•	$0.075 per share, payable on October 31, 2016 to stockholders of record on October 14, 2016; and

•	$0.075 per share, payable on November 30, 2016 to stockholders of record on November 15, 2016.
For a discussion of legal proceedings, see Part II - Other Information - Item 1. Legal Proceedings.
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
As of June 30, 2016, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2016, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$25,587,756	$(14,791,340)	$10,796,416
400	19,741,419	(11,833,072)	7,908,347
300	13,895,082	(8,874,804)	5,020,278
200	8,048,745	(5,916,536)	2,132,209
100	2,202,408	(2,958,268)	(755,860)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal as of June 30, 2016 and September 30, 2015.

	June 30, 2016		September 30, 2015
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$23,048,437	$—	$52,692,097	$—
Prime rate	400,825	—	18,905,206	—
LIBOR:
30 day	145,031,991	15,400,000	171,084,244	—
60 day	16,742,083	—	14,963,919	—
90 day	450,439,066	280,426,800	420,878,965	186,366,000
180 day	3,838,468	—	6,352,000	136,659,800
Fixed rate	—	—	—	—
Total	$639,500,870	$295,826,800	$684,876,431	$323,025,800

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of September 30, 2015, management determined that we did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, our policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which has led to revisions to prior period financial information. This material weakness remained as of June 30, 2016 primarily because the remediation actions described below remain in process.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2014
(unaudited)

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Finance Corp. (“FSC”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the FSC and FSAM securities class actions and the FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015.

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
Date: August 9, 2016
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