Form 10-K
period 2016-09-30
Fifth Street Senior Floating Rate Corp.
filed 2016-12-14
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2016 is $211,431,851. The registrant had 29,466,768 shares of common stock outstanding as of December 13, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I
Item 1.     Business
General
Fifth Street Senior Floating Rate Corp., a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as "we", "us" or "our", is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes. See “ - Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements. We are managed by Fifth Street Management LLC, which we also refer to as "Fifth Street Management" or our "investment adviser." Also, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments while seeking to preserve our capital. We invest primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” Under normal market conditions, at least 80% of the value of our net assets plus borrowings for investment purposes will be invested in floating rate senior loans. We may also invest in unsecured loans, including subordinated loans, issued by private middle market companies and, to a lesser extent, senior and subordinated loans issued by public companies and equity investments. This policy may be changed by our Board of Directors with at least 60 days’ prior written notice to stockholders to the extent such a change would not affect our ability to maintain our election as a BDC.
Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily the London-Interbank Offered Rate, or LIBOR, plus a premium. The senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We target senior loans that generally bear annual interest at a rate of LIBOR plus a 5.0% premium (with a LIBOR floor), and for our investments that are not considered senior loans, we target an annual interest rate of LIBOR plus a 9.0% premium (with a LIBOR floor). If the LIBOR floor is higher than the current applicable LIBOR rate, the LIBOR floor will be deemed to be the applicable LIBOR rate. We may make investments with interest rates that differ from our target rates and will periodically reassess our target rates in light of prevailing market conditions.
We seek to invest in senior loans made primarily to private, leveraged, middle market companies with approximately $20 million to $120 million of EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our investments generally range in size between $3 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus, but are intended to enhance our overall returns. These opportunistic investments may include direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. See “ - Business Development Company Regulations.”
We were formed in May 2013 as a Delaware corporation and commenced operations on June 29, 2013. From the time we commenced operations through September 30, 2016, we have originated over $1.7 billion of funded debt investments. As of September 30, 2016, our portfolio totaled $573.6 million at fair value and was comprised of 63 investments, including our investment in subordinated notes and LLC equity interests in FSFR Glick JV LLC, or FSFR Glick JV. At fair value as of September 30, 2016, 87.6% of our portfolio consisted of senior secured floating rate debt investments, and 11.0% of the portfolio consisted of investments in the subordinated notes and LLC equity interests of FSFR Glick JV. The weighted average annual yield of our debt investments as of September 30, 2016, including the return on our subordinated note investment in FSFR Glick JV, was approximately 8.58%, of which 8.29% represented cash payments. The weighted average annual yield of our debt investments is determined before, and therefore does not take into account, the payment of all of our and our consolidated subsidiaries’ expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.
As a BDC, we are required to comply with certain regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2016, we had a debt to equity ratio of 0.90x (i.e., one dollar of equity for each $0.90 of debt outstanding).
Our principal executive office is located at 777 West Putnam Avenue, 3rd Floor, Greenwich, Connecticut 06830 and our telephone number is (203) 681-3600.
Joint Venture
We and GF Equity Funding 2014 LLC, or GF Equity Funding, also co-invest through an unconsolidated Delaware limited liability company, FSFR Glick JV. FSFR Glick JV was formed in October 2014 and began investing in April 2015 primarily in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the FSFR Glick JV must be approved by an investment committee of the FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for limited liability company, or LLC, equity interests, and the Company and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the FSFR Glick JV in exchange for subordinated notes, or the Subordinated Notes. Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch, or the Credit Suisse facility, with a stated maturity date of April 17, 2023, which, as of September 30, 2016, permits up to $200.0 million of borrowings. As of September 30, 2016 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. At September 30, 2016, we had funded approximately $71.1 million of our commitment. As of September 30, 2016, our investment in SLF JV I was approximately $63.3 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
The Investment Adviser
We are externally managed and advised by Fifth Street Management, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is partially and indirectly owned by Fifth Street Asset Management Inc., or FSAM, a publicly-traded, nationally-recognized asset manager with over $5 billion of assets under management as of September 30, 2016. Our investment adviser serves pursuant to an investment advisory agreement adopted in accordance with the Advisers Act, under which it receives from us a percentage of our gross assets as a management fee and a percentage of our ordinary income and capital gains as an incentive fee. See “- Investment Advisory Agreement.”
The key principals and members of senior management of our investment adviser are Leonard M. Tannenbaum, our investment adviser’s chief executive officer, Bernard D. Berman, our chairman and our investment adviser’s president, Todd G. Owens, our president, Ivelin M. Dimitrov, our chief executive officer and the chief investment officer of our investment adviser, and Alexander C. Frank, the chief operating officer of our investment adviser. Mr. Tannenbaum has led the investment of over $10 billion in small and mid-sized companies and the origination of over 300 investment transactions since 1998. Our investment adviser also currently serves as the investment adviser to another business development company, Fifth Street Finance Corp., or FSC, in addition to various other private fund vehicles. Since we focusing on senior loans that bear interest on the basis of a floating base lending rate, our primary investment focus differs from that of FSC, which focuses more generally on debt and equity investments in small and mid-sized companies. However, there may be overlap in terms of our targeted investments.
Our administrator, FSC CT LLC, or FSC CT, a wholly-owned subsidiary of Fifth Street Management, provides the administrative services necessary for us to operate. See “- Administration Agreement.”

Business Strategy
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments while seeking to preserve our capital. We have adopted the following business strategy to achieve our investment objective:

•
Concentrate on floating rate senior loans. We concentrate on senior loans that bear interest based on a floating rate. We believe that senior loans, which are often supported by a pledge of collateral, provide us with adequate protection and attractive risk-adjusted returns. However, we can provide no assurance that any collateral will be sufficient to pay interest due or repay principal in the event of a default by a portfolio company. In addition, with interest rates at historically low levels, we believe that investing in floating rate loans provides us with positive exposure to any near future period of rising interest rates.

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

•
Focus on established middle market companies. We believe that there are fewer finance companies focused on transactions involving middle market companies than larger companies and that this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, as well as more significant covenant protection than typical of transactions involving larger companies. We generally invest in companies with established market positions, seasoned management teams, proven products and services and strong regional or national operations. We believe that these companies possess better risk-adjusted return profiles than newer companies that are in the early stages of building management teams and/or a revenue base.

•
Make direct originations. Over the last several years, the principals of our investment adviser have developed an origination strategy that allows us to directly originate a significant portion of our investments. We believe that the benefits of direct originations include, among other things, our ability to control the structuring of investment protections and to generate origination and prepayment fees.

•
Benefit from the large pool of uninvested private equity capital likely to seek complementary debt financing. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors who we believe have raised substantial amounts of private equity capital in recent years.

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

•
Employ disciplined underwriting policies and rigorous portfolio management. Our investment adviser has developed an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments and seek to invest alongside private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, compliance certificates and covenants, meet with management and attend board meetings.

•
Structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns. We structure our investments on a conservative basis with high cash yields, cash advisory fees, low leverage levels and strong investment protections, including prepayment fees. As of September 30, 2016, our debt investments had a weighted average debt to EBITDA multiple of 4.5x calculated at the time of origination of the investment. The weighted average annual yield of our debt investments as of September 30, 2016, including the return on our subordinated note investment in FSFR Glick JV, was approximately 8.58%, of which 8.29% represented cash payments. Our investments typically have strong investment protections, which may include one or more of: default penalties, prepayment fees, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk-adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

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

Investment Criteria
The principals of our investment adviser have identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies and they use these criteria and guidelines in evaluating investment opportunities for us. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.

•
Established companies with a history of positive operating cash flow. We generally seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability on an operating cash flow basis however, in certain cases we may target investments in earlier stage companies, some of which have yet to reach positive levels of profitability.

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

•
Exit strategy. We generally seek to invest in companies that we believe possess attributes that will provide us with the ability to exit our investments. We expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan. In addition, although less common, we may sell all or a portion of our investments on the secondary market.

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
The senior loans that we target typically have final maturities of four to seven years. However, we expect that our portfolio companies often may repay these loans early, generally within three to four years from the date of initial investment. Early repayments of loans by portfolio companies may have an adverse effect on our earnings to the extent that we are not able to re-invest the proceeds from such repayments in loans that bear interest at rates similar to the rates of the repaid loans or at all.
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

FSFR Glick JV

We have invested in FSFR Glick JV, which, as of September 30, 2016, consisted of a portfolio of loans to 36 different borrowers in industries similar to the companies in our portfolio. FSFR Glick JV invests in middle-market and other corporate debt securities, including traditional senior debt that are secured by some or all of the issuer’s assets.
Deal Origination
Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. The investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that our investment adviser has active relationships with approximately 200 private equity sponsors. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.
Our investment adviser reviewed over 700 potential investment transactions with private equity sponsors during the year ended September 30, 2016. A significant portion of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.
Our origination process is designed to efficiently evaluate a large number of opportunities and to identify the most attractive of such opportunities. A significant number of opportunities that clearly do not fit our investment criteria are screened by the originators of our investment adviser when they are initially identified. If an originator believes that an opportunity fits our investment criteria and merits consideration, the investment is presented to our investment adviser’s Investment Committee. This is the first stage of our origination process, the “Review” stage. During this stage, the originator gives a preliminary description of the opportunity. This is followed by preliminary due diligence, from which an investment summary is created. The opportunity may be discussed several times by the full Investment Committee of our investment adviser, or subsets of that committee. At any point in this stage, we may reject the opportunity, and, indeed, we have historically decided not to proceed with more than 80% of the investment opportunities reviewed by our investment adviser's Investment Committee.
For the subset of opportunities that we decide to pursue, we issue preliminary term sheets and classify them in the “Term Sheet Issued” stage. This term sheet serves as a basis for negotiating the critical terms of a transaction. At this stage we begin our underwriting and investment approval process, as more fully described below. After the term sheet for a potential transaction has been fully negotiated, the transaction is presented to our investment adviser’s Investment Committee for approval. If the deal is approved, the term sheet is signed. Approximately half of the term sheets we issue result in an executed term sheet. Our underwriting and investment approval process is ongoing during this stage, during which we begin documentation of the loan. The final stage, “Closings,” culminates with the funding of an investment only after all due diligence is satisfactorily completed and all closing conditions, including the sponsor’s funding of its investment in the portfolio company, have been satisfied.
Investment Underwriting
Investment Underwriting Process and Investment Approval
We make our investment decisions only after consideration of a number of factors regarding the potential investment including: (i) historical and projected financial performance; (ii) company and industry specific characteristics, such as strengths, weaknesses, opportunities and threats; (iii) composition and experience of the management team; and (iv) track record of the private equity sponsor leading the transaction.
If an investment is deemed appropriate to pursue, a more detailed and rigorous evaluation is made along a variety of investment parameters, not all of which may be relevant or considered in evaluating a potential investment opportunity. The following outlines the general parameters and areas of evaluation and due diligence for investment decisions, although not all will necessarily be considered or given equal weighting in the evaluation process.

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
Portfolio Management
Active Involvement in our Portfolio Companies
As a business development company, we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we provide managerial assistance to most of our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including but not limited to, the following:

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
Ranking Criteria
In addition to various risk management and monitoring tools, we use an investment ranking system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio Asset Quality” for a description of our four-level numeric ranking scale and the distributions of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2016 and 2015.
Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid senior loans issued by private middle market companies. All of our investments are recorded at fair value as determined in good faith by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies- Investment Valuation” for a description of our investment valuation processes and procedures.
Net Asset Value Determinations
Our Board of Directors determines the net asset value per share of our common stock on a quarterly basis. The net asset value per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities will include amounts that we have accrued under our investment advisory agreement, including the management fee, income incentive fee and capital gains incentive fee, the latter of which will be accrued for GAAP purposes based upon the cumulative realized and unrealized capital appreciation in our portfolio.
Competition
We compete for investments with a number of business development companies and investment funds (including private equity funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.
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
Employees
We do not have any employees. Our day-to-day investment operations are managed by Fifth Street Management as our investment adviser. See “— Investment Advisory Agreement.” Fifth Street Management utilizes over 25 investment professionals, including its principals. In addition, we reimburse our administrator, FSC CT, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “— Administration Agreement.”

Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. Such reimbursement is at cost with no profit to, or markup by, FSC CT. We also utilize additional office space that is leased by affiliates of our administrator at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 309 23rd Street, Suite 200A, Miami Beach, FL 33139.
Material Conflicts of Interest
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets at fair value of approximately $2.4 billion as of September 30, 2016. FSC invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. Specifically, FSC generally targets small and mid-sized companies with annual EBITDA between $10 million and $120 million and generally targets investment sizes ranging from $10 million to $100 million. In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans. In contrast, we target investments ranging from between $3 million and $30 million, and generally target private leveraged middle market companies with approximately $20 million to $120 million of EBITDA. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole or in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest.

Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSC or any other investment fund managed by our affiliates, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC in September 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.

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

Fifth Street Management’s investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to Securities and Exchange Commission, or the SEC, interpretive positions or our exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Transactions, and Director Independence.”

Pursuant to the administration agreement with FSC CT, FSC CT furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and compensation of our chief financial officer and chief compliance officer and their respective staffs.

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
Management Fee
We pay our investment adviser a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our investment adviser and any incentive fees earned by our investment adviser will ultimately be borne by our common stockholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1% of our gross assets (i.e., total assets held before deduction of any liabilities), which includes any investments acquired with the use of leverage, and excludes any cash and cash equivalents (as defined in the notes to our Consolidated Financial Statements). Although we do not anticipate making significant investments in derivative financial instruments, the fair value of any such investments, which will not necessarily equal their notional value, will be included in our calculation of gross assets. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed quarters. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
Incentive Fee
The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies), accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC CT, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 1.5% per quarter, subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to the investment adviser in any quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5% (the “preferred return” or “hurdle”);

•
50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any quarter is payable to the investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any quarter; and

•	20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any quarter is payable to the investment adviser once the hurdle is reached and the catch-up is achieved.
The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)
Percentage of pre-incentive fee net investment income
allocated to Fifth Street Management
The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) commencing on September 30, 2013 and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Example 1: Income Related Portion of Incentive Fee for Each Fiscal Quarter
Scenario 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate = 1.5%
Management fee(1) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 0.80%
Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.
Scenario 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.65%
Hurdle rate = 1.5%
Management fee(1) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 2.2%
Incentive fee = 50% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(2)
= 50% × (2.2% – 1.5%)
= 0.35%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income-related portion of the incentive fee is 0.35%.
Scenario 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.25%
Hurdle rate = 1.5%
Management fee(1) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 2.8%
Incentive fee = 50% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(2)
Incentive fee = 50% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income – 2.5%))
Catch up = 2.5% – 1.5%
= 1.0%
Incentive fee = (50% × 1.0%) + (20% × (2.8% – 2.5%))
= 0.50% + (20% × 0.3%)
= 0.50% + 0.06%
= 0.56%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income-related portion of the incentive fee is 0.56%.

(1)	Represents 1% annualized base management fee.

(2)
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
The capital gains portion of the incentive fee would be:
Year 1: None
Year 2: Capital gains incentive fee of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)
Year 3: None — $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains incentive fee paid in Year 2)

Year 4: Capital gains incentive fee of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee paid in Year 2)
Scenario 2
Assumptions
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4: FMV of Investment B determined to be $24 million
Year 5: Investment B sold for $20 million
The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
Year 3: $1.4 million capital gains incentive fee(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee paid in Year 2
Year 4: None
Year 5: None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)

* The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)
As illustrated in Year 3 of Scenario 2 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on our fiscal year end of such year.

(2)
As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment adviser ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement. Our management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	offering expenses;

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent, trustee and custodial fees;

•	interest payments and other costs related to our borrowings;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our administrator or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement and the compensation of our chief financial officer and chief compliance officer and their respective staffs.

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
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, our investment adviser and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser’s services under the investment advisory agreement or otherwise as our investment adviser.
Organization of our Investment Adviser
Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
Board Approval of the Investment Advisory Agreement
The investment advisory agreement was first approved by our Board of Directors in June 2013. Most recently, at a meeting of the Board of Directors held in September 2016, our Board of Directors, including a majority of the directors who were not “interested persons” as defined in the 1940 Act, approved the annual renewal of the investment advisory agreement. In reaching a decision to approve the renewal of the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services to be performed by Fifth Street Management;

•	our investment performance and that of Fifth Street Management’s portfolio managers with other investment portfolios with similar strategies to ours;

•	the anticipated costs of providing services to us;

•	the anticipated profitability of the relationship between us and Fifth Street Management;

•	comparative information on fees and expenses borne by other comparable BDCs;

•	comparative business development company performance and other competitive factors;

•	the extent to which economies of scale have been realized as we have grown; and

•	whether proposed fee levels reflect these economies of scale for the benefit of our investors.
No single factor was determinative of the decision of our Board of Directors, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, to approve the renewal of the investment advisory agreement. Rather, consistent with applicable law and guidance from the federal courts and based on the considerations described above, our Board of Directors, including a majority of the independent directors, based its determination to approve the continuation of the investment advisory agreement on the total mix of information and concluded that the investment advisory agreement is fair and reasonable in relation to the services provided.
Administration Agreement
We have also entered into an administration agreement with FSC CT, a wholly-owned subsidiary of our investment adviser, under which FSC CT provides administrative services for us, including office facilities, including our principal executive offices, and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the administration agreement, FSC CT also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC CT assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. FSC CT may also provide on our behalf managerial assistance to our portfolio companies. For providing these services, facilities and personnel, we reimburse FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC CT. Our allocable portion of FSC CT's costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC CT provides administrative services.
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
License Agreement
We have entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.
Available Information
We maintain a website at http://fsfr.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
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

As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC in September 2014. The exemptive relief permits us to participate in negotiated co-investment transactions, subject to the conditions of the relief granted by the SEC, with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.
Qualifying Assets
Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
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
(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c) satisfies any of the following:
(i) does not have any class of securities that is traded on a national securities exchange;
(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;
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

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;
(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; or
(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a business development company must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Managerial Assistance to Portfolio Companies
Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth” and “— Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.”

Common Stock
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC may affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov and are available at the Investor Relations portion of our website at http://fsfr.fifthstreetfinance.com.
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
Introduction
As an investment adviser registered under the Advisers Act, our investment adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.
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
The proxy voting decisions of our investment adviser are made by the officers who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, our investment adviser will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records

You may obtain information, without charge, regarding how our investment adviser voted proxies for us for the most recent 12-month period ended June 30, 2016 with respect to our portfolio securities by making a written request for proxy voting information to: Fifth Street Senior Floating Rate Corp. Chief Compliance Officer, 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
Other
We are subject to periodic examination by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.

We will remain an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•	the last day of our fiscal year ending September 30, 2018;

•	the last day of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt;
or

•
the last day of a fiscal year in which we have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter.

Stock Exchange Corporate Governance Regulations
The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations applicable to business development companies.
Taxation as a Regulated Investment Company
As a business development company, we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute (or are deemed to have distributed) to our stockholders as dividends for U.S. federal income tax purposes. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, dividends of an amount generally equal to at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement.
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we timely distribute dividends in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any net ordinary income or capital gain net income recognized, but not distributed, in preceding years and on which we paid no U.S. federal corporate income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to maintain our election to be treated as a business development company under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.

Earnings considered qualifying income in determining our satisfaction of the 90% Income Test may exclude such income as management fees received in connection with potential outside managed funds and certain other fees.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we generally would be required to include in income each taxable year a portion of the OID that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. We also may be required to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of a loan or are paid in non-cash compensation such as warrants or stock. Because any OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet Annual Distribution Requirement or the Excise Tax Avoidance Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to maintaining our status as a RIC. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we or other BDCs face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose part or all of your investment. This section also describes the special risks of investing in BDCs, including the risks associated with investing in a portfolio of small and financially troubled businesses.
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
In addition, when recessionary conditions exist, the financial results of middle market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. The recent decision made in the United Kingdom referendum to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the EU are unclear at this time and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets. We cannot predict the effects of these or similar events in the future on the United States and global economies and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Relating to Our Business and Structure
Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. Substantially all of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even when our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
In addition, because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings under our $175 million revolving Citibank credit facility, or the Citibank facility, our $25 million revolving East West Bank credit facility, or the East West Bank Facility, and our $309 million debt securitization, or the 2015 Debt Securitization, have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination by our Board of Directors and the release of the financial results for the corresponding period or the next date at which fair value is determined.
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant.
Our ability to achieve our investment objective depends on our investment adviser’s ability to support our investment process; if our investment adviser were to lose any of its key principals, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the principals of our investment adviser. The principals of our investment adviser evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the principals of our investment adviser. The departure of any key principals could have a material adverse effect on our ability to achieve our investment objective.
In particular our ability to achieve our investment objective depends on our investment adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our investment adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our investment adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our investment adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, and the inability of the principals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that the principals of our investment adviser will maintain and develop their relationships with private equity sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could reduce returns and result in losses.
We compete for investments with other business development companies and investment funds (including private equity funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns would exceed the cost of borrowing. We are currently targeting a debt to equity ratio of 0.90x (i.e., we aim to have one dollar of equity for each $0.90 of debt outstanding).

As of September 30, 2016, we had $107.4 million of outstanding indebtedness under our Citibank facility, $180.0 million outstanding under the 2015 Debt Securitization and $5.0 million of secured borrowings. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2016 was 2.81% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our total assets as of September 30, 2016 of at least 1.43%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior to claim to our assets over our stockholders.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-20.13%	-11.33%	-2.52%	6.28%	15.08%

Assumes $573.6 million in total assets, $292.4 million in debt outstanding, $325.8 million in net assets as of September 30, 2016, and a weighted average interest rate of 2.81% as of September 30, 2016 (exclusive of deferred financing costs). Actual interest payments may be different.

Our incentive fee may induce our investment adviser to make speculative investments.
The incentive fee payable by us to our investment adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The way in which the incentive fee payable to our investment adviser is determined, which is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock.
The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “clawback” right against our investment adviser, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
In addition, our investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our investment adviser.
Our base management fee may induce our investment adviser to incur leverage.
The fact that our base management fee is payable based upon our gross assets, which includes borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we may not be able to monitor this potential conflict of interest.
Substantially all of our assets are subject to security interests under secured credit facilities or the 2015 Debt Securitization and if we default on our obligations under the facilities or 2015 Debt Securitization, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2016, substantially all of our assets were pledged as collateral under our credit facilities or Debt Securitization. If we default on our obligations under these facilities or the Debt Securitization, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities or the 2015 Debt Securitization, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities or 2015 Debt Securitization.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
While we expect to be able to issue additional equity securities, we cannot assure you that equity financing will be available to us on favorable terms, or at all. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.

Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We have received exemptive relief from the SEC to co-invest, subject to the conditions of the relief granted by the SEC, with investment funds managed by Fifth Street Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Fifth Street Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates.
There are significant potential conflicts of interest, including our investment adviser’s management of FSC and certain private investment funds, which could adversely impact our investment returns.
Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser, FSAM or other investment funds managed by our affiliates that may operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Fifth Street Management presently serves as investment adviser to FSC, a publicly-traded BDC with total assets of approximately $2.4 billion as of September 30, 2016, that invests in the debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle market leveraged companies similar to those we target for investment. FSC generally targets small and mid-sized companies with annual EBITDA between $10 million and $120 million and generally targets investment sizes ranging from $10 million to $100 million.  In addition, though not the primary focus of its investment portfolio, FSC's investments also include floating rate senior loans.  In contrast, we target investments ranging from between $3 million and $30 million, and generally target private leveraged middle market companies with approximately $20 million to $120 million of EBITDA.  Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSC and us. FSC operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSC. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSC. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. The fact that our investment advisory fees are lower than those of certain other funds, such as FSC, could amplify this conflict of interest. Our investment adviser’s track record and achievements are not necessarily indicative of the future results it will achieve. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated, such as FSC, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.
Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by Fifth Street Management or its affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. If we are unable to (or where we do not) rely on our exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Party Transactions.”
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. This arrangement creates conflicts of interest that our Board of Directors must monitor.
The incentive fee we pay to our investment adviser relating to capital gains may be effectively greater than 20%.
As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee we pay to our investment adviser, the cumulative aggregate capital gains fee received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under the caption “— Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.
A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.
If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “ — Business Development Company Regulations.”

Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements, we need to periodically access the capital markets to raise cash to fund new investments. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the 1940 Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount).
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
In addition, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution.
If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, changes in accrual status of our portfolio company investments, distributions, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or do not satisfy the Annual Distribution Requirement.
To maintain our tax status as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

•
The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of the sum of our net taxable income plus realized net short-term capital gains in excess of realized net long term capital losses, if any. Because we use debt financing, we are and may, in the future, be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.

•	The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could cause us to incur substantial losses.

If we fail to be subject to tax as a RIC status and are subject to entity-level U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may not be able to pay you distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.
When we make distributions, our distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent such distributions are paid out of our current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of a stockholder’s basis in our stock and, assuming that a stockholder holds our stock as a capital asset, thereafter as a capital gain. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell or otherwise dispose of such shares. The tax liability incurred by such stockholders upon the sale or other disposition of shares of our common stock may increase even if such shares are sold at a loss.

We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income.
For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as OID or certain income accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such OID is generally required to be included in income before we receive any corresponding cash payments. In addition, our loans typically contain PIK interest provisions. Any PIK interest, computed at the contractual rate specified in each loan agreement, is generally required to be added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be distributed to our stockholders in cash or, in the event that we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to such income.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to be relieved of entity-level U.S. federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the Annual Distribution Requirement and thus become subject to corporate-level U.S. federal income tax.
We may be exposed to higher risks with respect to our investments that include OID or PIK interest.
Our investments may include OID and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•OID and PIK accruals may create uncertainty about the source of our distributions to stockholders;
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•OID and PIK instruments may represent a higher credit risk than coupon loans.

We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive.
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on a distribution, such sales may put downward pressure on the trading price of our stock.

We and our investment adviser could be the target of litigation.

We or our investment adviser may possibly be the subject of securities class action litigation or other similar claims or lawsuits.  The outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results and could continue without resolution for long periods of time.  Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake.  Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable, particularly where such claims exceed the amount of any insurance coverage we have.  In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods. Under the investment advisory agreement, we are required to indemnify our investment adviser for its expenses incurred in any litigation arising from the rendering of our investment adviser’s services under the investment advisory agreement or otherwise as our investment adviser absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations.

We could become the subject of a proxy contest.
In connection with our 2016 annual meeting of stockholders, Ironsides Partners LLC, Ironsides Partners Special Situations Master Fund II L.P. and Ironsides P Fund L.P., together with their affiliates, set forth proposals to elect two nominees to our Board of Directors and to terminate our investment advisory agreement. Any future proxy contest could be disruptive, costly and time consuming in addition to diverting the attention of our management team and the employees of our investment adviser from the management of our business and operations. In addition, if any activist investor were successful in electing additional nominees to the Board of Directors, it may adversely affect our ability to effectively implement our business strategy.
We may be unable to invest a significant portion of the net proceeds from an offering of our securities, on acceptable terms within an attractive timeframe.
Delays in investing the net proceeds raised in an offering of our securities may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we will invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

Increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and how such changes could affect our results of operations or financial condition.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect.
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

Our ability to effect certain amendments to or new issuances by the 2015 Debt Securitization may be adversely impacted by certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the U.S. and in Europe, and such regulations may adversely affect or prevent us from entering into any future securitization transaction. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions or certain amendments to or new issuances by our existing debt securitizations. The U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and issued on October 21, 2014, or the U.S. Risk Retention Rules, require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules become effective December 24, 2016. The 2015 Debt Securitization currently serves as a source of long-term balance sheet financing for portfolios of middle-market loans, and, generally, debt securitizations of this type have significantly more favorable financing costs than a traditional senior secured credit facility. However, it is unclear whether we will be able to use these types of debt securitizations to finance our existing loans or to originate future loans in compliance with the U.S. Risk Retention Rules after December 24, 2016. An inability to use these types of debt securitizations could, in turn, increase our financing costs, with any associated increase in financing costs ultimately borne by our common stockholders.
We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

We identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board, or PCAOB, for the period ended September 30, 2016. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
We have taken and will take a number of actions to remediate this material weakness, but some of these measures will take time to be fully integrated and confirmed to be effective. We cannot assure you that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. Until measures are fully implemented and tested, the identified material weakness may continue to exist.
We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our securities, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as "high yield" and “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. As of September 30, 2016, 22.4% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Among other things, our portfolio companies:

•
may have limited financial resources, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;

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

•
may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	may have difficulty accessing the capital markets to fund capital needs, which may limit their ability to grow or repay outstanding indebtedness at maturity;

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

In addition, in the course of providing managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
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
We invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. We must therefore rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.
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
We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.
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
We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our investment adviser or any of its affiliates have material nonpublic information regarding the portfolio company. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in senior secured loans, including unitranche and second lien debt instruments, as well as unsecured debt instruments, issued by our portfolio companies. If we invest in unitranche, second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may entitle the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we will invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
The disposition of our investments may result in contingent liabilities.
Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to enter bankruptcy proceedings, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken with respect to the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We generally do not, and do not expect to, control our portfolio companies.
We do not, and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Defaults by our portfolio companies would harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, we may write-down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default, which could also have a material adverse effect on our business, financial condition and results of operations.
Our portfolio companies may experience financial distress and our investments in such companies may be restructured.

Our portfolio companies may experience financial distress from time to time. Debt investments in such companies may cease to be income-producing, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. Any restructuring can fundamentally alter the nature of the related investment, and restructurings may not be subject to the same underwriting standards that our investment adviser employs in connection with the origination of an investment. In addition, we may write-down the value of our investment in any such company to reflect the status of financial distress and future prospects of the business. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. For example, if an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us, or we may receive equity securities, which may require significantly more of our management’s time and attention or carry restrictions on their disposition. We cannot assure you that any particular restructuring strategy pursued by our investment adviser will maximize the value of or recovery on any investment.
Our portfolio may be limited to a small number of industries, which may subject us to a risk of significant loss if there is a downturn in any such industry.
Our portfolio may be limited to a small number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.
As of September 30, 2016, our investments in the Internet and software services industry represented approximately 20.8% of the fair value of our portfolio and our investments in the healthcare sector represented approximately 17.0% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the Internet software and services sector face considerable uncertainties including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences, periodic downturns, regulatory concerns and litigation risks.
As of September 30, 2016, our investments in portfolio companies that operate in the Internet software and services sector represents approximately 20.8% of the fair value our total portfolio. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any investments that we may hold.
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
As of September 30, 2016, our investments in portfolio companies that operate in the healthcare sector represent approximately 17.0% of the fair value of our total portfolio. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In addition, insurance company and other reimbursement rates may be subject to change, often with little notice, and decreases in such rates could materially adversely affect the value of the healthcare companies in our portfolio.

We are subject to risks associated with our investments in energy companies.

As of September 30, 2016, our investments in portfolio companies that operate in the energy sector represent 0.71% of the fair value of our total portfolio. The energy industry has been in a period of disruption and volatility that has been characterized by decreases in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of certain of our debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by a numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.
We may not realize gains from our equity investments.
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we have made in the past and may make in the future direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
We are subject to certain risks associated with foreign investments.
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the 1940 Act, under which qualifying assets must represent at least 70% of our total assets. See “Regulation — Business Development Company Regulations — Qualifying Assets.”
Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.

We may expose ourselves to risks if we engage in hedging transactions.
Subject to applicable provisions of the 1940 Act and applicable regulations promulgated by the Commodities Futures Trading Commission, we have in the past and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our credit facilities from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
The success of any hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rates and interest rate risks, unanticipated changes in currency exchange rate or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “— Changes in interest rates may affect our cost of capital and net investment income.”
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
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries, including the healthcare, Internet and software and energy industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We are subject to risks associated with the Debt Securitization.
As a result of the Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the Debt Securitization, institutional investors purchased $222.6 million long-term secured notes, or the 2015 Notes, issued by FS Senior Funding Ltd., our wholly-owned subsidiary, in a private placement.
We are subject to certain risks as a result of our interests in the junior notes and membership interests of the 2015 Issuer.
Under the terms of the master transfer agreement governing the Debt Securitization, we sold to FS Senior Funding Ltd., or the 2015 Issuer, all of our ownership interest in certain of our portfolio loans and participations for the purchase price and other consideration set forth in such master transfer agreement. Following this transfer, the 2015 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the Debt Securitization and as of September 30, 2015, we held the Class C Senior Secured Notes, or the Class C Notes, as well as all of the subordinated notes, or the Subordinated 2015 Notes, of the 2015 Issuer. As a result, we consolidate the financial statements of the 2015 Issuer, as well as our other subsidiaries, in our Consolidated Financial Statements. Because the 2015 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2015 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The Class C Notes are subordinated obligations of the 2015 Issuer.
The Class C Notes are the most junior class of rated notes issued by the 2015 Issuer, are subordinated in priority of payment to the Class A-T Senior Secured Floating Rate Notes, Class A-R Senior Secured Revolving Floating Rate Notes, Class A-S Senior Secured Floating Rate Notes, or collectively, the Class A Notes, and the Class B Senior Secured Floating Rate Notes, or the Class B Notes, and, together with the Class A Notes, the Senior 2015 Notes, and are subject to certain payment restrictions set forth in the indenture governing the Debt Securitization. Therefore, we only receive cash distributions on the Class C Notes if the 2015 Issuer has made all cash interest payments on all the Senior 2015 Notes it has issued. Consequently, to the extent that the value of the 2015 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class C Notes at their redemption will be reduced because the Class C Notes are junior to the Senior 2015 Notes and will bear losses of the 2015 Issuer’s portfolio of loan investments prior to the Senior 2015 Notes.
The 2015 Issuer, as holders of the Subordinated 2015 Notes, is the residual claimant on funds, if any, remaining after holders of all classes of 2015 Notes have been paid in full on each payment date or upon maturity of such notes under the Debt Securitization documents. The Subordinated 2015 Notes in the 2015 Issuer represent all of the residual interest in the 2015 Issuer, and, as the holder of the Subordinated 2015 Notes, we may receive distributions, if any, only to the extent that the 2015 Issuer makes distributions out of funds remaining after holders of all classes of 2015 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such 2015 Notes.
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
For as long as the Class A Notes remain outstanding, holders of the Class A Notes comprise the most senior class of notes outstanding of the 2015 Issuer, or the Controlling Class, under the 2015 Debt Securitization. If the Class A Notes are paid in full, the Class B Notes would comprise the Controlling Class under the 2015 Debt Securitization. Holders of the Controlling

Class under the 2015 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and Subordinated 2015 Notes, including by exercising remedies under the indenture in the 2015 Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture governing the Debt Securitization, the Controlling Class, as the most senior class of notes then outstanding in the 2015 Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and Subordinated Notes. In addition, if an event of default under the 2015 Debt Securitization occurs, holders of a majority of the Controlling Class of the 2015 Debt Securitization may be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2015 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2015 Issuer. If at such time the portfolio loans were not performing well, the 2015 Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the 2015 Notes or the Subordinated 2015 Notes.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the 2015 Notes that are subordinated to the Controlling Class, and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the 2015 Issuer or us or that the 2015 Issuer or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2015 Debt Securitization, the Class C Notes will be subordinated to payment of the Class A Notes and Class B Notes and may not be paid in full to the extent funds remaining after payment of the Class A Notes and Class B Notes are insufficient. In addition, under the Debt Securitization, after the Class A Notes and Class B Notes are paid in full, the holder of the Class C Notes will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2015 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our status as a RIC.
The 2015 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the 2015 Debt Securitization, there are two asset coverage tests applicable to the 2015 Notes. The first such test compares the amount of interest received on the portfolio loans held by the 2015 Issuer to the amount of interest payable in respect of the Class A Notes, the Class B Notes and the Class C Notes, with respect to the 2015 Issuer. To meet this first test, interest received on the portfolio loans must equal at least 200.0% of the interest payable in respect of the Class A Notes and Class B Notes, taken together, and at least 175.00% of the interest payable in respect of the Class C Notes. The second such test compares the principal amount of the portfolio loans of the applicable debt securitization to the aggregate outstanding principal amount of the Class A Notes, the Class B Notes and the Class C Notes. To meet this second test at any time, the aggregate principal amount of the portfolio loans must equal at least 144.95% of the Class A Notes and the Class B Notes, taken together, and 131.63% of the Class C Notes. If any asset coverage test with respect to the Class A Notes, the Class B Notes or Class C Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C Notes and the 2015 Issuer will instead be used to redeem first the Class A Notes and then the Class B Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class B Notes or the Class C Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2015 Debt Securitization may extend through as late as May 28, 2019, which could affect the value of the collateral securing the Class C Notes.

We may not receive cash from the 2015 Issuer.
We receive cash from the 2015 Issuer only to the extent of payments on the Class C Notes and distributions, if any, with respect to the membership interests of the 2015 Issuer as permitted under the 2015 Debt Securitization. The 2015 Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the Debt Securitization, which generally provide that principal payments on the Class C Notes may not be made on any payment date unless all amounts owing under the Class A Notes and Class B Notes are paid in full. If the 2015 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2015 Debt Securitization, cash would be diverted from the Class C Notes to first pay the Class A Notes and Class B Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash indirectly from the 2015 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all.
We may be required to assume liabilities of the 2015 Issuer and are indirectly liable for certain representations and warranties in connection with the 2015 Debt Securitization.
The structure of the 2015 Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the 2015 Issuer with our operations. If the true sale of the assets in the 2015 Debt Securitization was not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2015 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2015 Debt Securitization, which would equal the full amount of debt of the 2015 Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the 2015 Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the Class C Notes had we not been consolidated with the 2015 Issuer.
In addition, in connection with the 2015 Debt Securitization, we gave the lenders certain customary representations with respect to the legal structure of the 2015 Issuer, and the quality of the assets transferred to each entity. We remain liable for any breach of such representations for the life of the 2015 Debt Securitization.
The 2015 Issuer may issue additional 2015 Notes.
Under the terms of the 2015 Debt Securitization documents, the 2015 Issuer could issue additional 2015 Notes in any class at any time during the reinvestment period on a pro rata basis for each class of notes (but not for each sub-class) and use the net proceeds of such issuance to purchase additional portfolio loans or for another permitted use as provided in the 2015 Debt Securitization documents. Any such additional issuance, however, would require the consent of the collateral manager to the 2015 Debt Securitization and the holders of a majority of the Subordinated 2015 Notes. Among the other conditions that must be satisfied in connection with an additional issuance of 2015 Notes, the aggregate principal amount of all additional issuances of any class of 2015 Notes may not exceed 100% of the outstanding principal amount of such class of 2015 Notes; the 2015 Issuer must notify each rating agency of such issuance prior to the issuance date and such rating agency, if it then rates any class of 2015 Notes, must confirm in writing that no immediate withdrawal or reduction with respect to its then-current rating of any such class of 2015 Notes will occur as a result of such issuance; and the terms of the 2015 Notes to be issued must be identical to the terms of previously issued 2015 Notes of the same class (except that all monies due on such additional 2015 Notes will accrue from the issue date of such notes and that the prices of such 2015 Notes do not have to be identical to those of the initial 2015 Notes). We do not expect to cause the 2015 Issuer to issue any additional 2015 Notes at this time. The total purchase price for any additional 2015 Notes that may be issued may not always equal 100% of the par value of such 2015 Notes, depending on several factors, including fees and closing expenses.
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
Risks Relating to Our Securities
Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.
Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.
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
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;

•	loss of our business development company or RIC status;

•	changes in earnings or variations in operating results;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment adviser’s key personnel; and

•	general economic trends and other external factors.
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
Stockholders may incur dilution if we issue securities to subscribe to, convert to or purchase shares of our common stock.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the net asset value per share of our common stock at the time of any such subscription, conversion or purchase. At our 2011 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings, including under such circumstance. Such authorization has no expiration. Any decision to sell securities to subscribe to, convert to, or purchase shares of our common stock will be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to distributions and our net asset value, and other economic aspects of the common stock.
Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the table below illustrates the impact on the net asset value per common share of a business development company that would be experienced upon the exercise of a subscription right to acquire shares of common stock of the business development company.
Example of Impact of Exercise of Subscription Right to Acquire Common Stock on Net Asset Value Per Share
The example assumes that the business development company has 1,000,000 shares of common stock outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities at the time of the exercise of the subscription right. As a result, the net asset value and net asset value per common share of the business development company are $10,000,000 and $10.00, respectively.
Further, the example assumes that the subscription right permits the holder thereof to acquire 250,000 common shares under the following three different scenarios: (i) with an exercise price equal to a 10% premium to the business development company’s net asset value per share at the time of exercise, or $11.00 per share, (ii) with an exercise price equal to the business development company’s net asset value per share at the time of exercise, or $10.00 per share, and (iii) with an exercise price equal to a 10% discount to the business development company’s net asset value per share at the time of exercise, or $9.00 per share.

Subscription Rights Exercise Price	Net Asset Value Per Share Prior To Exercise	Net Asset Value Per Share After Exercise
10% premium to net asset value per common share	$10.00	$10.20
Net asset value per common share	$10.00	$10.00
10% discount to net asset value per common share	$10.00	$9.80
Although have we chosen to demonstrate the impact on the net asset value per common share of a business development company that would be experienced by existing stockholders of the business development company upon the exercise of a subscription right to acquire shares of common stock of the business development company, the results noted above would be similar in connection with the exercise or conversion of other securities exercisable or convertible into shares of the business development company’s common stock. In addition, the example does not take into account the impact of other securities that may be issued in connection with the issuance of exercisable or convertible securities (e.g., the issuance of shares of common stock in conjunction with the issuance of subscription rights to acquire shares of common stock).
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. Such reimbursement is at cost with no profit to, or markup by, FSC CT. We also utilize additional office space that is leased by our affiliate at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 309 23rd Street, Suite 200A, Miami Beach, FL 33139. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and FSC. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in FSC and FSAM securities class actions and FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol “FSFR.” The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2016
First quarter	$9.10	$7.34
Second quarter	$8.68	$6.53
Third quarter	$8.35	$7.25
Fourth quarter	$8.99	$7.94
Fiscal year ended September 30, 2015
First quarter	$11.75	$9.77
Second quarter	$11.02	$10.21
Third quarter	$10.94	$9.22
Fourth quarter	$9.40	$8.51
The last reported price for our common stock on December 12, 2016 was $8.89 per share. As of December 12, 2016, we had five stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2016.
Distributions
Our distributions, if any, are determined by our Board of Directors.
In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed as dividends for U.S. federal income tax purposes, or deemed to be distributed, to stockholders on a timely basis.
To maintain RIC tax treatment, we must, among other things, distribute dividends to our stockholders each taxable year of an amount generally, with respect to each taxable year, at least equal to 90% of our investment company net taxable income (i.e., the sum of our net ordinary income plus our realized net short-term capital gains in excess of realized net long-term capital losses, determined without regard to any deduction for dividends paid). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the taxable year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Taxation as a Regulated Investment Company.”
We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.
In accordance with certain applicable Treasury regulations and related administrative authorities issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to certain limitations including those related to the amount of cash to be distributed to all stockholders in connection with such distributions. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.
The following table reflects the distributions per share including any return of capital that our Board of Directors has declared on our common stock since October 1, 2014:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,463
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.075	2,210,007	4,575	41,121
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,578
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,210,008	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,210,007	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,210,007	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,210,008	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,210,008	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,210,008	3,078	26,811
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	0.075	2,210,008	3,146	26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,210,008	2,986	26,909

_______________________
(1) Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative total return provided to our shareholders relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of our two direct competitors, Solar Senior Capital Ltd. and PennantPark Floating Rate Capital Ltd. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on July 12, 2013, the date our common stock was listed, and in each index and in the peer group at June 30, 2013, and its relative performance is tracked through September 30, 2016.

COMPARISON OF 14 QUARTER CUMULATIVE TOTAL RETURN*

Among Fifth Street Senior Floating Rate Corp., the NYSE Composite Index,
the NASDAQ Financial Index, and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
7/12/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
Fifth Street Senior Floating Rate Corp.
NYSE Composite
NASDAQ Financial
Peer Group

*$100 invested on 7/12/13 in stock or 6/30/13 in index, including reinvestment of dividends.
Fiscal year ending September 30.

	7/12/13	9/13	12/13	3/14	6/14	9/14	12/14

Fifth Street Senior Floating Rate Corp.	100.00	95.69	95.04	104.85	104.23	90.00	80.14
NYSE Composite	100.00	105.64	114.82	116.93	122.75	120.34	122.57
NASDAQ Financial	100.00	104.58	117.12	118.75	117.78	115.30	124.48
Peer Group	100.00	96.46	98.55	97.72	100.79	96.61	97.25

	3/15	6/15	9/15	12/15	3/16	6/16	9/16

Fifth Street Senior Floating Rate Corp.	85.71	76.59	73.94	75.19	70.94	73.29	80.95
NYSE Composite	123.97	123.72	112.91	117.55	119.12	123.31	126.85
NASDAQ Financial	126.91	132.01	123.14	128.59	128.58	130.80	142.09
Peer Group	103.96	104.49	94.94	95.11	99.33	109.35	116.81

Selected unaudited quarterly financial data for Fifth Street Senior Floating Rate Corp. for the years ended September 30, 2016, 2015, and 2014, are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014 (revised)	June 30, 2014 (revised)	March 31, 2014 (revised)	December 31, 2013 (revised)
Total investment income	$13,203	$13,114	$13,195	$13,914	$14,068	$14,140	$11,341	$11,923	$4,918	$3,043	$2,910	$1,646
Net investment income	6,342	6,164	5,785	7,002	7,402	7,086	6,294	7,496	2,297	1,263	1,438	765
Net realized and unrealized gain (loss)	2,251	(5,248)	(6,445)	(20,308)	(7,115)	(4,632)	393	(1,012)	2,070	733	409	389
Net increase (decrease) in net assets resulting from operations	8,593	916	(660)	(13,306)	287	2,454	6,687	6,484	4,367	1,996	1,847	1,154
Net assets	325,829	323,866	329,580	334,661	356,807	361,782	368,168	370,322	372,678	100,969	100,773	100,459
Total investment income per common share	$0.45	$0.45	$0.45	$0.47	$0.48	$0.48	$0.38	$0.40	$0.29	$0.46	$0.44	$0.25
Net investment income per common share	0.22	0.21	0.20	0.24	0.25	0.24	0.21	0.25	0.13	0.19	0.22	0.11
Earnings (loss) per common share	0.29	0.03	(0.02)	(0.45)	0.01	0.08	0.23	0.22	0.26	0.30	0.28	0.17
Net asset value per common share at period end	11.06	10.99	11.18	11.36	12.11	12.28	12.49	12.57	12.65	15.15	15.12	15.07

Refer to Note 2 and Note 15 of the Consolidated Financial Statements for additional information regarding the revised periods.

Item 6.     Selected Financial Data
The following selected financial data should be read together with our Consolidated Financial Statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal years ended September 30, 2016, September 30, 2015, September 30, 2014 and as of September 30, 2013 and for the period from the commencement of operations, June 29, 2013, through September 30, 2013 set forth below was derived from our audited financial statements and related notes for Fifth Street Senior Floating Rate Corp.

	As of and for the Year Ended September 30, 2016	As of and for the Year Ended September 30, 2015	As of and for the Year Ended September 30, 2014 (revised)	As of September 30 and for the period from June 29, 2013 through September 30, 2013 (revised)
Statement of Operations data:
Total investment income	$53,426,234	$51,472,531	$12,516,674	$456,417
Base management fee, net	6,128,072	5,931,155	1,602,617	61,379
Part I incentive fee	5,211,729	5,689,371	708,235	—
Part II incentive fee	—	(766,552)	774,841	137,609
All other expenses	16,793,749	12,340,527	3,667,100	241,723
Net investment income	25,292,684	28,278,030	5,763,881	15,706
Net realized and unrealized gain (loss) on investments	(29,750,301)	(12,365,948)	3,600,076	688,043
Net increase (decrease) in net assets resulting from operations	(4,457,617)	15,912,082	9,363,957	703,749
Per share data:
Net asset value per common share at period end	$11.06	$12.11	$12.65	$15.11
Market price at period end	8.56	8.73	11.82	13.54
Net investment income (2)	0.86	0.96	0.62	—
Net realized and unrealized gain (loss) on investments (2)	(1.01)	(0.42)	0.39	0.13
Net increase (decrease) in net assets resulting from operations (2)	(0.15)	0.54	1.01	0.13
Distributions per common share	0.90	1.07	1.01	—
Balance Sheet data at period end:
Total investments at fair value	$573,604,381	$623,647,474	$300,001,397	$48,653,617
Cash, cash equivalents and restricted cash	28,815,679	52,692,097	109,557,165	52,346,831
Other assets	22,511,317	21,370,913	2,946,782	449,596
Total assets	624,931,377	697,710,484	412,505,344	101,450,044
Total liabilities	299,101,983	340,903,381	39,827,666	744,775
Total net assets	325,829,394	356,807,103	372,677,678	100,705,269
Other data:
Weighted average yield on debt investments(1)	8.58%	8.22%	7.27%	6.81%
Number of investments at period end	63	64	48	8

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

(2)	Calculated based on weighted average shares outstanding for the period.

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
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and dividend projections;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy, financial markets and political environment;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

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
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. We have qualified and elected to be treated as a RIC under the Code for tax purposes.
Our investment objective is to maximize our portfolio's total return by generating current income from our debt investments while seeking to preserve our capital. We invest primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We also have an investment in a joint venture that invests in similar types of loans. We may also invest in senior unsecured loans issued by private middle market companies and, to a lesser extent, subordinated loans issued by private middle market companies, senior and subordinated loans issued by public companies and equity investments.
We are externally managed by the investment adviser, a subsidiary of FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, a subsidiary of our investment adviser, also provides certain administrative and other services necessary for us to operate.
Critical Accounting Policies
Basis of Presentation

Our Consolidated Financial Statements have been prepared pursuant to GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 946, Financial Services-Investment Companies, or ASC 946.
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

Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

•
Level 3 - Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy established by ASC 820. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Generally, it is expected that all of our investment securities will be valued using Level 3 inputs. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, our investment adviser's capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of our senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. Our investment adviser evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, our investment adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Our investment adviser does not adjust the prices unless it has a reason to believe any such market quotations are not reflective of the fair value of an investment. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, we value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of all debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the investment adviser and, our investment adviser responds and supplements the preliminary valuations to reflect any discussions between our investment adviser and the Audit Committee;

•
The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio for which market quotations are not readily available; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio for which market quotations are not readily available in good faith.
The fair value of our investments at September 30, 2016 and September 30, 2015, was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of September 30, 2016, 73.5% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current and two preceding fiscal years were as follows:

As of December 31, 2013	34.1%
As of March 31, 2014	30.5%
As of June 30, 2014	56.6%
As of September 30, 2014	44.3%
As of December 31, 2014	54.1%
As of March 31, 2015 (1)	32.1%
As of June 30, 2015	23.8%
As of September 30, 2015 (2)	76.5%
As of December 31, 2015	29.3%
As of March 31, 2016	25.0%
As of June 30, 2016	32.0%
As of September 30, 2016 (2)	73.5%
__________
(1) The decrease from prior quarters is primarily related to the increased use of market quotations to value certain of our portfolio investments beginning in the quarter ended March 31, 2015.
(2) Valuations performed by independent valuation firms as of September 30, 2016 and 2015 were higher primarily due to additional year-end procedures related to portfolio investments that were valued using market quotations based on only one source.
As of September 30, 2016 and September 30, 2015, approximately 91.8% and 89.4%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. In connection with our investment, we sometimes receive nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When we receive nominal cost equity, we allocate our cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
As of September 30, 2016, there was one investment on which we stopped accruing cash and/or PIK interest or OID income.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees which are classified as fee income and recognized as they are earned.

PIK Interest
Although our loans typically do not contain contractual PIK interest provisions, a portion of our loans may contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest, will be added to the loan balance that is generally due at the end of the loan term, and is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security when it is determined that PIK interest is no longer collectible. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our Consolidated Financial Statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
For a discussion of risks we are subject to as a result of our use of PIK interest, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income," "— We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive" and "— Our incentive fee may induce our investment adviser to make speculative investments" in this annual report on Form 10-K in connection with our investments. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments both in our Consolidated Financial Statements and for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $0.1 million as of September 30, 2016. We did not have any accumulated PIK interest as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of senior loans in private middle market companies. Our senior loans are typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to seven years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien and second lien loans which we believe will provide attractive risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk-adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2016	September 30, 2015
Cost:
Senior secured debt	86.40%	90.61%
Subordinated notes of FSFR Glick JV	10.66	8.38
LLC equity interests of FSFR Glick JV	1.18	0.93
Purchased equity	1.76	0.08
Equity Grants	—	—
Total	100.00%	100.00%

	September 30, 2016	September 30, 2015
Fair value:
Senior secured debt	87.58%	90.68%
Subordinated notes of FSFR Glick JV	9.92	8.43
LLC equity interests of FSFR Glick JV	1.12	0.73
Purchased equity	1.36	0.13
Equity grants	0.02	0.03
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	September 30, 2016	September 30, 2015
Cost:
Internet software & services	22.07%	22.79%
Healthcare services	14.80	14.13
Multi-sector holdings	11.84	9.31
Advertising	8.06	6.86
Application software	5.35	3.37
Integrated telecommunication services	4.06	6.01
Specialized consumer services	3.76	4.53
Diversified support services	3.28	4.67
Security & alarm services	2.97	2.80
Research & consulting services	2.85	1.47
Education services	2.54	3.43
Electronic equipment & instruments	1.82	2.17
Data processing & outsourced services	1.64	2.14
Pharmaceuticals	1.53	1.55
IT consulting & other services	1.47	1.89
Diversified capital markets	1.45	1.38
Food retail	1.15	1.63
Environmental & facilities services	1.06	1.58
Commercial printing	0.98	—
Construction and engineering	0.98	0.94
Wireless telecommunication services	0.95	0.91
Food distributors	0.95	1.41
Restaurants	0.83	—
Healthcare technology	0.81	0.78
Oil & gas equipment & services	0.70	0.70
Computer hardware	0.66	0.65
Industrial machinery	0.64	0.63
Fertilizers & agricultural chemicals	0.59	0.57
Personal products	0.21	1.70
	100.00%	100.00%

	September 30, 2016	September 30, 2015
Fair value:
Internet software & services	20.82%	22.34%
Healthcare services	14.64	13.79
Multi-sector holdings	11.04	9.16
Advertising	8.49	6.99
Application software	5.65	3.51
Integrated telecommunication services	4.30	6.14
Specialized consumer services	3.93	4.62
Diversified support services	3.42	4.73
Security & alarm services	3.11	2.85
Research & consulting services	2.99	1.49
Education services	2.67	3.43
Electronic equipment & instruments	1.90	2.20
Data processing & outsourced services	1.71	2.19
Pharmaceuticals	1.57	1.57
IT consulting & other services	1.55	1.94
Diversified capital markets	1.53	1.42
Food retail	1.22	1.67
Environmental & facilities services	1.14	1.60
Commercial printing	1.03	—
Construction and engineering	1.01	0.95
Food distributors	0.98	1.44
Restaurants	0.87	—
Healthcare technology	0.83	0.78
Wireless telecommunication services	0.74	0.87
Oil & gas equipment & services	0.71	0.70
Computer hardware	0.68	0.66
Industrial machinery	0.66	0.62
Fertilizers & agricultural chemicals	0.59	0.61
Personal products	0.22	1.73
	100.00%	100.00%
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
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2016 and September 30, 2015:

Investment Ranking	September 30, 2016				September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$20,056,209	3.49%	3.80		—	—	—
2	533,951,690	93.09	4.20		$596,955,786	95.72%	4.71
3	12,440,322	2.17	NM	(1)	26,691,688	4.28	5.87
4	7,156,160	1.25	NM	(1)	—	—	—
Total	$573,604,381	100.00%	4.19		$623,647,474	100.00%	4.76
________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any modifications to our loan agreements may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of September 30, 2016, we had modified the payment terms of our investments in five portfolio companies. As of September 30, 2015, we had modified the payment terms of our investments in two portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2016 and September 30, 2015, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of September 30, 2014, there were no investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2016 and September 30, 2015 were as follows:

	September 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$563,757,229	96.74%	$552,114,644	98.72%	$619,529,324	98.79%	$613,701,960	99.28%
PIK non-accrual (paying) (1)	—	—	—	—	7,605,257	1.21	4,427,839	0.72
Cash non-accrual (nonpaying) (1)	19,027,017	3.26	7,156,160	1.28	—	—	—	—
Total	$582,784,246	100.00%	$559,270,804	100.00%	$627,134,581	100.00%	$618,129,799	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2016	September 30, 2015
Answers Corporation (2)	Cash non-accrual (1)	PIK non-accrual (1)

  __________________

(1)	Cash non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
As of September 30, 2015, only our investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status. As of September 30, 2016, our investments in both the first and second liens of the Answers Corporation were on cash non-accrual status.

Income non-accrual amount for the years ended September 30, 2016 and September 30, 2015 is presented in the following table.

	Year ended September 30, 2016	Year ended September 30, 2015
Cash interest income	$1,136,652	$—
OID income	57,735	13,816
Total	$1,194,387	$13,816
FSFR Glick JV LLC
In October 2014, we entered into a LLC agreement with GF Equity Funding to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for the Subordinated Notes. As of September 30, 2016 and September 30, 2015, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of September 30, 2016 and September 30, 2015, FSFR Glick JV had total assets of $201.1 million and $190.4 million, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests of $6.4 million and Subordinated Notes of $56.9 million, at fair value as of September 30, 2016. As of September 30, 2015, our investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 36 and 29 "eligible portfolio companies" (as defined in section 2(a)(46) of the 1940 Act) as of September 30, 2016 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
As of September 30, 2016 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million and $67.4 million in aggregate commitments were funded as of September 30, 2016 and September 30, 2015, respectively, of which $71.1 million and $59.0 million, respectively, was from us. As of September 30, 2016, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.7 million was unfunded. As of September 30, 2016, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded. As of September 30, 2015, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.

Additionally, FSFR Glick JV has the Credit Suisse facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both September 30, 2016 and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of September 30, 2016 and September 30, 2015. Under the Credit Suisse facility, $124.6 million and $122.4 million in borrowings were outstanding as of September 30, 2016 and September 30, 2015, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Senior secured loans (1)	$194,346,557	$186,764,451
Weighted average current interest rate on senior secured loans (2)	7.08%	6.93%
Number of borrowers in FSFR Glick JV	36	29
Largest loan exposure to a single borrower (1)	$12,641,009	$14,777,933
Total of five largest loan exposures to borrowers (1)	$49,318,344	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of September 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,339,146	$2,336,840	$2,322,917
	Healthcare services	119,910.76 Class B Preferred Units			—	119,911	131,369
	Healthcare services	368.96 Class A Common Units			—	2,174,034	981,348
Total Ameritox, Ltd.					2,339,146	4,630,785	3,435,634
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,265,865
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,641,009	12,554,571	12,538,499
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,392,405	7,306,444	7,420,127
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	6,900,283	6,808,009	5,744,139
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,125,000	9,125,000	9,099,254
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	1,793,550	1,779,633	1,784,582
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,570,471	2,567,575	2,556,891
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,840,000	6,832,715	6,803,695
Total Teaching Strategies, LLC					9,410,471	9,400,290	9,360,586
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	7,179,097	7,144,396	7,144,248
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,291,864	8,267,671	7,960,189
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	7,034,441	7,010,963	7,015,051
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,850,000	9,672,034	9,772,706
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,438,750	3,452,038	3,412,959
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,958,409	2,782,500
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,304,900	2,308,815	2,277,114
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,096,666	2,094,658	1,978,729
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,041,357	2,014,233	1,755,567
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,909,774	5,915,626	5,776,805
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,940,000	3,926,700	3,959,700

Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8,000,000	7,842,222	7,920,000
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,168,500	4,133,700	4,147,658
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	642,692	581,620	645,155
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,853,704	3,837,366	3,844,069
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,730,937	5,707,511	5,702,282
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,922,316	3,039,954
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,850,000	7,773,386	7,727,344
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/17/2022	LIBOR+5.75% (1% floor) cash	6,477,948	6,392,100	6,226,928
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,451,250	6,393,472	6,443,186
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,960,000	3,906,498	4,026,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,970,390	3,948,754	3,950,538
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,963,924	4,814,658	4,889,465
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,920,000	1,916,612	1,919,232
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,962,500	4,912,596	4,967,689
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,900,000	3,839,938	3,954,402
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,406,250	7,261,422	7,386,738
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,500,000	4,433,644	4,432,500
Total Portfolio Investments					$194,346,557	$194,624,798	$188,708,220
__________
(1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at September 30, 2016.
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
(5) This investment was on cash non-accrual status as of September 30, 2016.

FSFR Glick JV Portfolio as of September 30, 2015

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,777,933	$14,576,963	$14,853,895
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,661,251	7,048,923
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,959,900	7,658,675	5,857,173
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,665,783	13,549,710	13,549,671
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,797,468	7,684,361	7,551,848
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,160,000	3,134,841	3,160,000
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,398,019	8,283,147	8,310,898
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,562,500	9,562,500	9,459,652
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,435,442	2,429,788	2,423,265
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,695,442	2,691,552	2,673,135
Teaching Strategies, LLC	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,020,000	7,010,218	6,961,725
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,286,727	7,232,017
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	5,970,000	6,004,722	5,977,463
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,820,000	8,749,565	8,818,256
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,950,000	9,721,186	9,882,838
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,473,750	3,490,164	3,460,723
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,950,227	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,328,300	2,333,155	2,310,838
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,152,041	2,149,579	2,143,971
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,064,508	2,027,520	2,000,003
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,969,925	5,977,239	5,910,225
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	10,000,000	10,013,409	10,020,850
All Web Leads, Inc. (3)	Advertising	First Lien Term Loan	6/30/2020	LIBOR+6.5% (1% floor) cash	9,937,500	9,700,212	9,884,905
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,980,000	3,961,380	3,970,050
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,980,000	7,999,277	7,960,050
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,158,000	4,179,000
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	3,000,000	2,926,072	3,000,000
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	4,000,000	3,980,282	3,980,000
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	4,339,095	4,317,702	4,317,400
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,910,947	3,000,000
Total Portfolio Investments					$186,764,451	$184,900,371	$182,823,774

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
The amortized cost and fair value of the Subordinated Notes held by us was $64.0 million and $56.9 million, respectively, as of September 30, 2016 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the years ended September 30, 2016 and September 30, 2015, we earned interest income of $5.1 million and $1.8 million, respectively, on our investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by us was $7.1 million and $6.4 million as of September 30, 2016, respectively and $5.9 million and $4.6 million, respectively, as of September 30, 2015. We earned dividend income of $0.7 million for each of the years ended September 30, 2016 and September 30, 2015 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis. The total investment income earned on FSFR Glick JV represented a 11.7% and 12.4% weighted average annualized return on our total investment as of September 30, 2016 and September 30, 2015, respectively.
Below is certain summarized financial information for FSFR Glick JV as of September 30, 2016 and September 30, 2015 and for the years ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2016: $194,624,798; cost September 30, 2015: $184,900,371)	$188,708,220	$182,823,774
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	4,985,425	—
Cash and cash equivalents	980,605	3,127,824
Restricted cash	3,343,303	2,188,133
Receivable from unsettled transactions	952,591	—
Other assets	2,162,942	2,253,143
Total assets	$201,133,086	$190,392,874

Senior credit facility payable	$124,615,636	$122,380,636
Subordinated notes payable at fair value (proceeds September 30, 2016: $73,149,434; proceeds September 30, 2015: $60,680,682)	65,012,167	60,118,109
Other liabilities	4,196,688	2,690,043
Total liabilities	$193,824,491	$185,188,788
Members' equity	7,308,595	5,204,086
Total liabilities and members' equity	$201,133,086	$190,392,874

	Year ended September 30, 2016	Year ended September 30, 2015
Selected Statement of Operations Information:
Interest income	$14,109,946	$4,295,162
PIK interest income	33,170	—
Fee income	95,756	—
Total investment income	14,238,872	4,295,162
Interest expense	$10,780,919	$3,408,486
Other expenses	283,267	56,281
Total expenses (1)	11,064,186	3,464,767
Net unrealized appreciation (depreciation)	$3,832,274	$(1,514,024)
Realized loss on investments	(3,119,735)	—
Net income (loss)	$3,887,225	$(683,629)
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
During the year ended September 30, 2016, we sold $48.9 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $47.6 million cash consideration, $1.2 million of subordinated notes in FSFR Glick JV and $0.1 million of LLC equity interests in FSFR Glick JV. We realized a loss of $0.5 million on these transactions. During the year ended September 30, 2015, we sold $179.8 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $121.0 million cash consideration, $52.9 million of subordinated notes in FSFR Glick JV and $5.9 million of LLC equity interests in FSFR Glick JV. We recognized a $2.0 million realized loss on these transactions.
 Discussion and Analysis of Results and Operations
Revisions to Prior Period Financial Information
We previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I and Part II Incentive Fees paid to the investment adviser. We assessed the materiality of the errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin, or SAB, No. 99 and No. 108, and concluded that the errors were not material to any of the previously issued financial statements. However, we concluded the cumulative corrections of these errors would be qualitatively material to our quarterly financial statements within any quarter during the September 30, 2015 fiscal year end, and, therefore, it was not appropriate to recognize the cumulative corrections in any 2015 period. Accordingly, all prior period financial statements from the commencement of operations to June 30, 2015 have been revised. These errors did not impact the financial information for the years ended September 30, 2016 and 2015. Refer to Note 2 of the Consolidated Financial Statements for additional information and a reconciliation of annual financial statements previously filed to revised amounts.
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions or other realizations of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings during the reporting period, including the reversal of previously unrealized appreciation (depreciation) when gains or losses are realized.

Comparison of the years ended September 30, 2016 and September 30, 2015
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring, amendment and prepayment fees that we received in connection with our debt investments. These fees are recognized as earned. Other investment income consists primarily of dividend income received from certain of our equity investments.
Total investment income for the years ended September 30, 2016 and September 30, 2015 was $53.4 million and $51.5 million, respectively. The increase of $2.0 million in our total investment income for the year ended September 30, 2016, as compared to the year ended September 30, 2015, was primarily attributable to higher average levels of outstanding debt investments and higher dividend income from our investment in FSFR Glick JV, partially offset by lower fee income as a result of a lower level of investment purchases. For the year ended September 30, 2016, this amount primarily consisted of $47.6 million of interest income from portfolio investments (which included $0.2 million of PIK interest), $3.1 million of fee income and $2.7 million of dividend income. For the year ended September 30, 2015, this amount primarily consisted of $41.1 million of interest income from portfolio investments, $9.7 million of fee income and $0.7 million of dividend income.
The weighted average cash yield on our debt investments at September 30, 2016 and September 30, 2015 was 8.29% and 8.14%, respectively.
Expenses
Total expenses for the years ended September 30, 2016 and September 30, 2015 were $28.1 million and $23.2 million, respectively. The increase of $4.9 million in our total expenses for the year ended September 30, 2016 as compared to the year ended September 30, 2015, was due primarily to an additional $2.6 million of professional fees incurred in connection with proxy-related matters, a $0.8 million reversal of the Part II incentive fee as a result of unrealized losses on the investment portfolio during the year ended September 30, 2015 and a $0.6 million increase in interest expense due to a higher average level of outstanding borrowings.
Net Investment Income
As a result of the $4.9 million increase in total expenses, offset by the $2.0 million increase in total investment income, net investment income for the year ended September 30, 2016 reflected an approximate $3.0 million decrease, as compared to the year ended September 30, 2015.
Realized Gain (Loss) on Investments
During the year ended September 30, 2016, we recorded investment realization events, including the following:

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

•
In August 2016, we received a cash payment of $5.8 million from Smile Brands Group Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In September 2016, we received a cash payment of $14.0 million from Language Line, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In September 2016, we received a cash payment of $5.9 million from Aptos, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•	During the year ended September 30, 2016, we received cash payments of $163.3 million in connection with syndications and sales of debt investments and recorded a net realized gain of $0.2 million.
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

Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the year ended September 30, 2016, we recorded net unrealized depreciation of $17.0 million. This consisted of $17.5 million of net unrealized depreciation on debt investments and $2.5 million of net unrealized depreciation on equity investments, offset by $3.0 million of net reclassifications to realized loss (resulting in unrealized appreciation). During the year ended September 30, 2015, the Company recorded net unrealized depreciation of $12.8 million. This consisted of $11.8 million of net unrealized depreciation on debt investments and $1.0 million of net unrealized depreciation on equity investments.
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

•
In August 2014, we received a cash payment of $7.5 million from TriMark USA LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2014, we received cash payments of $120.6 million in connection with full or partial payoffs and sales of debt securities and recorded a net realized gain of $1.3 million.

Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

During the year ended September 30, 2015, we recorded net unrealized depreciation of $12.8 million. This consisted of$11.8 million of net unrealized depreciation on debt investments and $1.0 million of net unrealized depreciation on equity investments. During the year ended September 30, 2014, we recorded net unrealized appreciation of $2.3 million, consisting of$2.1 million of unrealized appreciation on debt investments and $0.2 million of unrealized appreciation on equity investments. For the three months ended September 30, 2015, approximately half of the net losses on our portfolio were due to market movements, as increased volatility in loan prices driven by the market dislocation that occurred during the quarter negatively affected our investment valuations accordingly.
Financial Condition, Liquidity and Capital Resources
Cash Flows
We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including raising equity, increasing debt and funding from operational cash flow. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.

For the year ended September 30, 2016, we experienced a net decrease in cash and cash equivalents of $21.7 million. During that period, $40.9 million of cash was provided by operating activities, primarily consisting of $308.4 million of principal payments and proceeds from the sale of investments and cash activities related to $25.3 million of net investment income, partially offset by cash used to fund $286.1 million of investments and net revolvers. During the same period, cash used by financing activities was $62.6 million, primarily consisting of $29.2 million of net repayments under our credit facilities, $6.4 million of net repayments under the 2015 Debt Securitization and $25.9 million of cash distributions paid to our shareholders.
For the year ended September 30, 2015, we experienced a net decrease in cash and cash equivalents of $66.0 million. During that period, we used $342.3 million of cash in operating activities, primarily for the funding of $887.0 million of investments and net revolvers, partially offset by $552.5 million of amortization payments and proceeds from the sale of investments and cash activities related to $28.3 million of net investment income. During the same period, cash provided by financing activities was $276.3 million, primarily consisting of $136.7 million of net borrowings under credit facilities and $186.4 million of borrowings under our 2015 Debt Securitization, partially offset by $39.4 million of cash distributions paid to our shareholders and $6.1 million of deferred financing costs paid.
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
At September 30, 2016, we had $28.8 million of cash and cash equivalents (including $9.0 million of restricted cash), portfolio investments (at fair value) of $573.6 million, interest, dividends and fees receivable of $4.6 million, $12.9 million receivables from unsettled transactions, $107.4 million of borrowings outstanding under our revolving credit facilities, $180.0 million of borrowings outstanding under our 2015 Debt Securitization and $52.8 million of unfunded commitments. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $3.5 million until such time as we submit required monthly reporting schedules. As of September 30, 2016, $5.5 million of cash held in connection with the 2015 Debt Securitization was restricted.
At September 30, 2015, we had $52.7 million of cash and cash equivalents (including $11.3 million of restricted cash), portfolio investments (at fair value) of $623.6 million, interest, dividends and fees receivable of $2.8 million, receivables from unsettled transactions of $13.5 million, payables from unsettled transactions of $11.8 million, $136.7 million of borrowings outstanding under our Citibank facility, $186.4 million of borrowings outstanding under our 2015 Debt Securitization and $76.8 million of unfunded commitments. Pursuant to the terms of our Citibank facility and 2015 Debt Securitization, we were restricted in terms of access to $4.2 million of restricted cash until such time as we submit required monthly reporting schedules as of September 30, 2015. As of September 30, 2015, $7.1 million of restricted cash could be used only for the payment of interest expense on the notes issued in the 2015 Debt Securitization.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. We may from time to time issue securities pursuant to a shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for the past year) and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
In addition, we intend to distribute at least 90% of our taxable income as dividends to our stockholders each taxable year in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
As a BDC, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of September 30, 2016, we were in compliance with this asset coverage requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions
The following table reflects the dividend distributions per share that our Board of Directors has paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock during the years ended September 30, 2016 and September 30, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,210,008	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,578
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,210,008	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,210,007	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,210,007	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,210,008	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,210,008	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,210,008	3,078	26,811
Total for the year ended September 30, 2016				$0.90	$26,520,092	78,499	$650,402
Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,840,030	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,463
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.07	2,210,007	4,575	41,121
Total for the year ended September 30, 2015				$1.07	$31,676,775	87,141	$889,511
______________
(1) Shares were purchased on the open market and distributed.
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
On May 28, 2015, we completed the 2015 Debt Securitization, a $309.0 million debt securitization transaction, the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. Upon termination of the Natixis facility, we accelerated the $2.1 million remaining unamortized fee balance into interest expense during the year ended September 30, 2015. As such, we had no borrowings outstanding, capacity available or interest expense incurred under the Natixis facility as of or for the year ended September 30, 2016.
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, entered into the $175 million revolving Citibank facility with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends January 15, 2018 and the credit facility will mature on January 15, 2020. The Citibank facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2016, we had $107.4 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interests in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.838% and 2.516% for the years ended September 30, 2016 and September 30, 2015, respectively. For the years ended September 30, 2016 and September 30, 2015, we recorded interest expense of $4.1 million and $2.6 million, respectively, related to the Citibank facility.

East West Bank Facility
On January 6, 2016, we entered into the East West Bank Facility, a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender. The East West Bank Facility bears an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2016, we did not have any borrowings outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain of our other assets. We may use the East West Bank Facility to fund a portion of our loan origination activities and for general corporate purposes. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.857% for the period from January 6, 2016 through September 30, 2016. For the period from January 6, 2016 through September 30, 2016, we recorded interest expense of $0.4 million related to the East West Bank Facility.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in 2015 Notes, and $86.4 million of 2015 Subordinated Notes. The notes offered in the 2015 Debt Securitization were issued by the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 1.55%, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A 2015 Notes and Class B 2015 Notes are included in our September 30, 2016 and September 30, 2015 Consolidated Statement of Assets and Liabilities as notes payable. As of September 30, 2016 and September 30, 2015, the Class C 2015 Notes and the 2015 Subordinated Notes were eliminated in consolidation.
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
Through May 28, 2019, all principal collections received on the underlying collateral may be used by the 2015 Issuer to purchase new collateral under the direction of the investment adviser in its capacity as sub-collateral manager of the 2015 Issuer and in accordance with our investment strategy. All classes of 2015 Notes are scheduled to mature on May 28, 2025.
As of September 30, 2016 and September 30, 2015, there were 49 and 51 investments, respectively, in portfolio companies with a total fair value of $255.8 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The aggregate accrued interest payable on the 2015 Notes at September 30, 2016 and September 30, 2015 was approximately $1.1 million and $1.5 million, respectively. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of September 30, 2015, we had a deferred debt issuance costs balance of approximately $2.8 million associated with the 2015 Debt Securitization.

For the year ended September 30, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2016	Year ended September 30, 2015
Interest expense	$4,668,947	$1,476,995
Loan administration fees	79,882	—
Amortization of debt issuance costs	290,104	120,877
Total interest and other debt financing expenses	$5,038,933	$1,597,872
Cash paid for interest expense	$5,136,063	$—
Annualized average interest rate	2.466%	2.390%
Average outstanding balance	$181,782,413	$61,900,170

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the year ended September 30, 2016 is as follows:

				Year ended September 30, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.4691%	180		$3,267,127	$3,009,871
Class A-S Notes	2.2191%	155	(1)	668,956	619,040
Class A-R Notes	2.4691%	180	(2)	308,546	226,798
Class B Notes	3.3191%	265		891,434	813,238
Class C Notes	3.9191%	325	(3)	—	—
Total				$5,136,063	$4,668,947
_______________________
(1) Spread to step-up to 2.10% in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were partially undrawn during the year ended September 30, 2016.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of September 30, 2016 and 2015 are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes (1)	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$—	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread to step-up to 2.10% in October 2016.
** Carries a 1.0% undrawn fee.
(1) $6,366,000 outstanding as of September 30, 2015.
 The proceeds of the private placement of the Class A Notes and the Class B Notes, net of debt issuance costs, may be used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to our creditors (or any of our other affiliates). As part of the 2015 Debt Securitization, we entered into master loan sale agreements under which we agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the 2015 Subordinated Notes of the 2015

Issuer, as applicable. The 2015 Notes (other than the Class C Notes) are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default. The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2016 and September 30, 2015, off-balance sheet arrangements consisted of $52.8 million and $76.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of September 30, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of September 30, 2016 and September 30, 2015 is shown in the table below:

	September 30, 2016	September 30, 2015
FSFR Glick JV LLC	$16,382,494	$28,522,027
TIBCO Software, Inc.	5,300,000	5,300,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Motion Recruitment Partners LLC	2,900,000	2,900,000
Legalzoom.com, Inc.	2,607,018	2,607,018
Teaching Strategies, LLC	2,400,000	2,400,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,212,472	1,287,499
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Executive Consulting Group, Inc.	800,000	4,800,000
Internet Pipeline, Inc.	800,000	800,000
NextCare, Inc.	—	1,221,621
Valet Merger Sub, Inc.	333,333	1,000,000
Sailpoint Technologies, inc.	200,000	—
OBHG Management Services, LLC	100,000	—
Accruent, LLC	85,000	—
4 Over International, LLC	68,452	—
Landslide Holdings, Inc.	—	5,000,000
Idera, Inc.	—	2,400,000
Ameritox Ltd.	—	1,000,000
Total	$52,770,896	$76,816,327
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank Facility, 2015 Debt Securitization and our secured borrowings:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of September 30, 2016	Weighted average debt outstanding for the year ended September 30, 2016	Maximum debt outstanding for the year ended September 30, 2016
Citibank facility	$136,659,800	$107,426,800	$114,452,625	$140,426,800
2015 Debt Securitization	186,366,000	180,000,000	181,782,413	190,966,000
East West Bank facility	—	—	6,969,180	18,500,000
Secured borrowings	—	5,000,000	—	5,000,000
Total debt	$323,025,800	$292,426,800	$303,204,218

The following table reflects our contractual obligations arising from the Citibank facility, 2015 Debt Securitization and secured borrowings:

	Payments due by period as of September 30, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$107,426,800	$—	$—	$107,426,800	$—
Interest due on Citibank facility	10,007,068	3,038,752	6,077,504	890,812	—
2015 Debt Securitization	180,000,000	—	—	—	180,000,000
Interest due on 2015 Debt Securitization	39,102,505	4,513,731	4,513,731	4,513,731	25,561,312
Secured borrowings	5,000,000	—	—	5,000,000	—
Interest due on Secured borrowings	2,064,521	350,000	700,000	700,000	314,521
Total	$343,600,894	$7,902,483	$11,291,235	$118,531,343	$205,875,833
Regulated Investment Company Status and Distributions
We have elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a taxable year may differ from taxable income for that taxable year as such distributions may include the distribution of taxable income derived from the current taxable year or the distribution of taxable income derived from the prior taxable year carried forward into and distributed in the current taxable year. Distributions also may include returns of capital.
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2015). We anticipate timely distribution of our taxable income in accordance with the tax rules; however, we incurred a de minimis federal excise tax for calendar year 2013. We did not incur a U.S. federal excise tax for calendar year 2014 and 2015 and do not expect to incur a federal excise tax for calendar year 2016. We may incur a U.S. federal excise tax in future years.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our Citibank facility, the East West Bank facility and the 2015 Debt Securitization. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
A RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to certain limitations regarding the aggregate amount of cash to be distributed to all stockholders. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these guidelines.

We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016.

Years Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2015	63.47%	30.6%
March 31, 2016	91.46%	—
June 30, 2016	85.73%	—
September 30, 2016	88.10%	—
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, fees payable to our investment adviser are equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. From inception to date, the Company has paid in aggregate Part II incentive fees of approximately $0.1 million. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we accrued fees of $11.3 million, $10.9 million and $3.1 million, respectively, under the investment advisory agreement. For the year ended September 30, 2014, the investment adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from the August 2014 offering, which resulted in an irrevocable waiver of $0.2 million.
We serve as collateral manager to the 2015 Issuer under a collateral management agreement in connection with the 2015 Debt Securitization and receive a fee for providing these services. We have retained Fifth Street Management to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. Fifth Street Management is entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement, but has irrevocably waived and intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
We have also entered into an administration agreement with FSC CT, a wholly-owned subsidiary of our investment adviser, under which FSC CT provides administrative services for us, including facilities, including our principal executive offices, and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC CT assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. FSC CT may also provide on our behalf managerial assistance to our portfolio companies. For providing these services, facilities and personnel, we reimburse FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC CT. Our allocable portion of FSC CT’s costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC CT provides administrative services. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by affiliates of our investment adviser and administrator in Chicago, IL and Miami Beach, FL.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.
The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. For the year ended September 30, 2016, we accrued administrative expenses of $1.2 million, including $0.7 million of general and administrative expenses. For the year ended September 30, 2015, we accrued administrative expenses of $1.3 million, including $0.5 million of general and administrative expenses. For the year ended September 30, 2014, we accrued administrative expenses of $0.7 million, including $0.2 million of general and administrative expenses. At September 30, 2016 and September 30, 2015, $0.4 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name "Fifth Street." Under this agreement, we will have a right to use the "Fifth Street" name for so long as Fifth Street Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "Fifth Street" name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, our investment adviser's chief executive officer.
Common stock held by FSAM
As of September 30, 2016, FSAM held 1,381,752 shares of our common stock, which represents approximately 4.7% of our common stock outstanding.
Recent Developments
On December 8, 2016, our Board of Directors appointed Patrick J. Dalton as Chief Executive Officer and elected him as a member of the Board of Directors, effective January 2, 2017, succeeding Ivelin M. Dimitrov.  In addition, Todd G. Owens will also step down from his roles as President and a member of the Board of Directors, effective January 2, 2017.
On October 19, 2016, our Board of Directors declared the following distributions:

•	$0.075 per share, payable on December 30, 2016 to stockholders of record on December 15, 2016;

•	$0.075 per share, payable on January 31, 2017 to stockholders of record on January 13, 2017; and

•	$0.075 per share, payable on February 28, 2017 to stockholders of record on February 15, 2017.
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
As of September 30, 2016, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2016, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$24,029,015	$(14,371,340)	9,657,675
400	18,507,869	(11,497,072)	7,010,797
300	12,986,723	(8,622,804)	4,363,919
200	7,465,576	(5,748,536)	1,717,040
100	1,944,430	(2,874,268)	(929,838)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal and our outstanding borrowings as of September 30, 2016 and September 30, 2015.

	September 30, 2016		September 30, 2015
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$28,815,679	$—	$52,692,097	$—
Prime rate	543,445	—	18,905,206	—
LIBOR:
30 day	—	—	171,084,244	—
60 day	—	—	14,963,919	—
90 day	588,697,358	180,000,000	420,878,965	186,366,000
180 day	—	107,426,800	6,352,000	136,659,800
Fixed rate	—	—	—	—
Total	$618,056,482	$287,426,800	$684,876,431	$323,025,800

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fifth Street Senior Floating Rate Corp.:
In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Fifth Street Senior Floating Rate Corp. and its subsidiaries (the “Company”) at September 30, 2016, and September 30, 2015 and the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at September 30, 2016 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
December 13, 2016

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities

	September 30, 2016	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost September 30, 2016: $71,117,506; cost September 30, 2015: $58,977,973)	$63,316,667	$57,156,921
Affiliate investments (cost September 30, 2016: $15,953,798; cost September 30, 2015: $0)	13,006,458	—
Non-control/Non-affiliate investments (cost September 30, 2016: $513,397,659; cost September 30, 2015: $574,538,984)	497,281,256	566,490,553
Total investments at fair value (cost September 30, 2016: $600,468,963; cost September 30, 2015: $633,516,957)	573,604,381	623,647,474
Cash and cash equivalents	19,778,841	41,433,301
Restricted cash	9,036,838	11,258,796
Interest, dividends and fees receivable	4,579,935	2,783,379
Due from portfolio companies	336,429	11,587
Receivables from unsettled transactions	12,869,092	13,541,056
Deferred financing costs	4,577,369	5,001,675
Other assets	148,492	33,216
Total assets	$624,931,377	$697,710,484
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,246,286	$1,911,599
Base management fee and incentive fee payable	2,987,721	2,055,179
Due to FSC CT	402,073	379,641
Interest payable	1,798,653	1,669,012
Payables from unsettled transactions	—	11,809,500
Amounts payable to syndication partners	18,750	—
Director fees payable	236,275	52,650
Credit facilities payable	107,426,800	136,659,800
Notes payable	180,000,000	186,366,000
Secured borrowings at fair value (proceeds September 30, 2016: $5,000,000; proceeds September 30, 2015: $0)	4,985,425	—
Total liabilities	299,101,983	340,903,381
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at September 30, 2016 and September 30, 2015	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments and secured borrowings	(26,850,007)	(9,869,483)
Net realized gain (loss) on investments	(10,969,707)	1,800,070
Accumulated overdistributed net investment income	(10,641,494)	(9,414,086)
Total net assets (equivalent to $11.06 and $12.11 per common share at September 30, 2016 and September 30, 2015, respectively) (Note 13)	325,829,394	356,807,103
Total liabilities and net assets	$624,931,377	$697,710,484
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014 (revised)
Interest income:
Control investments	$5,065,350	$1,770,130	$—
Affiliate investments	182,194	—	—
Non-control/Non-affiliate investments	42,152,565	39,269,556	10,468,094
Interest on cash and cash equivalents	68,630	28,571	8,889
Total interest income	47,468,739	41,068,257	10,476,983
PIK interest income:
Affiliate investments	91,097	—	—
Non-control/Non-affiliate investments	75,968	—	—
Total PIK interest income	167,065	—	—
Fee income:
Affiliate investments	6,296	—	—
Non-control/Non-affiliate investments	3,071,634	9,673,649	2,039,691
Total fee income	3,077,930	9,673,649	2,039,691
Dividend and other income:
Control investments	2,712,500	730,625	—
Total dividend and other income	2,712,500	730,625	—
Total investment income	53,426,234	51,472,531	12,516,674
Expenses:
Base management fee	6,134,304	5,931,155	1,757,492
Part I incentive fee	5,211,729	5,689,371	708,235
Part II incentive fee	—	(766,552)	774,841
Professional fees	4,193,532	985,607	827,447
Board of Directors fees	546,300	359,700	185,083
Interest expense	9,594,441	8,950,703	1,555,767
Administrator expense	504,299	794,725	514,861
General and administrative expenses	1,955,177	1,249,792	583,942
Total expenses	28,139,782	23,194,501	6,907,668
Base management fee waived	(6,232)	—	(154,875)
Net expenses	28,133,550	23,194,501	6,752,793
Net investment income	25,292,684	28,278,030	5,763,881
Unrealized appreciation (depreciation) on investments:
Control investments	(5,979,787)	(1,821,052)	—
Affiliate investments	(2,947,340)	—	—
Non-control/Non-affiliate investments	(8,067,972)	(10,951,116)	2,254,642
Net unrealized appreciation (depreciation) on investments	(16,995,099)	(12,772,168)	2,254,642
Net unrealized depreciation on secured borrowings	14,575	—	—
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(12,769,777)	406,220	1,345,434
Net realized gain (loss) on investments	(12,769,777)	406,220	1,345,434
Net increase (decrease) in net assets resulting from operations	$(4,457,617)	$15,912,082	$9,363,957
Net investment income per common share — basic and diluted	$0.86	$0.96	$0.62
Earnings (loss) per common share — basic and diluted	$(0.15)	$0.54	$1.01
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	9,290,330
Distributions per common share (Note 6)	$0.90	$1.07	$1.01

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014 (revised)
Operations:
Net investment income	$25,292,684	$28,278,030	$5,763,881
Net unrealized appreciation (depreciation) on investments	(16,995,099)	(12,772,168)	2,254,642
Net unrealized depreciation on secured borrowings	14,575	—	—
Net realized gain (loss) on investments	(12,769,777)	406,220	1,345,434
Net increase (decrease) in net assets resulting from operations	(4,457,617)	15,912,082	9,363,957
Stockholder transactions:
Distributions to stockholders	(26,520,092)	(31,676,775)	(11,823,899)
Tax return of capital	—	—	(1,749,538)
Net decrease in net assets from stockholder transactions	(26,520,092)	(31,676,775)	(13,573,437)
Capital share transactions:
Issuance of common stock, net	—	(105,882)	276,181,889
Issuance of common stock under dividend reinvestment plan	650,402	889,511	224,038
Repurchases of common stock under dividend reinvestment plan	(650,402)	(889,511)	(224,038)
Net increase (decrease) in net assets from capital share transactions	—	(105,882)	276,181,889
Total increase (decrease) in net assets	(30,977,709)	(15,870,575)	271,972,409
Net assets at beginning of period	356,807,103	372,677,678	100,705,269
Net assets at end of period	$325,829,394	$356,807,103	$372,677,678
Net asset value per common share	$11.06	$12.11	$12.65
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014 (revised)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,457,617)	$15,912,082	$9,363,957
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized (appreciation) depreciation on investments	16,995,099	12,772,168	(2,254,642)
Net unrealized depreciation on secured borrowings	(14,575)	—	—
Net realized (gain) loss on investments	12,769,777	(406,220)	(1,345,434)
PIK interest income	(167,065)	—
Recognition of fee income	(3,077,930)	(9,673,649)	(2,039,691)
Accretion of original issue discount on investments	(1,924,087)	(1,634,191)	(396,488)
Amortization of deferred financing costs	874,680	2,768,573	210,415
Changes in operating assets and liabilities:
Fee income received	3,060,760	9,767,645	2,082,659
(Increase) decrease in restricted cash	2,221,958	(9,131,391)	(2,127,405)
Increase in interest, dividends and fees receivable	(1,796,556)	(1,663,369)	(725,987)
(Increase) decrease in due from portfolio companies	(324,842)	189,253	(192,507)
(Increase) decrease in receivables from unsettled transactions	5,671,964	(13,541,056)	—
(Increase) decrease in other assets	(115,276)	(33,216)	47,240
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(665,313)	697,916	729,617
Increase in base management fee and incentive fee payable	932,542	589,489	1,266,702
Increase in due to FSC CT	22,432	140,024	177,896
Increase in interest payable	129,641	1,463,366	205,646
Increase (decrease) in payables from unsettled transactions	(11,809,500)	(16,053,500)	27,863,000
Increase in amounts payable to syndication partners	18,750	—	—
Increase (decrease) in director fees payable	183,625	52,650	—
Purchases of investments and net revolver activity	(286,134,332)	(886,999,491)	(400,524,925)
Principal payments received on investments (scheduled payments)	12,221,079	11,677,139	5,587,277
Principal payments received on investments (payoffs)	132,931,016	60,488,532	26,978,730
PIK interest income received in cash	78,226	—	—
Proceeds from the sale of investments	163,290,550	480,361,990	120,564,734
Net cash provided (used) by operating activities	40,915,006	(342,255,256)	(214,529,206)
Financing activities:
Proceeds from issuance of common stock	—	—	276,687,121
Distributions paid in cash	(25,869,690)	(39,436,200)	(4,700,460)
Borrowings under credit facilities	16,267,000	428,509,800	110,620,610
Repayments of borrowings under credit facilities	(45,500,000)	(291,850,000)	(110,620,610)
Proceeds from issuance of notes payable	29,715,000	186,366,000	—
Repayments of notes payable	(36,081,000)	—	—
Repurchases of common stock under dividend reinvestment plan	(650,402)	(1,080,605)	(32,946)
Deferred financing costs paid	(450,374)	(6,144,316)	(1,836,347)
Offering costs paid	—	(105,882)	(505,233)
Net cash provided (used) by financing activities	(62,569,466)	276,258,797	269,612,135
Net increase (decrease) in cash and cash equivalents	(21,654,460)	(65,996,459)	55,082,929
Cash and cash equivalents, beginning of period	41,433,301	107,429,760	52,346,831
Cash and cash equivalents, end of period	$19,778,841	$41,433,301	$107,429,760

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014 (revised)
Supplemental information:
Cash paid for interest	$8,590,120	$4,718,763	$1,220,079
Non-cash operating activities:
Purchase of investment from restructuring	$(12,559,122)	$—	$—
Proceeds from investment restructuring	$12,559,122	$—	$—
Exchange of investments	$1,325,000	$58,823,756	$—
Non-cash financing activities:
Proceeds from unsettled secured borrowings	$5,000,000	$—	$—
Issuance of shares of common stock under dividend reinvestment plan	$650,402	$1,080,605	$32,946

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(18)	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)		$64,005,755	$64,005,755	$56,885,646
87.5% equity interest (14)			7,111,751	6,431,021
			71,117,506	63,316,667
Total Control Investments (19.4% of net assets)			$71,117,506	$63,316,667
Affiliate Investments (4)
Ameritox Ltd. (15)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)		$6,387,128	$6,380,832	$6,342,286
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC			3,309,874	3,626,150
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC			327,394	358,679
1,007.36 Class A Units in Ameritox Holdings II, LLC			5,935,698	2,679,343
			15,953,798	13,006,458
Total Affiliate Investments (4.0% of net assets)			$15,953,798	$13,006,458

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			$—	$—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		$4,249,996	4,177,081	4,090,429
			4,177,081	4,090,429
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		13,707,532	13,289,778	11,788,478
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	972,500	820,000
			14,262,278	12,608,478
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(13)		8,719,887	8,685,189	8,763,486
			8,685,189	8,763,486
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,862,500	4,856,420	4,747,016
			4,856,420	4,747,016
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,314,573	2,370,000
			2,314,573	2,370,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)		9,975,000	9,881,944	9,994,012
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(11)			(791)	—
			9,881,153	9,994,012
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		5,726,682	5,691,793	5,726,682
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	985,238	980,000
			6,677,031	6,706,682
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/3/2021 (8)(13)		$11,820,000	$11,421,760	$6,382,800
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,605,257	773,360
			19,027,017	7,156,160
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(13)		9,162,870	9,162,870	9,033,850
			9,162,870	9,033,850
NextCare, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		7,029,160	7,029,160	6,744,944
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		1,407,969	1,407,969	1,330,269
			8,437,129	8,075,213
Aptean, Inc.	Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (8)		1,250,000	1,240,179	1,232,038
			1,240,179	1,232,038
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		4,003,658	3,956,802	3,903,567
			3,956,802	3,903,567
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		3,380,000	3,299,165	3,027,128
			3,299,165	3,027,128
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (8)(13)		12,219,375	11,607,301	11,688,626
			11,607,301	11,688,626
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)		5,343,010	5,316,746	5,322,974
			5,316,746	5,322,974
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,554,890	3,522,668	3,377,146
			3,522,668	3,377,146
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		$5,836,771	$5,719,729	$4,111,317
35.5263 Common Stock Warrants (exercise price $0.01) expiration date 6/27/2024 (7)			—	120,342
			5,719,729	4,231,659
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)		6,086,385	5,973,885	6,063,561
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)		3,000,000	2,921,780	2,910,000
			8,895,665	8,973,561
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(13)		5,880,000	5,860,000	5,791,800
			5,860,000	5,791,800
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)		18,381,895	18,136,331	18,309,259
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(30,304)	—
500,000 Class A membership interests in BeyondTrust Holdings LLC			500,000	613,869
			18,606,027	18,923,128
Hill International, Inc.	Construction & engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)		5,978,000	5,907,850	5,768,770
			5,907,850	5,768,770
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(13)		15,252,341	15,262,322	15,293,164
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)			—	—
			15,262,322	15,293,164
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)		3,826,203	3,826,203	3,778,376
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)			—	—
			3,826,203	3,778,376
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (8)(13)		17,356,053	16,490,668	16,878,761
			16,490,668	16,878,761
Central Security Group, Inc. (9)	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)		2,539,726	2,532,917	2,482,582
			2,532,917	2,482,582
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		$5,265,325	$5,211,587	$5,081,038
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	266,000
			5,491,587	5,347,038
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)		3,685,714	3,635,831	3,685,714
			3,635,831	3,685,714
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)		3,450,918	3,440,820	3,433,662
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,438,468	1,438,468	1,395,314
			4,879,288	4,828,976
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)		7,000,000	7,000,000	6,960,668
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)		4,000,000	4,000,000	3,979,448
			11,000,000	10,940,116
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)		7,919,400	7,590,582	7,823,932
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			7,590,582	7,823,932
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		14,223,467	14,181,149	11,840,322
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		600,000	573,856	600,000
			14,755,005	12,440,322
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(13)		7,825,554	7,720,514	7,854,900
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)		905,896	889,191	904,198
			8,609,705	8,759,098
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(13)		1,036,642	1,020,406	1,041,612
			1,020,406	1,041,612
TrialCard Incorporated (9)	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(13)		9,874,962	9,869,718	9,827,027
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(11)			(375)	—
			9,869,343	9,827,027
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)		14,235,000	14,224,241	14,250,584
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)		—	(960)	—
			14,223,281	14,250,584
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc. (9)	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)		$16,737,833	$16,710,709	$16,731,213
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			16,710,709	16,731,213
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,523,868	4,349,859	4,515,386
			4,349,859	4,515,386
Research Now Group, Inc.	Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	3,953,571	3,880,000
			3,953,571	3,880,000
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(13)		10,942,464	10,942,464	10,912,302
			10,942,464	10,912,302
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2019 (8)(13)		16,047,619	16,047,619	16,075,921
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		909,936	909,936	911,452
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		757,592	757,592	757,750
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		120,000	120,000	120,000
			17,835,147	17,865,123
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(13)		19,700,000	19,690,068	19,659,526
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)		—	(17,714)	—
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)		400,000	400,000	396,683
			20,072,354	20,056,209
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,319,504	3,254,099	3,325,728
			3,254,099	3,325,728
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)		6,000,000	5,881,667	5,940,000
			5,881,667	5,940,000
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(13)		29,808,067	29,808,066	29,983,454
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)			—	—
			29,808,066	29,983,454
Too Faced Cosmetics, LLC	Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(13)		1,285,383	1,285,383	1,290,310
			1,285,383	1,290,310
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,880,000	11,880,000	12,045,801
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	—
			11,880,000	12,045,801
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,980,768	7,012,868
			6,980,768	7,012,868
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		$2,780,556	$2,736,111	$2,773,604
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,975,385	2,850,000
			5,711,496	5,623,604
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,440,713	3,433,096	3,449,315
			3,433,096	3,449,315
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		5,940,000	5,905,025	6,040,239
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		500,000	486,811	500,000
			6,391,836	6,540,239
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)(13)		7,661,077	7,377,745	7,647,291
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)(11)			(12,500)	—
			7,365,245	7,647,291
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)		2,000,000	1,982,857	2,032,529
			1,982,857	2,032,529
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)		9,951,389	9,951,389	9,951,389
500 Class A Units in Lytx Holdings, LLC			500,000	504,173
			10,451,389	10,455,562
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (8)(13)		10,368,750	10,173,233	10,341,433
			10,173,233	10,341,433
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)		5,970,000	5,913,333	5,929,733
First Lien Revolver LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)		—	(639)	—
			5,912,694	5,929,733
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (8)(13)		16,123,227	16,117,309	16,076,397
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (8)(11)		—	(39)	—
			16,117,270	16,076,397
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)		11,000,000	10,692,000	10,835,000
			10,692,000	10,835,000
Pomeroy Group Holdings, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/30/2021 (8)(13)		4,488,693	4,357,979	4,393,309
			4,357,979	4,393,309
Sailpoint Technologies, Inc.	Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (8)		12,500,000	12,258,333	12,250,000
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (8)(11)		—	(3,867)	—
			12,254,466	12,250,000
California Pizza Kitchen, Inc. (16)	Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (8)		5,000,000	5,000,000	4,985,425
			5,000,000	4,985,425
Total Non-Control/Non-Affiliate Investments (152.6% of net assets)			$513,397,659	$497,281,256
Total Portfolio Investments (176.0% of net assets)			$600,468,963	$573,604,381
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund	$18,856,559	$18,856,559
Other cash accounts	922,282	922,282
Total Cash and Cash Equivalents (6.1% of net assets)	$19,778,841	$19,778,841
Total Portfolio Investments, Cash and Cash Equivalents (182.1% of net assets)	$620,247,804	$593,383,222

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2016, qualifying assets represent 84.9% of the Company's total assets and non-qualifying assets represent 15.1% of the Company's total assets.

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

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
NextCare, Inc.	September 2, 2016	+ 1% on First Lien Term Loan & Delayed	+ 0.5% on First Lien Term Loan & Delayed Draw Term Loan	Tier pricing per loan agreement
PowerPlan, Inc.	May 21, 2016	- 0.5% on First Lien Term Loan		Tier pricing per loan agreement
Metamorph US 3, LLC	March 29, 2016	+ 1.0% on First Lien Term Loan & Revolver		Per loan amendment
Central Security Group, Inc.	February 3, 2016	+ 0.375% on First Lien Term Loan		Per loan amendment
TrialCard Incorporated	November 3, 2015	- 0.75% on Term Loan and Revolver		Tier pricing per loan agreement

(10)
Each of the Company's investments is pledged as collateral under one or more of its credit facilities or its debt securitization. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(11)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(16)
The sale of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC" 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $5.0 million related to the Company's secured borrowings. (See Note 7 in the accompanying notes to the Consolidated Financial Statements.)

(17)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(18)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

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
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		$5,896,482	$5,746,610	$5,299,540
35.5263 Common Stock Warrants (exercise price of $0.01) expiration 6/27/2024 (7)			—	154,706
			5,746,610	5,454,246
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)		6,930,000	6,792,500	6,919,606
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)		3,000,000	2,902,560	2,929,995
			9,695,060	9,849,601
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(10)		5,940,000	5,915,714	5,940,000
			5,915,714	5,940,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(10)(13)		19,872,068	19,590,591	19,868,049
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)			—	—
500,000 Class A membership interest in BeyondTrust Holdings LLC			500,000	809,394
			20,090,591	20,677,443
Reliant Hospital Partners, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/1/2019 (8)(13)		7,359,375	7,359,375	7,359,375
			7,359,375	7,359,375
Hill International, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)		6,039,000	5,945,467	5,908,869
			5,945,467	5,908,869
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(10)(13)		16,106,327	16,057,408	16,129,873
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)			—	—
			16,057,408	16,129,873
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)		3,970,000	3,970,000	3,867,602
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)(10)			—	—
			3,970,000	3,867,602
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (8)(10)(13)		16,787,500	16,553,740	16,787,500
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (8)(11)			(128)	—
			16,553,612	16,787,500
Central Security Group, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)(10)		2,565,575	2,535,124	2,539,919
			2,535,124	2,539,919
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
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2015

Portfolio Company/Type of Investment (1)(2)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		$6,000,000	$5,942,222	$5,970,000
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,970,769	3,000,000
			8,912,991	8,970,000
Accentcare, Inc.	Healthcare services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/3/2021 (8)		8,000,000	7,921,111	7,960,000
			7,921,111	7,960,000
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,875,316	3,875,316	3,865,628
			3,875,316	3,865,628
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		10,000,000	9,998,007	10,000,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)			(200)	—
			9,997,807	10,000,000
Total Non-Control/Non-Affiliate Investments (158.8% of net assets)			$574,538,984	$566,490,553
Total Portfolio Investments (174.8% of net assets)			$633,516,957	$623,647,474
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund			$29,593,397	$29,593,397
Other cash accounts			11,839,904	11,839,904
Total Cash and Cash Equivalents (11.6% of net assets)			41,433,301	41,433,301
Total Portfolio Investments, Cash and Cash Equivalents (186.4% of net assets)			$674,950,258	$665,080,775
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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2015, qualifying assets represent 87.0% of the Company's total assets and non-qualifying assets represent 13.0% of the Company's total assets.

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
The Company is externally managed by Fifth Street Management LLC (the "Investment Adviser"), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC ("FSC CT"), a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for the Company to operate.

Note 2. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors
The Company previously identified accounting errors from the commencement of operations through September 30, 2015 related to revenue recognition. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the net overpayment of Part I and Part II incentive fees paid to the Investment Adviser. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 99 and No. 108, and concluded that the errors were not material to any of the previously issued financial statements. Under the SAB No. 99 and No. 108 framework, the Company concluded the cumulative corrections of these errors would be qualitatively material to the Company's quarterly financial statements within any quarter during the September 30, 2015 fiscal year and, therefore, it was not appropriate to recognize the cumulative corrections in any 2015 period. Accordingly, all prior period financial statements from the commencement of operations to June 30, 2015 have been revised. These errors did not impact the financial statements for the years ended September 30, 2016 and 2015, and the revisions to the Company’s financial statements had no net impact on the Company’s net cash provided by (used in) operating activities for any period presented. The following tables present a reconciliation of previously filed amounts to revised amounts to correct these errors for the year ended September 30, 2014:

	Year ended September 30, 2014
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised (1)
Interest income	$10,130,569	$346,414	$10,476,983
Fee income	5,712,050	(3,672,359)	2,039,691
Total investment income	15,842,619	(3,325,945)	12,516,674
Part I incentive fee	1,556,612	(848,377)	708,235
Part II incentive fee	54,826	720,015	774,841
Net expenses	6,881,155	(128,362)	6,752,793
Net investment income	8,961,464	(3,197,583)	5,763,881
Net unrealized appreciation on investments	4,150	2,250,492	2,254,642
Net realized gain on investments	269,981	1,075,453	1,345,434
Net increase in net assets resulting from operations	$9,235,595	$128,362	$9,363,957
Net investment income per common share - basic and diluted	$0.96	$(0.34)	$0.62
Earnings per common share - basic and diluted	$0.99	$0.02	$1.01

	Year ended September 30, 2014
Consolidated Statement of Changes in Net Assets:	As previously reported	Adjustment	As revised (1)
Net investment income	$8,961,464	$(3,197,583)	$5,763,881
Net unrealized appreciation on investments	4,150	2,250,492	2,254,642
Net realized gain on investments	269,981	1,075,453	1,345,434
Net increase in net assets resulting from operations	9,235,595	128,362	9,363,957
Total increase in net assets	271,844,047	128,362	271,972,409
Net assets at beginning of period	100,842,878	(137,609)	100,705,269
Net assets at end of period	$372,686,925	$(9,247)	$372,677,678
Net asset value per common share at period end	$12.65	$—	$12.65

	Year ended September 30, 2014
Consolidated Statement of Cash Flows:	As previously reported	Adjustment	As revised (1)
Net increase in net assets resulting from operations	$9,235,595	$128,362	$9,363,957
Net unrealized appreciation on investments	(4,150)	(2,250,492)	(2,254,642)
Net realized gain on investments	(269,981)	(1,075,453)	(1,345,434)
Recognition of fee income	(5,712,050)	3,672,359	(2,039,691)
Accretion of original issue discount on investments	(50,074)	(346,414)	(396,488)
Fee income received	5,755,018	(3,672,359)	2,082,659
Increase in base management fee and incentive fee payable	1,395,064	(128,362)	1,266,702
Purchases of investments and net revolver activity	(404,197,284)	3,672,359	(400,524,925)
Net cash used in operating activities	(214,529,206)	—	(214,529,206)
Net increase in cash and cash equivalents	55,082,929	—	55,082,929
Cash and cash equivalents, beginning of period	52,346,831	—	52,346,831
Cash and cash equivalents, end of period	$107,429,760	$—	$107,429,760
____________
(1) Revised amounts may not sum due to rounding.

Refer to Note 15 for more detail on the revised quarterly financial information for the fiscal years 2015 and 2014.
Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, director fees payable were previously included within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Asset and Liabilities. Director fees payable are now reported separately in the Consolidated Statements of Assets and Liabilities.
Note 3. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services-Investment Companies ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain of the subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
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
The fair value of each of the Company's investments at September 30, 2016 and September 30, 2015 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of September 30, 2016, 86.5% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
For the Company’s secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the loan sales is recorded within interest expense in the Consolidated Statements of Operations.
The Company generally recognizes dividend income on the ex-dividend date.
The Company has investments in debt securities which contain PIK interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.
Fee income consists of the monthly servicing fees, advisory fees, amendment fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
Cash and Cash Equivalents:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company's Consolidated Schedule of Investments.
Restricted Cash:
As of September 30, 2016, included in restricted cash was $9.0 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 7 — Borrowings). Pursuant to the terms of the Citibank facility, the Company is restricted in terms of access to $3.5 million until such time as the Company submits its required monthly reporting schedules. As of September 30, 2016, $5.5 million of cash held in connection with the 2015 Debt Securitization was restricted.
As of September 30, 2015, included in restricted cash was $11.3 million that was held at Wells Fargo Bank, N.A. and U.S. Bank, National Association in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 7 — Borrowings). Pursuant to the terms of the Citibank facility, the Company is restricted in terms of access to $3.0 million until such time as the Company submits its required monthly reporting schedules. As of September 30, 2015, $8.3 million of cash held in connection with the 2015 Debt Securitization was restricted.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Receivables/Payables from Unsettled Transactions:
Receivables/payables from unsettled transactions consists of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of the Company's credit facilities and debt securitization and are capitalized at the time of payment. Deferred financing costs are amortized either using the straight line method or effective interest method over the terms of the respective credit arrangement, as appropriate. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the year ended September 30, 2016. There were $0.1 million of offering costs charged to capital during the year ended September 30, 2015.
Amounts Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that gets redistributed to syndication partners. If not redistributed by the reporting date, a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities.
Secured Borrowings:
The Company follows the guidance in ASC 860 when accounting for loan participations and other loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sales to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as secured borrowings until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 7 for additional information.
Fair Value Option:
The Company elected the fair value option for its secured borrowings under FSAB ASC Topic 825 Financial Instruments - Fair Value Option ("ASC 825"), which had a cost basis of $5.0 million in the aggregate as of September 30, 2016. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the loan sales mentioned above.
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs", "credit facilities payable", and "notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to FSC CT," "directors fees payable," "interest payable," "amounts payable to syndication partners," and "payables from unsettled transactions" approximate fair value due to their short maturities.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income in accordance with the tax rules; however,

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company incurred a de minimis federal excise tax for calendar year 2013. The Company did not incur a federal excise tax for calendar years 2014 and 2015 and does not expect to incur a federal excise tax for calendar year 2016. The Company may incur a federal excise tax in future years.
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
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2013, 2014 or 2015. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is not expected to have a material effect on the consolidated financial statements as it will result only in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the year ended September 30, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.

Note 4. Portfolio Investments
At September 30, 2016, 176.0% of net assets at fair value, or $573.6 million, was invested in 63 portfolio investments, including 19.4% of net assets, or $63.3 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC ("FSFR Glick JV"), and 8.8% of net assets, or $28.8 million, was invested in cash and cash equivalents (including $9.0 million of restricted cash). In comparison, at September 30, 2015, 174.8% of net assets at fair value, or $623.6 million, was invested in 64 portfolio investments, including 16.0% of net assets, or $57.2 million, in subordinated notes and LLC equity interests of FSFR Glick JV, and 14.8% of net assets, or $52.7 million, was invested in cash and cash equivalents (including $11.3 million of restricted cash). As of September 30, 2016, 87.6% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 9.9% consisted of investments in the subordinated notes of FSFR Glick JV, 1.1% consisted of investments in the LLC equity interests of FSFR Glick JV and 1.4% consisted of equity investments in other portfolio companies. As of September 30, 2015, 90.7% of the Company's portfolio at fair value, consisted of senior secured debt investments that bore interest at floating rates which are secured by first or second priority liens on the assets of the portfolio companies, 8.4% consisted of investments in the subordinated notes of FSFR Glick JV, 0.7% consisted of investments in the LLC equity interests of FSFR Glick JV and 0.2% consisted of equity investments on other portfolio companies.
During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $(17.0) million, $(12.8) million and $2.3 million, respectively. During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Company recorded net realized gains (losses) on investments of $(12.8) million, $0.4 million and $1.3 million, respectively.
The composition of the Company's investments as of September 30, 2016 and September 30, 2015 at cost and fair value was as follows:

	September 30, 2016		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$518,778,491	$502,385,158	$574,038,984	$565,526,453
Investments in equity securities (common stock, preferred stock and warrants)	10,572,966	7,902,556	500,000	964,100
Debt investment in FSFR Glick JV	64,005,755	56,885,646	53,095,597	52,603,346
Equity investment in FSFR Glick JV	7,111,751	6,431,021	5,882,376	4,553,575
Total	$600,468,963	$573,604,381	$633,516,957	$623,647,474

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2016, on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$502,385,158	$502,385,158
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	56,885,646	56,885,646
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	14,333,577	14,333,577
Total investments at fair value	—	—	573,604,381	573,604,381
Cash and cash equivalents	19,778,841	—	—	19,778,841
Total assets at fair value	$19,778,841	$—	$573,604,381	$593,383,222
Secured borrowings	—	—	4,985,425	4,985,425
Total liabilities at fair value	$—	$—	$4,985,425	$4,985,425
The following table presents the financial instruments carried at fair value as of September 30, 2015, on the Company's Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$565,526,453	$565,526,453
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	52,603,346	52,603,346
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	5,517,675	5,517,675
Total investments at fair value	—	—	623,647,474	623,647,474
Cash and cash equivalents	41,433,301	—	—	41,433,301
Total assets at fair value	$41,433,301	$—	$623,647,474	$665,080,775

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to September 30, 2016, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV	Total	Secured Borrowings
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$5,517,675	$623,647,474	$—
New investments & net revolver activity	276,326,738	11,064,375	11,302,341	298,693,454	5,000,000
Redemptions/repayments	(320,847,550)	(154,217)	—	(321,001,767)	—
Net accrual of PIK interest income	88,839	—	—	88,839	—
Accretion of original issue discount	1,924,087	—	—	1,924,087	—
Net change in unearned income	17,170	—	—	17,170	—
Net unrealized depreciation on investments	(7,880,802)	(6,627,858)	(2,486,439)	(16,995,099)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	(14,575)
Net realized loss on investments	(12,769,777)	—	—	(12,769,777)	—
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$14,333,577	$573,604,381	$4,985,425
Net unrealized depreciation relating to Level 3 assets and liabilities still held at September 30, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized depreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2016	$(10,913,833)	$(6,627,858)	$(2,486,439)	$(20,028,130)	$(14,575)

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to September 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV	Total
Fair value at September 30, 2014	$299,333,407	$—	$667,990	$300,001,397
New investments & net revolver activity	886,999,489	53,095,597	5,882,376	945,977,462
Redemptions/repayments	(611,505,632)	—	—	(611,505,632)
Accretion of original issue discount	1,634,191	—	—	1,634,191
Net change in unearned income	(93,996)	—	—	(93,996)
Net unrealized depreciation on investments	(11,247,226)	(492,251)	(1,032,691)	(12,772,168)
Net realized gain on investments	406,220	—	—	406,220
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$5,517,675	$623,647,474
Net unrealized depreciation relating to Level 3 assets still held at September 30, 2015 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2015	$(10,273,110)	$(492,251)	$(1,032,691)	$(11,798,052)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$270,620,843	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.1%
			Tranche specific risk premium / (discount)	(a)	(4.5)%	-	5.3%	(1.4)%
			Size premium	(a)	0.0%	-	1.5%	0.8%
			Industry premium / (discount)	(a)	(1.3)%	-	5.4%	0.3%
	12,440,322	Market and income approach	Weighted average cost of capital		23.0%	-	23.0%	23.0%
			Company specific risk premium	(a)	15.0%	-	15.0%	15.0%
			Revenue growth rate		6.0%	-	6.0%	6.0%
			Revenue multiple	(b)	1.1x	-	1.1x	1.1x
	33,036,389	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	186,287,604	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	56,885,646	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	1.9%	-	1.9%	1.9%
FSFR Glick JV equity interests	6,431,021	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & Common Equity	7,902,556	Market and income approaches	Weighted average cost of capital		14.0%	-	18.0%	14.5%
			Company specific risk premium	(a)	1.0%	-	2.0%	1.9%
			Revenue growth rate		(21.6)%	-	57.8%	(12.0)%
			EBITDA/Revenue multiple	(b)	1.0x	-	18.0x	3.1x
Total	$573,604,381

Liabilities	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
Secured borrowings	$4,985,425	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A

Total	$4,985,425
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) Used when there is an observable transaction or pending event for the investment.
(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.

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
(d) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.
Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$107,426,800	$107,426,800	$—	$—	$107,426,800
Notes payable	180,000,000	180,000,000	—	—	180,000,000
Total	$287,426,800	$287,426,800	$—	$—	$287,426,800

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2015 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$136,659,800	$136,659,800	$—	$—	$136,659,800
Notes payable	186,366,000	186,366,000	—	—	186,366,000
Total	$323,025,800	$323,025,800	$—	$—	$323,025,800
The carrying value of the Citibank credit facility payable and notes payable approximate their fair values and are included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2016		September 30, 2015
Cost:
Senior secured debt	$518,778,491	86.40%	$574,038,984	90.61%
Subordinated notes of FSFR Glick JV	64,005,755	10.66	53,095,597	8.38
LLC equity interests of FSFR Glick JV	7,111,751	1.18	5,882,376	0.93
Purchased equity	10,572,966	1.76	500,000	0.08
Equity grants	—	—	—	—
Total	$600,468,963	100.00%	$633,516,957	100.00%
Fair Value:
Senior secured debt	$502,385,158	87.58%	$565,526,453	90.68%
Subordinated notes of FSFR Glick JV	56,885,646	9.92	52,603,346	8.43
LLC equity interests of FSFR Glick JV	6,431,021	1.12	4,553,575	0.73
Purchased equity	7,782,214	1.36	809,394	0.13
Equity grants	120,342	0.02	154,706	0.03
Total	$573,604,381	100.00%	$623,647,474	100.00%

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

	September 30, 2016		September 30, 2015
Cost:
Northeast U.S.	$223,662,953	37.25%	$215,112,970	33.96%
Southwest U.S.	123,909,372	20.64	124,389,488	19.63
West U.S.	84,992,619	14.15	117,699,067	18.58
Midwest U.S.	77,086,840	12.84	80,106,244	12.64
Southeast U.S.	76,201,785	12.69	80,767,518	12.75
International	14,615,394	2.43	15,441,670	2.44
Total	$600,468,963	100.00%	$633,516,957	100.00%

Fair Value:
Northeast U.S.	$208,857,837	36.41%	$211,240,832	33.87%
Southwest U.S.	124,470,758	21.70	125,336,010	20.10
West U.S.	85,344,025	14.88	116,741,778	18.72
Southeast U.S.	76,053,964	13.26	80,689,139	12.94
Midwest U.S.	65,672,577	11.45	74,335,868	11.92
International	13,205,220	2.30	15,303,847	2.45
Total	$573,604,381	100.00%	$623,647,474	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2016		September 30, 2015
Cost:
Internet software & services	$132,462,581	22.07%	$144,406,294	22.79%
Healthcare services	88,865,063	14.80	89,505,451	14.13
Multi-sector holdings	71,117,506	11.84	58,977,973	9.31
Advertising	48,396,135	8.06	43,467,983	6.86
Application software	32,100,672	5.35	21,328,090	3.37
Integrated telecommunication services	24,385,644	4.06	38,058,587	6.01
Specialized consumer services	22,605,271	3.76	28,717,092	4.53
Diversified support services	19,714,868	3.28	29,579,949	4.67
Security & alarm services	17,835,147	2.97	17,760,120	2.80
Research & consulting services	17,128,420	2.85	9,283,714	1.47
Education services	15,262,322	2.54	21,743,979	3.43
Electronic equipment & instruments	10,942,464	1.82	13,720,000	2.17
Data processing & outsourced services	9,835,238	1.64	13,581,348	2.14
Pharmaceuticals	9,162,870	1.53	9,825,000	1.55
IT consulting & other services	8,811,481	1.47	11,953,631	1.89
Diversified capital markets	8,685,189	1.45	8,756,158	1.38
Food retail	6,889,930	1.15	10,300,523	1.63
Environmental & facilities services	6,391,836	1.06	9,997,808	1.58
Commercial printing	5,912,694	0.98	—	—
Construction and engineering	5,907,850	0.98	5,945,467	0.94
Wireless telecommunication services	5,719,729	0.95	5,746,610	0.91
Food distributors	5,711,496	0.95	8,912,991	1.41
Restaurants	5,000,000	0.83	—	—
Healthcare technology	4,856,420	0.81	4,959,398	0.78
Oil & gas equipment & services	4,177,081	0.70	4,418,746	0.70
Computer hardware	3,956,802	0.66	4,099,489	0.65
Industrial machinery	3,826,203	0.64	3,970,000	0.63
Fertilizers & agricultural chemicals	3,522,668	0.59	3,713,056	0.57
Personal products	1,285,383	0.21	10,787,500	1.70
Total	$600,468,963	100.00%	$633,516,957	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016		September 30, 2015
Fair Value:
Internet software & services	$119,438,318	20.82%	$139,324,155	22.34%
Healthcare services	83,972,780	14.64	86,013,066	13.79
Multi-sector holdings	63,316,667	11.04	57,156,921	9.16
Advertising	48,684,948	8.49	43,579,408	6.99
Application software	32,405,166	5.65	21,882,649	3.51
Integrated telecommunication services	24,637,968	4.30	38,288,184	6.14
Specialized consumer services	22,538,791	3.93	28,795,048	4.62
Diversified support services	19,597,622	3.42	29,476,672	4.73
Security & alarm services	17,865,123	3.11	17,763,106	2.85
Research & consulting services	17,162,244	2.99	9,316,658	1.49
Education services	15,293,164	2.67	21,386,129	3.43
Electronic equipment & instruments	10,912,302	1.90	13,717,288	2.20
Data processing & outsourced services	9,820,000	1.71	13,681,960	2.19
Pharmaceuticals	9,033,850	1.57	9,819,438	1.57
IT consulting & other services	8,884,236	1.55	12,082,836	1.94
Diversified capital markets	8,763,486	1.53	8,831,807	1.42
Food retail	7,011,442	1.22	10,432,750	1.67
Environmental & facilities services	6,540,239	1.14	10,000,000	1.60
Commercial printing	5,929,733	1.03	—	—
Construction and engineering	5,768,770	1.01	5,908,869	0.95
Food distributors	5,623,604	0.98	8,970,000	1.44
Restaurants	4,985,425	0.87	—	—
Healthcare technology	4,747,016	0.83	4,838,813	0.78
Wireless telecommunication services	4,231,659	0.74	5,454,246	0.87
Oil & gas equipment & services	4,090,429	0.71	4,364,794	0.70
Computer hardware	3,903,567	0.68	4,121,614	0.66
Industrial machinery	3,778,376	0.66	3,867,602	0.62
Fertilizers & agricultural chemicals	3,377,146	0.59	3,754,945	0.61
Personal products	1,290,310	0.22	10,818,516	1.73
Total	$573,604,381	100.00%	$623,647,474	100.00%

The Company's investments are generally in middle market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value at September 30, 2016, which is as follows:

September 30, 2016
FSFR Glick JV LLC	11.0%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. The individual investment that produced investment income that exceeded 10% of total investment income for the year ended September 30, 2016 is as follows:

	Year ended September 30, 2016
	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$7,777,850	14.6%

For the year ended September 30, 2015, no individual investment exceeded 10% of the total investment portfolio at fair value or total investment income.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of September 30, 2016 and September 30, 2015, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of September 30, 2016 and September 30, 2015, FSFR Glick JV had total assets of $201.1 million and $190.4 million, respectively. As of September 30, 2016, the Company's investment in FSFR Glick JV consisted of LLC equity interests of $6.4 million and Subordinated Notes of $56.9 million, at fair value. As of September 30, 2015, the Company's investment consisted of LLC equity interests of $4.6 million and Subordinated Notes of $52.6 million, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 36 and 29 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2016 and September 30, 2015, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of September 30, 2016 and September 30, 2015, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million and $67.4 million in aggregate commitments were funded as of September 30, 2016 and September 30, 2015, respectively, of which $71.1 million and $59.0 million, respectively, was from the Company. As of September 30, 2016, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.7 million was unfunded. As of September 30, 2016, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded. As of September 30, 2015, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $25.7 million was unfunded. As of September 30, 2015, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $2.9 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both September 30, 2016 and September 30, 2015. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of September 30, 2016 and September 30, 2015. Under the Credit Suisse facility, $124.6 million and $122.4 million of borrowings were outstanding as of September 30, 2016 and September 30, 2015, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Senior secured loans (1)	$194,346,557	$186,764,451
Weighted average current interest rate on senior secured loans (2)	7.08%	6.93%
Number of borrowers in FSFR Glick JV	36	29
Largest loan exposure to a single borrower (1)	$12,641,009	$14,777,933
Total of five largest loan exposures to borrowers (1)	$49,318,344	$58,331,216
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of September 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,339,146	$2,336,840	$2,322,917
	Healthcare services	119,910.76 Class B Preferred Units			—	119,911	131,369
	Healthcare services	368.96 Class A Common Units			—	2,174,034	981,348
Total Ameritox, Ltd					2,339,146	4,630,785	3,435,634
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,265,865
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,641,009	12,554,571	12,538,499
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,392,405	7,306,444	7,420,127
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	6,900,283	6,808,009	5,744,139
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,125,000	9,125,000	9,099,254
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	1,793,550	1,779,633	1,784,582
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,570,471	2,567,575	2,556,891
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,840,000	6,832,715	6,803,695
Total Teaching Strategies, LLC					9,410,471	9,400,290	9,360,586
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	7,179,097	7,144,396	7,144,248
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,291,864	8,267,671	7,960,189
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	7,034,441	7,010,963	7,015,051
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,850,000	9,672,034	9,772,706
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,438,750	3,452,038	3,412,959
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,958,409	2,782,500
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,304,900	2,308,815	2,277,114
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,096,666	2,094,658	1,978,729
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,041,357	2,014,233	1,755,567
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,909,774	5,915,626	5,776,805

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,940,000	3,926,700	3,959,700
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8,000,000	7,842,222	7,920,000
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,168,500	4,133,700	4,147,658
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	642,692	581,620	645,155
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,853,704	3,837,366	3,844,069
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,730,937	5,707,511	5,702,282
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,922,316	3,039,954
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,850,000	7,773,386	7,727,344
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/17/2022	LIBOR+5.75% (1% floor) cash	6,477,948	6,392,100	6,226,928
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,451,250	6,393,472	6,443,186
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,960,000	3,906,498	4,026,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,970,390	3,948,754	3,950,538
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,963,924	4,814,658	4,889,465
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,920,000	1,916,612	1,919,232
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,962,500	4,912,596	4,967,689
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,900,000	3,839,938	3,954,402
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,406,250	7,261,422	7,386,738
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,500,000	4,433,644	4,432,500
Total Portfolio Investments					$194,346,557	$194,624,798	$188,708,220
__________
(1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of September 30, 2016.
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
(5) This investment was on cash non-accrual status as of September 30, 2016.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Portfolio as of September 30, 2015

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Accruent, LLC (3)	Internet software & services	First Lien Term Loan	11/25/2019	LIBOR +6.25% (1% floor) cash	$14,777,933	$14,576,963	$14,853,895
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	6/23/2019	LIBOR+7.5% (1% floor) cash	7,794,458	7,661,251	7,048,923
Answers Corporation (3)	Internet software & services	First Lien Term Loan	10/1/2021	LIBOR+5.25% (1% floor) cash	7,959,900	7,658,675	5,857,173
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	13,665,783	13,549,710	13,549,671
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,797,468	7,684,361	7,551,848
Idera, Inc. (3)	Internet software & services	First Lien Term Loan	11/5/2020	LIBOR+5.5% (0.5% floor) cash	3,160,000	3,134,841	3,160,000
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash	8,398,019	8,283,147	8,310,898
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,562,500	9,562,500	9,459,652
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,435,442	2,429,788	2,423,265
Teaching Strategies, LLC (3)	Education services	First Lien Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,695,442	2,691,552	2,673,135
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	7,020,000	7,010,218	6,961,725
Total Teaching Strategies, LLC					9,715,442	9,701,770	9,634,860
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+5% (1% floor) cash	7,332,387	7,286,727	7,232,017
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	5,970,000	6,004,722	5,977,463
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	8,820,000	8,749,565	8,818,256
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,950,000	9,721,186	9,882,838
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,473,750	3,490,164	3,460,723
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,950,227	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,328,300	2,333,155	2,310,838
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,152,041	2,149,579	2,143,971
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,064,508	2,027,520	2,000,003
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.25% (1% floor) cash	5,969,925	5,977,239	5,910,225
Language Line, LLC (3)	Integrated telecommunication services	First Lien Term Loan	7/7/2021	LIBOR+5.5% (1% floor) cash	10,000,000	10,013,409	10,020,850
All Web Leads, Inc. (3)	Advertising	First Lien Term Loan	6/30/2020	LIBOR+6.5% (1% floor) cash	9,937,500	9,700,212	9,884,905
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,980,000	3,961,380	3,970,050
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	6/23/2022	LIBOR+5.25% (0.75% floor) cash	7,980,000	7,999,277	7,960,050
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,200,000	4,158,000	4,179,000
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	3,000,000	2,926,072	3,000,000
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	4,000,000	3,980,282	3,980,000
Worley Claims Services, LLC (3)	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	4,339,095	4,317,702	4,317,400
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,910,947	3,000,000
Total Portfolio Investments					$186,764,451	$184,900,371	$182,823,774

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amortized cost and fair value of the Subordinated Notes held by the Company was $64.0 million and $56.9 million, respectively, as of September 30, 2016 and $53.1 million and $52.6 million, respectively, as of September 30, 2015. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the years ended September 30, 2016 and September 30, 2015, the Company earned interest income of $5.1 million and $1.8 million, respectively, on its investment in the Subordinated Notes. The cost and fair value of the LLC equity interests held by the Company was $7.1 million and $6.4 million, respectively, as of September 30, 2016 and $5.9 million and $4.6 million, respectively, as of September 30, 2015. The Company earned dividend income of $2.7 million and $0.7 million for the years ended September 30, 2016 and September 30, 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for FSFR Glick JV as of September 30, 2016 and September 30, 2015 and for the years ended September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2016: $194,624,798; cost September 30, 2015: $184,900,371)	$188,708,220	$182,823,774
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	4,985,425	—
Cash and cash equivalents	980,605	3,127,824
Restricted cash	3,343,303	2,188,133
Receivable from unsettled transactions	952,591	—
Other assets	2,162,942	2,253,143
Total assets	$201,133,086	$190,392,874

Senior credit facility payable	$124,615,636	$122,380,636
Subordinated notes payable at fair value (proceeds September 30, 2016: $73,149,434; proceeds September 30, 2015: $60,680,682)	65,012,167	60,118,109
Other liabilities	4,196,688	2,690,043
Total liabilities	$193,824,491	$185,188,788
Members' equity	7,308,595	5,204,086
Total liabilities and members' equity	$201,133,086	$190,392,874

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended September 30, 2016	Year ended September 30, 2015
Selected Statement of Operations Information:
Interest income	$14,109,946	$4,295,162
PIK interest income	33,170	—
Fee income	95,756	—
Total investment income	14,238,872	4,295,162
Interest expense	10,780,919	3,408,486
Other expenses	283,267	56,281
Total expenses (1)	11,064,186	3,464,767
Net unrealized appreciation (depreciation)	3,832,274	(1,514,024)
Realized loss on investments	(3,119,735)	—
Net income (loss)	$3,887,225	$(683,629)
__________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825 — Financial Instruments. The Subordinated Notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the year ended September 30, 2016, the Company sold $48.9 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $47.6 million cash consideration, $1.2 million of subordinated notes in FSFR Glick JV and $0.1 million of LLC equity interests in FSFR Glick JV. The Company realized a loss of $0.5 million on these transactions. During the year ended September 30, 2015, the Company sold $179.8 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $121.0 million cash consideration, $52.9 million of subordinated notes in FSFR Glick JV and $5.9 million of LLC equity interests in FSFR Glick JV. The Company recognized a $2.0 million realized loss on these transactions.
In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis for all periods presented, the Company determined that FSFR Glick JV is a significant subsidiary at a greater than 20% level of significance under at least one of the three relevant tests for the year ended September 30, 2016. Disclosures regarding FSFR Glick JV that satisfy the requirements of Rule 4-08(g) are included in this Note 4. Absent relief from the SEC, we will amend this report within the time frame specified under Rule 3-09 to include the required audited financial statements of FSFR Glick JV.
Note 5. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The majority of fee income is comprised of advisory fees which are recognized at investment close and are non-recurring in nature.
For the year ended September 30, 2016, the Company recorded total fee income of $3.1 million, $0.6 million of which was recurring in nature. For the year ended September 30, 2015, the Company recorded total fee income of $9.7 million, $0.5 million of which was recurring in nature.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the years ended September 30, 2016, September 30, 2015 and September 30, 2014:

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(4,457,617)	$15,912,082	$9,363,957
Weighted average common shares outstanding	29,466,768	29,466,768	9,290,330
Earnings (loss) per common share — basic and diluted	$(0.15)	$0.54	$1.01
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount equal to at least 90% of its investment company taxable income in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
For income tax purposes, the Company estimates that its distributions for the calendar year will be composed primarily of ordinary income, and the actual character of such distributions will be reflected on the Form 1099-DIV for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the dividend distributions per share that our Board of Directors has paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock during the years ended September 30, 2016 and September 30, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,210,008	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,578
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,210,008	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,210,007	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,210,007	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,210,008	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,210,008	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,210,008	3,078	26,811
Total for the year ended September 30, 2016				$0.90	$26,520,092	78,499	$650,402

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	$0.30	$8,840,030	23,183	$242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,840,030	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,946,677	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,946,677	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,946,677	14,572	137,463
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,946,677	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.07	2,210,007	4,575	41,121
Total for the year ended September 30, 2015				$1.07	$31,676,775	87,141	$889,511
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
On August 19, 2014, the Company completed a follow-on public offering of 22,800,000 shares of its common stock at the public offering price of $12.91. The net proceeds totaled $276.2 million after deducting underwriting commissions of $17.7 million and offering costs of $0.5 million.
There were no common stock offerings during the years ended September 30, 2016 and September 30, 2015.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On May 28, 2015, the Company completed a $309.0 million debt securitization transaction (the "2015 Debt Securitization"), the proceeds of which were used to repay the entire amount outstanding under the Natixis facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Natixis facility were also terminated. Upon termination of the Natixis facility, the Company accelerated the $2.1 million remaining unamortized fee balance into interest expense during the year ended September 30, 2015. As such, the Company had no borrowings outstanding or capacity available under or interest expense related to the Natixis facility during the year ended September 30, 2016.

Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends January 15, 2018 and the Citibank facility will mature on January 15, 2020. The Citibank facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2016, the Company had $107.4 million outstanding under the Citibank facility. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 2.838% and 2.516% for the years ended September 30, 2016 and September 30, 2015, respectively. For the years ended September 30, 2016 and September 30, 2015, the Company recorded interest expense of $4.1 million and $2.6 million, respectively, related to the Citibank facility.

East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (the "East West Bank facility"). The East West Bank facility bears an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank facility matures on January 6, 2021. The East West Bank facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2016, the Company had no borrowings outstanding under the East West Bank facility. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company. The Company may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.857% for the period from January 6, 2016 through September 30, 2016. For the year ended September 30, 2016, the Company recorded interest expense of $0.4 million related to the East West Bank facility.

2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 1.55% per annum, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's September 30, 2016 Consolidated Statements of Assets and Liabilities as notes payable. As of September 30, 2016, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

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

The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement. The Company is entitled to a fee for its services as collateral manager. The Company has retained Fifth Street Management LLC, the Company’s Investment Adviser, to furnish collateral management sub-advisory services to the Company pursuant to a sub-collateral management agreement. Fifth Street Management LLC has irrevocably waived and intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

The collateral management agreement does not include any incentive fee payable to the Company as collateral manager or payable to Fifth Street Management LLC as sub-advisor under the sub-collateral management agreement.

Through May 28, 2019, all principal collections received on the underlying collateral may be used by the 2015 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as sub-collateral manager of the 2015 Issuer and in accordance with the Company's investment strategy. All 2015 Notes are scheduled to mature on May 28, 2025.

As of September 30, 2016, there were 49 investments in portfolio companies with a total fair value of $255.8 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the 2015 Notes at September 30, 2016 and 2015 was approximately $1.1 million and $1.5 million, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2016 and September 30, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2016	Year ended September 30, 2015
Interest expense	$4,668,947	$1,476,995
Loan administration fees	79,882	—
Amortization of debt issuance costs	290,104	120,877
Total interest and other debt financing expenses	$5,038,933	$1,597,872
Cash paid for interest expense	$5,136,063	$—
Annualized average interest rate	2.466%	2.390%
Average outstanding balance	$181,782,413	$61,900,170

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the year ended September 30, 2016 is as follows:

				Year ended September 30, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.4691%	180		$3,267,127	$3,009,871
Class A-S Notes	2.2191%	155	(1)	668,956	619,040
Class A-R Notes	2.4691%	180	(2)	308,546	226,798
Class B Notes	3.3191%	265		891,434	813,238
Class C Notes	3.9191%	325	(3)	—	—
Total				$5,136,063	$4,668,947
_______________________
(1) Spread to step-up to 2.10% in October 2016.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were partially undrawn during the year ended September 30, 2016.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense as they are eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of September 30, 2016 and 2015 are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes (1)	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$—	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 1.55%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread to step-up to 2.10% in October 2016.
** Carries a 1.0% undrawn fee.
(1) $6,366,000 outstanding as of September 30, 2015.

     The proceeds of the private placement of the Class A Notes and the Class B Notes of the 2015 Issuer, net of debt issuance costs, may be used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to the creditors of the Company (or any other affiliate of the Company). As part of the 2015 Debt Securitization, the Company entered into master loan sale agreements under which the Company agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the Subordinated 2015 Notes, as

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable. The 2015 Notes are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default. The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.

Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of September 30, 2016, secured borrowings at fair value totaled $5.0 million and the fair value of the investment that is associated with these secured borrowings was $5.0 million. These secured borrowings were the result of the Company's completion of a loan sale of a senior secured debt investment that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and this loan sale was treated as a secured borrowing. During the years ended September 30, 2016, there were $5.0 million of proceeds from secured borrowings. As of September 30, 2016, the Company's secured borrowings bore interest at a rate of 7.0%.
Principal Payments
Scheduled principal payments for debt obligations at September 30, 2016 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2017	2018	2019	2020	2021 and Thereafter
Citibank facility	$107,426,800	$—	$—	$—	$107,426,800	$—
Notes Payable	180,000,000	—	—	—	—	180,000,000
Secured borrowings	5,000,000	—	—	—	—	5,000,000
Total	$292,426,800	$—	$—	$—	$107,426,800	$185,000,000

Note 8. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

PIK interest on certain of the Company's debt investments, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company's full write-down of such loan or debt security.

Accumulated PIK interest was $0.1 million as of September 30, 2016. The Company did not have any accumulated PIK interest as of September 30, 2015.

As of September 30, 2016 and 2015, there was one investment on which the Company stopped accruing cash and/or PIK interest or OID income. As of September 30, 2014, there were no investments on which the Company had stopped accruing cash and/or PIK interest or OID income.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2016 and September 30, 2015 were as follows:

	September 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$563,757,229	96.74%	$552,114,644	98.72%	$619,529,324	98.79%	$613,701,960	99.28%
PIK non-accrual (paying) (1)	—	—	—	—	7,605,257	1.21	4,427,839	0.72
Cash non-accrual (nonpaying) (1)	19,027,017	3.26	7,156,160	1.28	—	—	—	—
Total	$582,784,246	100.00%	$559,270,804	100.00%	$627,134,581	100.00%	$618,129,799	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2016	September 30, 2015
Answers Corporation (2)	Cash non-accrual (1)	PIK non-accrual (1)

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)
As of September 30, 2015, only the Company's investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status. As of September 30, 2016, the Company's investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status.

Income non-accrual amounts for the years ended September 30, 2016 and 2015 are presented in the following table.

	Year ended September 30, 2016	Year ended September 30, 2015
Cash interest income	$1,136,652	$—
OID income	57,735	13,816
Total	$1,194,387	$13,816

Note 9. Taxable/Distributable Income and Dividend Distributions
Taxable income may differ from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and secured borrowings, as gains and losses are not included in taxable income until they are realized; (2) origination fees received in connection with investments in portfolio companies; (3) recognition of interest income on certain loans; and (4) income or loss recognition on exited investments.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the years ended September 30, 2016 and September 30, 2015, including cumulative prior period items related to the Revision:

	Year ended September 30, 2016	Year ended September 30, 2015
Net increase (decrease) in net assets resulting from operations	$(4,457,617)	$15,912,082
Net unrealized depreciation on investments and secured borrowings	16,980,524	12,772,168
Book/tax difference due to deferred loan fees	(94,659)	3,677,142
Book/tax difference due to interest income on certain loans	1,136,652	—
Book/tax difference due to capital losses not recognized	12,769,777	—
Other book/tax differences	(79,467)	2,035,345
Other nondeductible expenses	—	—
Taxable/Distributable Income (1)	$26,255,210	$34,396,737

__________________

(1)
The Company's taxable income for the year ended September 30, 2016 is an estimate and will not be finally determined until the Company files its tax return for the fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2016, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$2,459,655
Net realized capital gains (losses)	(12,690,311)
Unrealized gains, net	(16,980,523)
The effect of the permanent book/tax reclassifications during the fiscal year ended September 30, 2016 resulted in an increase (decrease) to the components of net assets on the Consolidated Statements of Assets and Liabilities as of September 30, 2016 as follows:

Undistributed Net Investment Income	$2,640,496
Accumulated Net Realized Gain/(Loss) on Investments	(3,755,949)
Paid-In Capital	(1,115,453)
For financial reporting purposes, capital accounts have been adjusted to reflect the tax character of permanent book/tax differences.  Reclassifications are primarily due to the tax treatment of prepayment fees, nondeductible excise taxes paid, reclassification of distributions paid.
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
As a RIC, the Company is also subject to a federal excise tax based on distribution requirements of its taxable income on a calendar year basis (e.g. calendar year 2015). The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company incurred a de minimis U.S. federal excise tax for calendar year 2013. The Company did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and does not expect to incur a U.S. federal excise tax for calendar year 2016.
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
During the year ended September 30, 2016, the Company recorded investment realization events, including the following:

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

•
In August 2016, the Company received a cash payment of $5.8 million from Smile Brands Group Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In September 2016, the Company received a cash payment of $14.0 million from Language Line, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In September 2016, the Company received a cash payment of $5.9 million from Aptos, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2016, the Company received cash payments of $163.3 million in connection with syndications and sales of debt investments and recorded a net realized gain of $0.2 million.

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

•
In August 2015, the Company received a cash payment of $14.3 million from AMAG Pharmaceuticals, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2015, the Company received cash payments of $480.4 million in connection with full or partial sales of debt investments and recorded a net realized gain of $0.4 million.

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

•
In August 2014, the Company received a cash payment of $7.5 million from TriMark USA LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the year ended September 30, 2014, the Company received cash payments of $120.6 million in connection with full or partial payoffs and sales of debt securities and recorded a net realized gain of $1.3 million.

During the year ended September 30, 2016, the Company recorded net unrealized depreciation of $17.0 million. This consisted of $17.5 million of net unrealized depreciation on debt investments and $2.5 million of net unrealized depreciation on equity investments, offset by $3.0 million of net reclassifications to realized loss (resulting in unrealized appreciation). During the year ended September 30, 2015, the Company recorded net unrealized depreciation of $12.8 million. This consisted of $11.8 million of net unrealized depreciation on debt investments and $1.0 million of net unrealized depreciation on equity investments. During the year ended September 30, 2014, the Company recorded net unrealized appreciation of $2.3 million, consisting of $2.1 million of unrealized appreciation on debt investments and $0.2 million of unrealized appreciation on equity investments.

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
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, base management fees (net of waivers, if any) were $6.1 million, $5.9 million and $1.6 million, respectively.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 1.5% per quarter, subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.5% (the "preferred return" or "hurdle");

•
50% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the "catch-up." The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle and there is no delay of payment if prior quarters are below the quarterly hurdle.
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Part I incentive fee was $5.2 million, $5.7 million and $0.7 million, respectively.
The second part ("Part II incentive fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the year ended September 30, 2015, $0.8 million of the Part II incentive fee was reversed due to unrealized losses on the investment portfolio. For the year ended September 30, 2014, the Part II incentive fee was $0.8 million. For

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the year ended September 30, 2016, there was no Part II incentive fee. From inception to date, the Company has paid aggregate Part II incentive fees of approximately $0.1 million.
GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under the investment advisory agreement, and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the investment advisory agreement will be consistent with the formula reflected in the investment advisory agreement. The Company does not currently accrue for capital gain incentive fees due to the accumulated realized and unrealized losses in the portfolio.
At September 30, 2016 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $3.0 million and $2.1 million, respectively, reflecting the unpaid portion of the base management fee and incentive fees payable to the Investment Adviser.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Investment Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser.
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT LLC, a wholly-owned subsidiary of the Investment Adviser ("FSC CT"), under substantially similar terms as its prior administration agreement with FSC CT, Inc. Under the administration agreement, FSC CT provides administrative services for the Company, including providing the Company with office facilities, including its principal executive offices, and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. FSCT CT may also provide, on behalf of the Company, managerial assistance to its portfolio companies. For providing these services, facilities and personnel, the Company reimburses FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. The Company utilizes office space that is leased by FSC CT from an affiliate controlled by the chief executive officer of the Investment Adviser and FSC CT, Mr. Leonard M. Tannenbaum. The Company also utilizes additional office space that is leased by affiliates of the Investment Adviser and FSC CT in Chicago, IL and Miami Beach, FL. Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the year ended September 30, 2016, the Company accrued administrative expenses of $1.2 million, including $0.7 million of general and administrative expenses. For the years ended September 30, 2015 and September 30, 2014, the Company accrued administrative expenses of $1.3 million, including $0.5 million of general and administrative expenses, and $0.7 million, including $0.2 million of general and administrative expenses, respectively. At September 30, 2016 and September 30, 2015, $0.4 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
Common stock held by FSAM
As of September 30, 2016, FSAM held 1,381,752 shares of FSFR common stock, which represents approximately 4.7% of FSFR common stock outstanding.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Financial Highlights

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Net asset value at beginning of period	$12.11	$12.65	$15.11	$—
Net investment income (5)	0.86	0.96	0.62	—
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	(0.58)	(0.43)	0.24	0.12
Net realized gain (loss) on investments (5)	(0.43)	0.01	0.14	0.01
Distributions to stockholders (5)	(0.90)	(1.07)	(0.62)	—
Tax return of capital (5)	—	—	(0.39)	—
Net issuance of common stock (5)	—	(0.01)	(2.45)	14.98
Net asset value at end of period	$11.06	$12.11	$12.65	$15.11
Per share market value at beginning of period	$8.73	$11.82	$13.54	$15.00
Per share market value at end of period	$8.56	$8.73	$11.82	$13.54
Total return (1)	9.44%	(15.76)%	(8.20)%	(9.73)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	6,666,768	100
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	6,666,768
Net assets at beginning of period	$356,807,103	$372,677,678	$100,705,269	$1,500
Net assets at end of period	$325,829,394	$356,807,103	$372,677,678	$100,705,269
Average net assets (2)	$332,486,362	$368,839,422	$132,873,801	$80,133,138
Ratio of net investment income to average net assets (3)	7.59%	7.67%	4.34%	0.08%
Ratio of total expenses to average net assets (3)	8.44%	6.29%	5.20%	2.14%
Ratio of base management fee waiver to average net assets (3)	—%	— %	(0.12)%	— %
Ratio of net expenses to average net assets (3)	8.44%	6.29%	5.08%	2.14%
Ratio of portfolio turnover to average investments at fair value	28.02%	21.48%	78.96%	16.44%
Weighted average outstanding debt (4)	$303,204,218	$243,240,691	$49,833,018	$—
Average debt per share (5)	$10.29	$8.25	$5.36	$—
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

Note 14. Commitments and Contingencies

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Finance Corp. (“FSC”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain FSC and FSAM securities class actions and the FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2016 and September 30, 2015, off-balance sheet arrangements consisted of $52.8 million and $76.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. The Company believes that its assets will provide adequate cover to satisfy all of our unfunded commitments as of September 30, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of September 30, 2016 and September 30, 2015 is shown in the table below:

	September 30, 2016	September 30, 2015
FSFR Glick JV LLC	$16,382,494	$28,522,027
TIBCO Software, Inc.	5,300,000	5,300,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	2,454,572
Motion Recruitment Partners LLC	2,900,000	2,900,000
Legalzoom.com, Inc.	2,607,018	2,607,018
Teaching Strategies, LLC	2,400,000	2,400,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Dynatect Group Holdings, Inc.	1,800,000	1,800,000
My Alarm Center, LLC	1,212,472	1,287,499
Baart Programs, Inc.	1,000,000	—
TrialCard Incorporated	850,000	850,000
Executive Consulting Group, Inc.	800,000	4,800,000
Internet Pipeline, Inc.	800,000	800,000
NextCare, Inc.	—	1,221,621
Valet Merger Sub, Inc.	333,333	1,000,000
Sailpoint Technologies, inc.	200,000	—
OBHG Management Services, LLC	100,000	—
Accruent, LLC	85,000	—
4 Over International, LLC	68,452	—
Landslide Holdings, Inc.	—	5,000,000
Idera, Inc.	—	2,400,000
Ameritox Ltd.	—	1,000,000
Total	$52,770,896	$76,816,327

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for Fifth Street Senior Floating Rate Corp. for the years ended September 30, 2016, 2015 and 2014 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014 (revised)	June 30, 2014 (revised)	March 31, 2014 (revised)	December 31, 2013 (revised)
Total investment income	$13,203	$13,114	$13,195	$13,914	$14,068	$14,140	$11,341	$11,923	$4,918	$3,043	$2,910	$1,646
Net investment income	6,342	6,164	5,785	7,002	7,402	7,086	6,294	7,496	2,297	1,263	1,438	765
Net realized and unrealized gain (loss)	2,251	(5,248)	(6,445)	(20,308)	(7,115)	(4,632)	393	(1,012)	2,070	733	409	389
Net increase (decrease) in net assets resulting from operations	8,593	916	(660)	(13,306)	287	2,454	6,687	6,484	4,367	1,996	1,847	1,154
Net assets	325,829	323,866	329,580	334,661	356,807	361,782	368,168	370,322	372,678	100,969	100,773	100,459
Total investment income per common share	$0.45	$0.45	$0.45	$0.47	$0.48	$0.48	$0.38	$0.40	$0.29	$0.46	$0.44	$0.25
Net investment income per common share	0.22	0.21	0.20	0.24	0.25	0.24	0.21	0.25	0.13	0.19	0.22	0.11
Earnings (loss) per common share	0.29	0.03	(0.02)	(0.45)	0.01	0.08	0.23	0.22	0.26	0.30	0.28	0.17
Net asset value per common share at period end	11.06	10.99	11.18	11.36	12.11	12.28	12.49	12.57	12.65	15.15	15.12	15.07

During the three months ended September 30, 2015, the Company identified errors in the recognition of fee income from the commencement of operations through June 30, 2015. Refer to Note 2 for additional information regarding these errors.
Note 16. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2016.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2016
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$5,065,350	$52,603,346	$10,910,158	$(6,627,858)	$56,885,646
87.5% LLC equity interest (5)	2,712,500	4,553,575	4,902,020	(3,024,574)	6,431,021
Total Control Investments	$7,777,850	$57,156,921	$15,812,178	$(9,652,432)	$63,316,667

Affiliate Investments
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	$279,587	$—	$6,402,868	$(60,582)	$6,342,286
3,309,873.6 Class A Preferred Units	—	—	3,626,150	—	3,626,150
327,393.6 Class B Preferred Units	—	—	358,679	—	358,679
1,007.36 Class A Units	—	—	5,935,698	(3,256,355)	2,679,343
Total Affiliate Investments	$279,587	$—	$16,323,395	$(3,316,937)	$13,006,458

Total Control & Affiliate Investments	$8,057,437	$57,156,921	$32,135,573	$(12,969,369)	$76,323,125

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data.
These control deficiencies, in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute a material weakness. This material weakness did not result in a material misstatement of the consolidated annual or interim financial statements in the year ended September 30, 2016. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
We have taken and will take a number of actions to remediate this material weakness including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel, outsourcing certain accounting and operation activities and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weakness will be completed prior to the end of calendar year 2017. We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
(d) Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	139

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

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 9, 2016).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
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

10.11
Loan and Security Agreement by and among Registrant, FS Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 21, 2015).

10.12
Loan Sale Agreement by and between Registrant and FS Senior Funding II LLC, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 21, 2015).

10.13
Administration Agreement by and between Registrant and FSC CT LLC dated as of January 1, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on February 9, 2015).

10.14
Amendment No. 3 to the Amended and Restated Credit Agreement by and among the lenders referred to therein, FS Senior Funding LLC, Natixis, New York Branch, and U.S. Bank National Association, dated as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on May 11, 2015).

10.15
Class A-R Note Purchase Agreement, by and among FS Senior Funding Ltd., as issuer, FS Senior Funding CLO LLC, as co-issuer, Natixis, New York Branch, as Class A-R Note Agent, and each of the Class A-R Noteholders parties thereto, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015).

10.16
Master Transfer Agreement by and between Registrant, as the seller, and FS Senior Funding Ltd., as the buyer, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015).

10.17
Collateral Management Agreement by and between FS Senior Funding Ltd., as issuer, and Registrant, as collateral manager, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015).

10.18
Sub-Advisory Agreement between Registrant, as collateral manager, and Fifth Street Management LLC, as sub-advisor, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-010103) filed on August 10, 2015).

10.19
Loan and Security Agreement between East West Bank and Registrant, dated as of January 6, 2016 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 12, 2016).

11.1	Computation of Per Share Earnings (included in the Notes to the Financial Statements contained in this report).
14.1
Joint Code of Ethics of Registrant and Fifth Street Finance Corp. (Incorporated by reference to Exhibit(r)(1) filed with Fifth Street Finance Corp.'s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).

14.2
Code of Ethics of Fifth Street Management LLC and Fifth Street CLO Management LLC (Incorporated by reference to Exhibit (r)(2) filed with Fifth Street Finance Corp.'s Registration Statement on Form N-2 (File No. 333-214129) filed on October 17, 2016).

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
Date: December 13, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVELIN M. DIMITROV Ivelin M. Dimitrov	Chief Executive Officer (principal executive officer)	December 13, 2016

/s/ STEVEN M. NOREIKA Steven M. Noreika	Chief Financial Officer (principal financial officer and principal accounting officer)	December 13, 2016

/s/ TODD G. OWENS Todd G. Owens	President	December 13, 2016

/s/ BERNARD D. BERMAN Bernard D. Berman	Chairman	December 13, 2016

/s/ JAMES CASTRO-BLANCO James Castro-Blanco	Director	December 13, 2016

/s/ RICHARD W. COHEN Richard W. Cohen	Director	December 13, 2016

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	December 13, 2016

/s/ JEFFREY R. KAY Jeffrey R. Kay	Director	December 13, 2016

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	December 13, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.