Form 10-K/A
period 2016-09-30
Fifth Street Senior Floating Rate Corp.
filed 2016-12-23
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2016 is $211,431,851. The registrant had 29,466,768 shares of common stock outstanding as of December 23, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

Fifth Street Senior Floating Rate Corp., a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as "we", "us" or "our", is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2016 (the “Form 10-K”), to provide stand-alone audited financial statements for our investment in an unconsolidated controlled portfolio company, FSFR Glick JV LLC (“FSFR Glick JV” or the "Fund”), as of September 30, 2016 and September 30, 2015 and for the fiscal year ended September 30, 2016 and for the period from April 21, 2015 (commencement of operations) through September 30, 2015 (Exhibit 99.1), in Part IV, Item 15.

We have determined that this unconsolidated controlled portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of FSFR Glick JV are being filed as an amendment to the Form 10-K, within 90 days after the end of FSFR Glick JV’s fiscal year.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Financial Statements

Consolidated Statements of Assets and Liabilities as of September 30, 2016 and September 30, 2015
Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014
Consolidated Schedule of Investments as of September 30, 2016
Consolidated Schedule of Investments as of September 30, 2015
Notes to Consolidated Financial Statements

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

11.1
Computation of Per Share Earnings (included in the Notes to the Financial Statements contained in the Company’s Annual Report on Form 10-K (File No. 814-01013), for the year ended September 30, 2016, filed on December 13, 2016).

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

99.1*
Audited Financial Statements of FSFR Glick JV LLC as of September 30, 2016 and 2015 and for the year ended September 30, 2016 and the period from April 21, 2015 (commencement of operations) through September 30, 2015.

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
Date: December 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVELIN M. DIMITROV Ivelin M. Dimitrov	Chief Executive Officer (principal executive officer)	December 23, 2016

/s/ STEVEN M. NOREIKA Steven M. Noreika	Chief Financial Officer (principal financial officer and principal accounting officer)	December 23, 2016

/s/ TODD G. OWENS Todd G. Owens	President	December 23, 2016

/s/ BERNARD D. BERMAN Bernard D. Berman	Chairman	December 23, 2016

/s/ JAMES CASTRO-BLANCO James Castro-Blanco	Director	December 23, 2016

/s/ RICHARD W. COHEN Richard W. Cohen	Director	December 23, 2016

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	December 23, 2016

/s/ JEFFREY R. KAY Jeffrey R. Kay	Director	December 23, 2016

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	December 23, 2016