Form 10-Q
period 2016-12-31
Fifth Street Senior Floating Rate Corp.
filed 2017-02-09
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of February 9, 2017.

FIFTH STREET SENIOR FLOATING RATE CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost December 31, 2016: $71,117,506; cost September 30, 2016: $71,117,506)	$61,745,473	$63,316,667
Affiliate investments (cost December 31, 2016: $16,005,917; cost September 30, 2016: $15,953,798)	11,871,173	13,006,458
Non-control/Non-affiliate investments (cost December 31, 2016: $485,071,327; cost September 30, 2016: $513,397,659)	466,486,082	497,281,256
Total investments at fair value (cost December 31, 2016: $572,194,750; cost September 30, 2016: $600,468,963)	540,102,728	573,604,381
Cash and cash equivalents	36,210,945	19,778,841
Restricted cash	7,465,489	9,036,838
Interest, dividends and fees receivable	3,771,724	4,579,935
Due from portfolio companies	772,097	336,429
Receivables from unsettled transactions	—	12,869,092
Deferred financing costs	1,911,359	2,063,133
Other assets	13,458	148,492
Total assets	$590,247,800	$622,417,141
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,102,087	$1,246,286
Base management fee and incentive fee payable	2,409,361	2,987,721
Due to FSC CT	541,048	402,073
Interest payable	1,842,396	1,798,653
Payables from unsettled transactions	14,490,000	—
Amounts payable to syndication partners	—	18,750
Director fees payable	123,650	236,275
Credit facilities payable	72,256,800	107,426,800
Notes payable (net of $2,441,710 and $2,514,236 of unamortized financing costs as of December 31, 2016 and September 30, 2016, respectively)	177,558,290	177,485,764
Secured borrowings at fair value (proceeds September 30, 2016: $5,000,000)	—	4,985,425
Total liabilities	270,323,632	296,587,747
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at December 31, 2016 and September 30, 2016	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments and secured borrowings	(32,092,022)	(26,850,007)
Net realized loss on investments	(10,886,945)	(10,969,707)
Accumulated overdistributed net investment income	(11,387,467)	(10,641,494)
Total net assets (equivalent to $10.86 and $11.06 per common share at December 31, 2016 and September 30, 2016, respectively) (Note 12)	319,924,168	325,829,394
Total liabilities and net assets	$590,247,800	$622,417,141
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015
Interest income:
Control investments	$1,395,436	$1,120,491
Affiliate investments	97,936	—
Non-control/Non-affiliate investments	9,384,005	11,005,597
Interest on cash and cash equivalents	30,542	20,399
Total interest income	10,907,919	12,146,487
PIK interest income:
Affiliate investments	48,972	—
Non-control/Non-affiliate investments	10,432	17,161
Total PIK interest income	59,404	17,161
Fee income:
Affiliate investments	3,148	—
Non-control/Non-affiliate investments	403,296	1,312,607
Total fee income	406,444	1,312,607
Dividend and other income:
Control investments	187,420	437,500
Total dividend and other income	187,420	437,500
Total investment income	11,561,187	13,913,755
Expenses:
Base management fee	1,425,216	1,586,192
Part I incentive fee	990,377	1,748,812
Professional fees	258,528	722,803
Board of Directors fees	123,650	168,650
Interest expense	2,456,128	2,273,433
Administrator expense	146,459	185,000
General and administrative expenses	533,011	226,947
Total expenses	5,933,369	6,911,837
Base management fee waived	(6,232)	—
Insurance recoveries	(250,000)	—
Net expenses	5,677,137	6,911,837
Net investment income	5,884,050	7,001,918
Unrealized appreciation (depreciation) on investments:
Control investments	(1,571,194)	(3,750,492)
Affiliate investments	(1,187,404)	—
Non-control/Non-affiliate investments	(2,468,842)	(16,503,665)
Net unrealized depreciation on investments	(5,227,440)	(20,254,157)
Net unrealized appreciation on secured borrowings	(14,575)	—
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	82,762	(54,120)
Net realized gain (loss) on investments	82,762	(54,120)
Net increase (decrease) in net assets resulting from operations	$724,797	$(13,306,359)
Net investment income per common share — basic and diluted	$0.20	$0.24
Earnings (loss) per common share — basic and diluted	$0.02	$(0.45)
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768
Distributions per common share (Note 6)	$0.23	$0.30

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015
Operations:
Net investment income	$5,884,050	$7,001,918
Net unrealized depreciation on investments	(5,227,440)	(20,254,157)
Net unrealized appreciation on secured borrowings	(14,575)	—
Net realized gain (loss) on investments	82,762	(54,120)
Net increase (decrease) in net assets resulting from operations	724,797	(13,306,359)
Stockholder transactions:
Distributions to stockholders	(6,630,023)	(8,840,030)
Net decrease in net assets from stockholder transactions	(6,630,023)	(8,840,030)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	84,479	319,856
Repurchases of common stock under dividend reinvestment plan	(84,479)	(319,856)
Net increase in net assets from capital share transactions	—	—
Total decrease in net assets	(5,905,226)	(22,146,389)
Net assets at beginning of period	325,829,394	356,807,103
Net assets at end of period	$319,924,168	$334,660,714
Net asset value per common share	$10.86	$11.36
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015
Operating activities:
Net increase (decrease) in net assets resulting from operations	$724,797	$(13,306,359)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation on investments	5,227,440	20,254,157
Net unrealized appreciation on secured borrowings	14,575	—
Net realized (gain) loss on investments	(82,762)	54,120
PIK interest income	(59,404)	(17,161)
Recognition of fee income	(406,444)	(1,312,607)
Accretion of original issue discount on investments	(692,196)	(557,498)
Amortization of deferred financing costs	224,300	201,781
Changes in operating assets and liabilities:
Fee income received	435,251	1,398,382
Decrease in restricted cash	1,571,349	3,912,698
(Increase) decrease in interest, dividends and fees receivable	808,211	(751,655)
Increase in due from portfolio companies	(435,668)	(197,725)
Decrease in receivables from unsettled transactions	12,869,092	2,113,895
(Increase) decrease in other assets	135,034	(29,351)
Decrease in accounts payable, accrued expenses and other liabilities	(144,199)	(197,537)
Decrease in base management fee and incentive fee payable	(578,360)	(1,195,970)
Increase in due to FSC CT	138,975	205
Increase (decrease) in interest payable	43,743	(130,627)
Increase (decrease) in payables from unsettled transactions	14,490,000	(416,408)
Decrease in amounts payable to syndication partners	(18,750)	—
Increase (decrease) in director fees payable	(112,625)	116,000
Purchases of investments and net revolver activity	(37,633,299)	(132,415,573)
Principal payments received on investments (scheduled payments)	2,828,443	2,574,842
Principal payments received on investments (payoffs)	58,761,164	52,825,096
Proceeds from the sale of investments	5,123,460	76,887,881
Net cash provided by operating activities	63,232,127	9,810,586
Financing activities:
Distributions paid in cash	(6,545,544)	(6,310,166)
Borrowings under credit facilities	4,200,000	4,267,000
Repayments of borrowings under credit facilities	(39,370,000)	(31,700,000)
Repayments of secured borrowings	(5,000,000)	—
Proceeds from issuance of notes payable	—	12,215,000
Repayments of notes payable	—	(16,250,000)
Repurchases of common stock under dividend reinvestment plan	(84,479)	(319,856)
Net cash used by financing activities	(46,800,023)	(38,098,022)
Net increase (decrease) in cash and cash equivalents	16,432,104	(28,287,436)
Cash and cash equivalents, beginning of period	19,778,841	41,433,301
Cash and cash equivalents, end of period	$36,210,945	$13,145,865
Supplemental information:
Cash paid for interest	$2,188,085	$2,202,279
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$84,479	$319,856
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(16)	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)		$64,005,755	$64,005,755	$61,745,473
87.5% equity interest (14)			7,111,751	—
			71,117,506	61,745,473
Total Control Investments (19.3% of net assets)			$71,117,506	$61,745,473
Affiliate Investments (4)
Ameritox Ltd. (15)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)		6,436,100	6,432,951	6,436,100
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC			3,309,874	3,795,322
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC			327,394	375,412
1,007.36 Class A Units in Ameritox Holdings II, LLC			5,935,698	1,264,339
			16,005,917	11,871,173
Total Affiliate Investments (3.7% of net assets)			$16,005,917	$11,871,173

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			—	—
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		13,668,668	13,288,959	12,465,826
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	974,293	855,000
			14,263,252	13,320,826
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,727,208	4,721,501	4,703,572
			4,721,501	4,703,572
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(13)		9,950,000	9,861,111	10,049,692
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)		8,500	7,744	8,500
			9,868,855	10,058,192
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		5,712,142	5,679,347	5,712,142
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	985,952	980,000
			6,665,299	6,692,142
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/3/2021 (8)(13)		11,820,000	11,421,760	6,087,300
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)		8,000,000	7,605,257	306,680
			19,027,017	6,393,980
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(13)		9,139,315	9,139,315	8,657,386
			9,139,315	8,657,386
NextCare, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		7,020,055	7,020,055	6,314,811
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		1,406,181	1,406,181	1,254,224
			8,426,236	7,569,035
Aptean, Inc.	Application software
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 12/20/2022 (8)(13)		8,300,000	8,217,000	8,383,000
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)		200,000	197,000	200,083
			8,414,000	8,583,083
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		3,935,800	3,892,294	3,896,442
			3,892,294	3,896,442
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		$3,380,000	$3,303,140	$3,325,075
			3,303,140	3,325,075
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (8)(13)		12,188,750	11,599,316	12,104,952
			11,599,316	12,104,952
ConvergeOne Holdings Corp. (9)	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)		5,329,345	5,304,832	5,322,683
			5,304,832	5,322,683
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,504,877	3,474,803	3,136,865
			3,474,803	3,136,865
PR Wireless, Inc.	Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)		5,821,843	5,712,604	4,100,802
35.5263 Common Stock Warrants (exercise price $0.01) expiration date 6/27/2024 (7)			—	120,034
			5,712,604	4,220,836
TV Borrower US, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)		6,070,859	5,964,280	6,078,447
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)		3,000,000	2,926,381	2,970,000
			8,890,661	9,048,447
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(13)		5,865,000	5,846,017	5,835,675
			5,846,017	5,835,675
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)		18,350,598	18,179,635	18,181,606
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(27,153)	—
500,000 Class A membership interests in BeyondTrust Holdings LLC			500,000	620,922
			18,652,482	18,802,528
Hill International, Inc.	Construction & engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)		5,962,750	5,896,984	5,925,483
			5,896,984	5,925,483
Teaching Strategies, LLC	Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(13)		15,145,100	15,117,975	15,176,804
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(11)			(1,317)	—
			15,116,658	15,176,804
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)		3,816,203	3,816,203	3,768,501
			3,816,203	3,768,501
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (8)(13)		17,312,343	16,497,214	17,333,983
			16,497,214	17,333,983
Central Security Group, Inc. (9)	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)		2,533,263	2,526,871	2,533,263
			2,526,871	2,533,263
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		5,265,325	5,214,229	5,186,345
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	266,000
			5,494,229	5,452,345
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)		$3,685,714	$3,637,881	$3,696,071
			3,637,881	3,696,071
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)		4,998,099	4,979,066	4,964,762
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,438,468	1,438,468	1,409,699
			6,417,534	6,374,461
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)		7,000,000	7,000,000	6,994,912
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)		3,916,660	3,916,660	3,919,486
			10,916,660	10,914,398
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)		7,899,300	7,591,046	7,947,051
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			7,591,046	7,947,051
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		14,186,019	14,036,390	8,399,581
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		600,000	569,988	600,000
			14,606,378	8,999,581
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(13)		7,718,354	7,623,047	7,766,633
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)		903,591	886,886	910,481
			8,509,933	8,677,114
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(13)		1,034,011	1,017,775	1,038,752
			1,017,775	1,038,752
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)		14,040,000	14,037,310	14,619,853
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(240)	—
			14,037,070	14,619,853
PowerPlan, Inc. (9)	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)		16,720,831	16,694,960	16,712,131
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			16,694,960	16,712,131
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,723,868	4,672,389	4,765,202
			4,672,389	4,765,202
Research Now Group, Inc.	Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	3,955,714	3,880,000
			3,955,714	3,880,000
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2019 (8)(13)		16,047,619	16,047,619	16,338,314
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		949,633	949,633	966,340
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		864,435	864,435	882,274
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		433,333	433,333	433,333
			18,295,020	18,620,261
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,292,083	3,237,978	3,329,119
			3,237,978	3,329,119

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)		$5,985,000	$5,871,667	$5,925,150
			5,871,667	5,925,150
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(13)		29,455,092	29,455,091	28,062,515
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)			—	—
			29,455,091	28,062,515
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,850,000	11,850,000	11,969,041
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	—
			11,850,000	11,969,041
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,983,966	6,932,746
			6,983,966	6,932,746
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		2,780,556	2,738,371	2,780,556
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,976,521	2,910,000
			5,714,892	5,690,556
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,173,165	3,166,588	3,181,097
			3,166,588	3,181,097
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		5,925,000	5,893,034	5,978,168
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		500,000	488,521	500,000
			6,381,555	6,478,168
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)(13)		7,641,731	7,359,435	7,730,114
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)		670,000	656,971	670,000
			8,016,406	8,400,114
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)		2,000,000	1,983,562	2,009,696
			1,983,562	2,009,696
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)		9,926,393	9,926,393	9,832,264
500 Class A Units in Lytx Holdings, LLC			500,000	463,144
			10,426,393	10,295,408
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (8)(13)		10,237,500	10,055,122	10,225,053
			10,055,122	10,225,053
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)		5,940,000	5,885,833	6,016,796
First Lien Revolver LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)			(605)	—
			5,885,228	6,016,796
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (8)(13)		16,082,818	16,076,900	16,170,713
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (8)(11)			(39)	—
			16,076,861	16,170,713
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)		10,931,250	10,641,386	10,843,027
			10,641,386	10,843,027
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
Pomeroy Group Holdings, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/12/2021 (8)(13)		$4,477,387	$4,353,101	$4,457,798
			4,353,101	4,457,798
Sailpoint Technologies, Inc.	Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (8)		11,956,522	11,737,862	11,960,938
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (8)(11)			(3,667)	—
			11,734,195	11,960,938
SMS Systems Maintenance Services, Inc.	IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)		2,000,000	1,980,476	1,993,750
			1,980,476	1,993,750
Cardenas Markets LLC	Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)		3,300,000	3,267,393	3,316,500
			3,267,393	3,316,500
Ministry Brands, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)		9,721,784	9,625,917	9,625,917
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(11)			(26,410)	—
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)		1,568,067	1,544,560	1,544,560
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(11)			(6,177)	—
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)		35,000	34,083	34,083
			11,171,973	11,204,560
Impact Sales, LLC	Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)		3,750,000	3,639,375	3,639,375
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)			—	—
			3,639,375	3,639,375
Auction.com, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2019 (8)(13)		199,492	199,976	200,989
			199,976	200,989
Empower Payments Acquisition, Inc.	Commercial printing
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 11/30/2023 (8)(13)		6,200,000	6,076,000	6,076,000
			6,076,000	6,076,000
Total Non-Control/Non-Affiliate Investments (145.8% of net assets)			$485,071,327	$466,486,082
Total Portfolio Investments (168.8% of net assets)			$572,194,750	$540,102,728

Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund			$32,360,102	$32,360,102
Other cash accounts			3,850,843	3,850,843
Total Cash and Cash Equivalents (11.3% of net assets)			$36,210,945	$36,210,945
Total Portfolio Investments, Cash and Cash Equivalents (180.1% of net assets)			$608,405,695	$576,313,673

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
December 31, 2016
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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2016, qualifying assets represent 86.8% of the Company's total assets and non-qualifying assets represent 13.2% of the Company's total assets.

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

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
ConvergeOne Holdings, Inc.	October 18, 2016	+ 0.375% on First Lien Term Loan		Per loan amendment
NextCare, Inc.	September 2, 2016	+ 1.0% on First Lien Term Loan and Delayed Draw Term Loan	+ 0.5% on First Lien Term Loan	Per loan amendment
PowerPlan, Inc.	May 21, 2016	- 0.5% on First Lien Term Loan		Tier pricing per loan agreement
Metamorph US 3, LLC	October 1, 2016	+ 1.0% on First Lien Revolver	+ 2.0% on First Lien Term Loan	Per loan amendment
Central Security Group, Inc.	February 3, 2016	+ 0.375% on First Lien Term Loan		Per loan amendment

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

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended December 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 — Borrowings), in whole or in part.

(14)	Income producing through payment of dividends or distributions.

(15)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(16)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(18)	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)		$64,005,755	$64,005,755	$56,885,646
87.5% equity interest (14)			7,111,751	6,431,021
			71,117,506	63,316,667
Total Control Investments (19.4% of net assets)			$71,117,506	$63,316,667
Affiliate Investments (4)
Ameritox Ltd. (15)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)		6,387,128	6,380,832	6,342,286
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC			3,309,874	3,626,150
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC			327,394	358,679
1,007.36 Class A Units in Ameritox Holdings II, LLC			5,935,698	2,679,343
			15,953,798	13,006,458
Total Affiliate Investments (4.0% of net assets)			$15,953,798	$13,006,458

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		4,249,996	4,177,081	4,090,429
			4,177,081	4,090,429
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		13,707,532	13,289,778	11,788,478
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	972,500	820,000
			14,262,278	12,608,478
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(13)		8,719,887	8,685,189	8,763,486
			8,685,189	8,763,486
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,862,500	4,856,420	4,747,016
			4,856,420	4,747,016
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,314,573	2,370,000
			2,314,573	2,370,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)		9,975,000	9,881,944	9,994,012
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(11)			(791)	—
			9,881,153	9,994,012
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		5,726,682	5,691,793	5,726,682
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	985,238	980,000
			6,677,031	6,706,682

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

(3)
Control Investments generally are defined by the 1940 Act, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal includes accumulated PIK interest and is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

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

(16)
The sale of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $5.0 million related to the Company's secured borrowings. (See Note 6 in the accompanying notes to the Consolidated Financial Statements.)

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services-Investment Companies ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Fifth Street Senior Floating Rate Corp. and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain of the subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries. As of December 31, 2016, the Company's consolidated subsidiaries were FS Senior Funding CLO LLC, FS Senior Funding II LLC and FS Senior Funding Ltd.
Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company are included on the Statements of Assets and Liabilities as investments at fair value.

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that the Company is deemed to control under the 1940 Act. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value.
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

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the level 3 investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each level 3 investment in the Company's portfolio.
The fair value of each of the Company's investments at December 31, 2016 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of December 31, 2016, 62.8% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Investment Income:
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, the portfolio company is likely to continue timely payment of its remaining interest.
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
For the Company’s secured borrowings, if any, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the loan sales is recorded within interest expense in the Consolidated Statements of Operations.
The Company generally recognizes dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
PIK Interest
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
Fee Income
Fee income consists of the monthly servicing fees, advisory fees, amendment fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
Cash and Cash Equivalents and Restricted Cash:
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
As of December 31, 2016, included in restricted cash was $7.5 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 6 — Borrowings). Pursuant to the terms of the Citibank facility, the Company is restricted in terms of access to $3.0 million of that amount until such time as the Company submits its required monthly reporting schedules. As of December 31, 2016, $4.5 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
As of September 30, 2016, included in restricted cash was $9.0 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization. Pursuant to the terms of the Citibank facility, the Company is restricted in terms of access to $3.5 million until such time as the Company submits its required monthly reporting schedules. As of September 30, 2016, $5.5 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.

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
Deferred Financing Costs:
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the Securities and Exchange Commission ("SEC") would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended December 31, 2016 and applied a retrospective approach. As a result of the adoption, the Company reclassified $2.5 million of deferred financing costs assets to a direct deduction from the related debt liability on the Statement of Assets and Liabilities as of September 30, 2016. The adoption of this guidance had no impact on net assets or the Consolidated Statement of Operations.
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized either using the straight line method or effective interest method over the terms of the respective debt arrangement, as appropriate. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's common stock, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the three months ended December 31, 2016 and December 31, 2015.
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
Secured Borrowings:
The Company follows the guidance in ASC 860 when accounting for loan participations and other loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sales to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as secured borrowings until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 6 for additional information.
Fair Value Option:
The Company elected the fair value option for its secured borrowings under FASB ASC Topic 825 Financial Instruments - Fair Value Option ("ASC 825"). The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the loan sales mentioned above.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs", "credit facilities payable", and "notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to FSC CT," "interest payable," "amounts payable to syndication partners," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income in accordance with the tax rules under Subchapter M of the Code. The Company did not incur a federal excise tax for calendar years 2014 and 2015 and does not expect to incur a federal excise tax for calendar year 2016. The Company may incur a federal excise tax in future years.
The Company holds certain portfolio investments through taxable subsidiaries. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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
Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, a company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning for the annual fiscal 2017 period and is not expected to have a material effect on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company adopted ASU 2015-07 during the three months ended December 31, 2016 and determined that the adoption did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended December 31, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended December 31, 2016.

Note 3. Portfolio Investments
At December 31, 2016, 168.8% of net assets at fair value, or $540.1 million, was invested in 61 portfolio investments, including 19.3% of net assets, or $61.7 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC (together with its consolidated subsidiaries, "FSFR Glick JV"), and 13.7% of net assets, or $43.7 million, was invested in cash and cash equivalents (including $7.5 million of restricted cash). In comparison, at September 30, 2016, 176.0% of net assets at fair value, or $573.6 million, was invested in 63 portfolio investments, including 19.4% of net assets, or $63.3 million, in subordinated notes and LLC equity interests of FSFR Glick JV, and 8.8% of net assets, or $28.8 million, was invested in cash and cash equivalents (including $9.0 million of restricted cash). As of December 31, 2016, 87.3% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 11.4% consisted of investments in the subordinated notes of FSFR Glick JV and 1.2% consisted of equity investments in other portfolio companies. As of September 30, 2016, 87.6% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies, 9.9% consisted of investments in the subordinated notes of FSFR Glick JV, 1.1% consisted of investments in the LLC equity interests of FSFR Glick JV and 1.4% consisted of equity investments in other portfolio companies.
During the three months ended December 31, 2016 and December 31, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $5.2 million and $20.3 million, respectively. During the three months ended December 31, 2016 and December 31, 2015, the Company recorded net realized gain (loss) on investments of $0.1 million and $(0.1) million, respectively.
The composition of the Company's investments as of December 31, 2016 and September 30, 2016 at cost and fair value was as follows:

	December 31, 2016		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$490,504,278	$471,718,082	$518,778,491	$502,385,158
Investments in equity securities (common stock, preferred stock and warrants)	10,572,966	6,639,173	10,572,966	7,902,556
Debt investment in FSFR Glick JV	64,005,755	61,745,473	64,005,755	56,885,646
Equity investment in FSFR Glick JV	7,111,751	—	7,111,751	6,431,021
Total	$572,194,750	$540,102,728	$600,468,963	$573,604,381
The following table presents the financial instruments carried at fair value as of December 31, 2016, on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$—	$471,718,082	$—	$471,718,082
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	61,745,473	—	61,745,473
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	6,639,173	—	6,639,173
Total investments at fair value	—	—	540,102,728	—	540,102,728
Cash and cash equivalents	36,210,945	—	—	—	36,210,945
Total assets at fair value	$36,210,945	$—	$540,102,728	$—	$576,313,673
__________

(a)
In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2016, on the Company's Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$—	$502,385,158	$—	$502,385,158
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	56,885,646	—	56,885,646
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	7,902,556	6,431,021	14,333,577
Total investments at fair value	—	—	567,173,360	6,431,021	573,604,381
Cash and cash equivalents	19,778,841	—	—	—	19,778,841
Total assets at fair value	$19,778,841	$—	$567,173,360	$6,431,021	$593,383,222
Secured borrowings	—	—	4,985,425	—	4,985,425
Total liabilities at fair value	$—	$—	$4,985,425	$—	$4,985,425
__________

(a)
In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
The following table provides a roll-forward in the changes in fair value from September 30, 2016 to December 31, 2016, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	37,633,299	—	—	37,633,299	—
Redemptions/repayments	(66,713,067)	—	—	(66,713,067)	(5,000,000)
Net accrual of PIK interest income	59,404	—	—	59,404	—
Accretion of original issue discount	692,196	—	—	692,196	—
Net change in unearned income	(28,807)	—	—	(28,807)	—
Net unrealized appreciation (depreciation) on investments	(2,392,863)	4,859,827	(1,263,383)	1,203,581
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized gain on investments	82,762	—	—	82,762	—
Fair value as of December 31, 2016	$471,718,082	$61,745,473	$6,639,173	$540,102,728	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at December 31, 2016 and reported within net unrealized depreciation on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2016	$(2,657,419)	$4,859,827	$(1,263,383)	$939,025	$—

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to December 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt (subordinated notes of FSFR Glick JV)	Common Equity and Warrants	Total
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$964,100	$619,093,899
New investments & net revolver activity	130,578,072	1,653,751	—	132,231,823
Redemptions/repayments	(132,287,819)	—	—	(132,287,819)
Net accrual of PIK interest income	17,161	—	—	17,161
Accretion of original issue discount	557,498	—	—	557,498
Net change in unearned income	(85,775)	—	—	(85,775)
Net unrealized appreciation (depreciation) on investments	(16,513,212)	(725,918)	9,547	(17,229,583)
Net realized loss on investments	(54,120)	—	—	(54,120)
Fair value as of December 31, 2015	$547,738,258	$53,531,179	$973,647	$602,243,084
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2015 and reported within net unrealized depreciation on investments in the Consolidated Statement of Operations for the three months ended December 31, 2015	$(16,125,436)	$(725,918)	$9,547	$(16,841,807)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$249,410,736	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(3.1)%	-	11.0%	0.0%
			Size premium	(a)	0.0%	-	1.5%	0.9%
			Industry premium / (discount)	(a)	(1.1)%	-	3.8%	0.2%
	15,435,680	Market and income approach	Weighted average cost of capital		14.0%	-	25.0%	20.4%
			Company specific risk premium	(a)	2.0%	-	15.0%	9.6%
			Revenue growth rate		0.0%	-	10.6%	4.4%
			Revenue multiple	(b)	0.9x	-	1.0x	0.9x
	20,919,937	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	185,951,729	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	61,745,473	Bond yield approach	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	6,639,173	Market and income approaches	Weighted average cost of capital		14.0%	-	19.0%	14.6%
			Company specific risk premium	(a)	1.0%	-	2.0%	1.9%
			Revenue growth rate		10.0%	-	23.5%	11.5%
			EBITDA/Revenue multiple	(b)	1.0x	-	18.3x	3.4x
Total	$540,102,728
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
(f) The Company determined the value based on the total assets less the total liabilities senior to the subordinated notes held at FSFR Glick JV.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$270,620,843	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.1%
			Tranche specific risk premium / (discount)	(a)	(4.5)%	-	5.3%	(1.4)%
			Size premium	(a)	0.0%	-	1.5%	0.8%
			Industry premium / (discount)	(a)	(1.3)%	-	5.4%	0.3%
	12,440,322	Market and income approach	Weighted average cost of capital		23.0%	-	23.0%	23.0%
			Company specific risk premium	(a)	15.0%	-	15.0%	15.0%
			Revenue growth rate		6.0%	-	6.0%	6.0%
			Revenue multiple	(b)	1.1x	-	1.1x	1.1x
	33,036,389	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	186,287,604	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	56,885,646	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	1.9%	-	1.9%	1.9%
Preferred & Common Equity	7,902,556	Market and income approaches	Weighted average cost of capital		14.0%	-	18.0%	14.5%
			Company specific risk premium	(a)	1.0%	-	2.0%	1.9%
			Revenue growth rate		(21.6)%	-	57.8%	(12.0)%
			EBITDA/Revenue multiple	(b)	1.0x	-	18.0x	3.1x
Total	$567,173,360
Liabilities	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
Secured borrowings	$4,985,425	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Total	$4,985,425
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$68,056,800	$68,056,800	$—	$—	$68,056,800
East West Bank facility payable	4,200,000	4,200,000			4,200,000
Notes payable	177,558,290	180,000,000	—	—	180,000,000
Total	$249,815,090	$252,256,800	$—	$—	$252,256,800

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$107,426,800	$107,426,800	$—	$—	$107,426,800
Notes payable	177,485,764	180,000,000	—	—	180,000,000
Total	$284,912,564	$287,426,800	$—	$—	$287,426,800
The principal value of the credit facilities payable and notes payable approximate their fair values and are included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2016		September 30, 2016
Cost:
Senior secured debt	$490,504,278	85.72%	$518,778,491	86.40%
Subordinated notes of FSFR Glick JV	64,005,755	11.19	64,005,755	10.66
LLC equity interests of FSFR Glick JV	7,111,751	1.24	7,111,751	1.18
Purchased equity	10,572,966	1.85	10,572,966	1.76
Equity grants	—	—	—	—
Total	$572,194,750	100.00%	$600,468,963	100.00%
Fair Value:
Senior secured debt	$471,718,082	87.34%	$502,385,158	87.58%
Subordinated notes of FSFR Glick JV	61,745,473	11.43	56,885,646	9.92
LLC equity interests of FSFR Glick JV	—	—	6,431,021	1.12
Purchased equity	6,519,139	1.21	7,782,214	1.36
Equity grants	120,034	0.02	120,342	0.02
Total	$540,102,728	100.00%	$573,604,381	100.00%

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

	December 31, 2016		September 30, 2016
Cost:
Northeast U.S.	$218,520,887	38.19%	$223,662,953	37.25%
Southwest U.S.	126,686,379	22.14	123,909,372	20.64
Midwest U.S.	74,555,041	13.03	77,086,840	12.84
Southeast U.S.	68,021,818	11.89	76,201,785	12.69
West U.S.	66,167,985	11.56	84,992,619	14.15
International	14,603,265	2.55	14,615,394	2.43
Northwest	3,639,375	0.64	—	—
Total	$572,194,750	100.00%	$600,468,963	100.00%

Fair Value:
Northeast U.S.	$199,773,602	36.99%	$208,857,837	36.41%
Southwest U.S.	125,841,037	23.30	124,470,758	21.70
Southeast U.S.	68,038,654	12.60	76,053,964	13.26
West U.S.	66,754,947	12.36	85,344,025	14.88
Midwest U.S.	62,785,830	11.62	65,672,577	11.45
International	13,269,283	2.46	13,205,220	2.30
Northwest	3,639,375	0.67	—	—
Total	$540,102,728	100.00%	$573,604,381	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of December 31, 2016 and September 30, 2016 was as follows:

	December 31, 2016		September 30, 2016
Cost:
Internet software & services	$143,035,363	24.98%	$132,462,581	22.07%
Healthcare services	79,551,349	13.90	88,865,063	14.80
Multi-sector holdings	71,117,506	12.43	71,117,506	11.84
Advertising	51,677,748	9.03	48,396,135	8.06
Application software	38,800,677	6.78	32,100,672	5.35
Integrated telecommunication services	24,250,615	4.24	24,385,644	4.06
Diversified support services	19,531,299	3.41	19,714,868	3.28
Security & alarm services	18,295,020	3.20	17,835,147	2.97
Research & consulting services	17,091,692	2.99	17,128,420	2.85
Education services	15,116,658	2.64	15,262,322	2.54
Commercial printing	11,961,228	2.09	5,912,694	0.98
IT consulting & other services	10,517,940	1.84	8,811,481	1.47
Food retail	10,143,252	1.77	6,889,930	1.15
Data processing & outsourced services	9,827,381	1.72	9,835,238	1.64
Pharmaceuticals	9,139,315	1.60	9,162,870	1.53
Environmental & facilities services	6,381,555	1.12	6,391,836	1.06
Construction and engineering	5,896,984	1.03	5,907,850	0.98
Food distributors	5,714,892	1.00	5,711,496	0.95
Wireless telecommunication services	5,712,604	1.00	5,719,729	0.95
Healthcare technology	4,721,501	0.83	4,856,420	0.81
Computer hardware	3,892,294	0.68	3,956,802	0.66
Industrial machinery	3,816,203	0.67	3,826,203	0.64
Fertilizers & agricultural chemicals	3,474,803	0.61	3,522,668	0.59
Specialized consumer services	2,526,871	0.44	22,605,271	3.76
Electronic equipment & instruments	—	—	10,942,464	1.82
Diversified capital markets	—	—	8,685,189	1.45
Restaurants	—	—	5,000,000	0.83
Oil & gas equipment & services	—	—	4,177,081	0.70
Personal products	—	—	1,285,383	0.21
Total	$572,194,750	100.00%	$600,468,963	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016		September 30, 2016
Fair Value:
Internet software & services	$126,814,083	23.47%	$119,438,318	20.82%
Healthcare services	74,081,934	13.72	83,972,780	14.64
Multi-sector holdings	61,745,473	11.43	63,316,667	11.04
Advertising	50,739,588	9.39	48,684,948	8.49
Application software	39,346,549	7.29	32,405,166	5.65
Integrated telecommunication services	24,596,183	4.55	24,637,968	4.30
Diversified support services	20,072,198	3.72	19,597,622	3.42
Security & alarm services	18,620,261	3.45	17,865,123	3.11
Research & consulting services	16,987,550	3.15	17,162,244	2.99
Education services	15,176,804	2.81	15,293,164	2.67
Commercial printing	12,092,796	2.24	5,929,733	1.03
IT consulting & other services	10,671,397	1.98	8,884,236	1.55
Food retail	10,341,690	1.91	7,011,442	1.22
Data processing & outsourced services	9,805,150	1.82	9,820,000	1.71
Pharmaceuticals	8,657,386	1.60	9,033,850	1.57
Environmental & facilities services	6,478,168	1.20	6,540,239	1.14
Construction and engineering	5,925,483	1.10	5,768,770	1.01
Food distributors	5,690,556	1.05	5,623,604	0.98
Healthcare technology	4,703,572	0.87	4,747,016	0.83
Wireless telecommunication services	4,220,836	0.78	4,231,659	0.74
Computer hardware	3,896,442	0.72	3,903,567	0.68
Industrial machinery	3,768,501	0.70	3,778,376	0.66
Fertilizers & agricultural chemicals	3,136,865	0.58	3,377,146	0.59
Specialized consumer services	2,533,263	0.47	22,538,791	3.93
Electronic equipment & instruments	—	—	10,912,302	1.90
Diversified capital markets	—	—	8,763,486	1.53
Restaurants	—	—	4,985,425	0.87
Oil & gas equipment & services	—	—	4,090,429	0.71
Personal products	—	—	1,290,310	0.22
Total	$540,102,728	100.00%	$573,604,381	100.00%

The Company's investments are generally in middle market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value at December 31, 2016 and September 30, 2016, which is as follows:

	December 31, 2016	September 30, 2016
FSFR Glick JV LLC	11.4%	11.0%
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. The individual investment that produced investment income that exceeded 10% of total investment income for the three months ended December 31, 2016 and December 31, 2015 is as follows:

	Three months ended December 31, 2016		Three months ended December 31, 2015
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$1,582,856	13.7%	$1,557,991	11.2%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of December 31, 2016 and September 30, 2016, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of December 31, 2016 and September 30, 2016, FSFR Glick JV had total assets of $170.0 million and $201.1 million, respectively. As of December 31, 2016, the Company's investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $61.7 million in aggregate, at fair value. As of September 30, 2016, the Company's investment consisted of LLC equity interests and Subordinated Notes of $63.3 million in aggregate, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 32 and 36 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2016 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of December 31, 2016 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million in aggregate commitments were funded as of December 31, 2016 and September 30, 2016, of which $71.1 million was from the Company. As of December 31, 2016 and September 30, 2016, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.7 million was unfunded. As of December 31, 2016 and September 30, 2016, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both December 31, 2016 and September 30, 2016. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of December 31, 2016 and September 30, 2016. Under the Credit Suisse facility, $95.3 million and $124.6 million of borrowings were outstanding as of December 31, 2016 and September 30, 2016, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Senior secured loans (1)	$170,021,400	$194,346,557
Weighted average current interest rate on senior secured loans (2)	7.03%	7.08%
Number of borrowers in FSFR Glick JV	32	36
Largest loan exposure to a single borrower (1)	$12,619,487	$12,641,009
Total of five largest loan exposures to borrowers (1)	$47,217,830	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of December 31, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,357,080	$2,355,927	$2,357,080
	Healthcare services	119,910.76 Class B Preferred Units				119,911	137,498
	Healthcare services	368.96 Class A Common Units				2,174,034	463,082
Total Ameritox, Ltd					2,357,080	4,649,872	2,957,660
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,068,371
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,619,487	12,544,705	12,449,758
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,291,139	7,216,300	7,336,745
Metamorph US 3, LLC (3)(6)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash 2% PIK	6,882,116	6,754,518	4,074,920
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,000,000	9,000,000	9,334,736
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	1,789,384	1,777,870	1,777,449
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,552,524	2,549,970	2,544,446
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,795,000	6,788,465	6,773,366
Total Teaching Strategies, LLC					9,347,524	9,338,435	9,317,812
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,270,819	8,247,803	7,939,986
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,960,455	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,299,050	2,302,721	2,312,948
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,091,290	2,089,399	1,944,900
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,035,570	2,010,915	1,856,439
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,894,737	5,900,208	5,894,737
Auction.com, LLC (3)	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,930,000	3,918,021	3,959,475
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7,980,000	7,829,283	7,900,200
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,158,000	4,125,088	4,137,210
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,853,704	3,838,662	3,853,704
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,716,397	5,694,465	5,687,815

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,925,100	2,971,177
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,800,000	7,727,769	7,678,125
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5.75% (1% floor) cash	6,036,711	5,966,621	5,893,339
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,435,000	6,379,742	6,418,913
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,950,000	3,899,308	3,985,446
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,960,344	3,939,639	3,920,740
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,951,424	4,808,668	4,901,909
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,900,000	1,897,109	1,899,962
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,950,000	4,902,636	4,946,066
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,850,000	3,794,486	3,828,018
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,312,500	7,177,405	7,303,609
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,471,875	4,409,426	4,435,784
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	4,987,500	4,973,649	4,976,079
Total Portfolio Investments					$170,021,400	$170,636,986	$162,889,032
__________
(1) Represents the current interest rate as of December 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2016 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of December 31, 2016.
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
(5) This investment was on cash non-accrual status as of December 31, 2016.
(6) This investment was on PIK non-accrual status as of December 31, 2016.

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
_________
(1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost and fair value of the Company's aggregate investment in FSFR Glick JV was $71.1 million and $61.7 million, respectively, as of December 31, 2016 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three months ended December 31, 2016 and December 31, 2015, the Company earned interest income of $1.4 million and $1.1 million on its investment in the Subordinated Notes, respectively. The Company earned dividend income of $0.2 million and $0.4 million, respectively, for the three months ended December 31, 2016 and December 31, 2015 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for FSFR Glick JV as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and December 31, 2015:

	December 31, 2016	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2016: $170,636,986; cost September 30, 2016: $194,624,798)	$162,889,032	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	1,875,580	980,605
Restricted cash	3,045,048	3,343,303
Receivable from unsettled transactions	—	952,591
Due from portfolio companies	34,540	—
Other assets	2,175,755	2,162,942
Total assets	$170,019,955	$201,133,086

Senior credit facility payable	$95,261,636	$124,615,636
Subordinated notes payable at fair value (proceeds December 31, 2016: $73,149,434; proceeds September 30, 2016: $73,149,434)	70,564,963	65,012,167
Other liabilities	4,193,356	4,196,688
Total liabilities	$170,019,955	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$170,019,955	$201,133,086

	Three months ended December 31, 2016	Three months ended December 31, 2015
Selected Statement of Operations Information:
Interest income	$3,486,810	$3,688,589
PIK interest income	17,933	—
Fee income	99,653	4,167
Total investment income	3,604,396	3,692,756
Interest expense	2,795,065	2,414,446
Other expenses	75,836	63,693
Total expenses (1)	2,870,901	2,478,139
Net unrealized depreciation	(7,384,097)	(4,083,557)
Realized loss on investments	(32,601)	—
Net loss	$(6,683,203)	$(2,868,940)
__________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under ASC 825. The FSFR Glick JV subordinated notes were valued using an enterprise value approach. The enterprise value was determined based on the total assets at fair value held at FSFR Glick JV.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2016, the Company did not sell any senior secured debt investments to FSFR Glick JV. During the three months ended December 31, 2015, the Company sold $9.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $9.0 million cash consideration.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The majority of fee income is comprised of advisory fees which are recognized at investment close and are non-recurring in nature.
For the three months ended December 31, 2016, the Company recorded total fee income of $0.4 million, $0.2 million of which was recurring in nature. For the three months ended December 31, 2015, the Company recorded total fee income of $1.3 million, $0.2 million of which was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the three months ended December 31, 2016 and December 31, 2015:

	Three months ended December 31, 2016	Three months ended December 31, 2015
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$724,797	$(13,306,359)
Weighted average common shares outstanding	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.02	$(0.45)
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividend paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.
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
For income tax purposes, the Company estimates that its distributions for the calendar year will be composed primarily of ordinary income, and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the dividend distributions per share that our Board of Directors has paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock during the three months ended December 31, 2016 and December 31, 2015:

Frequency	Date Declared	Record Date		Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016		October 31, 2016	$0.075	$2,210,008	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016		November 30, 2016	0.075	2,210,008	2,986	26,908
Monthly	October 19, 2016	December 15, 2016		December 30, 2016	0.075	2,210,007	3,438	30,586
Total for the three months ended December 31, 2016					$0.23	$6,630,023	9,570	$84,479
Frequency	Date Declared	Record Date		Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015		October 15, 2015	$0.075	$2,210,008	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015		November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015		December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	(2)	January 15, 2016	0.075	2,210,007	8,627	61,079
Total for the three months ended December 31, 2015					$0.30	$8,840,030	45,079	$380,935
 __________
(1) Shares were purchased on the open market and distributed.
(2) This distribution was recorded on the ex-dividend date, which was prior to December 31, 2015. Accordingly, four monthly dividends were recorded for the three months ended December 31, 2015. DRIP shares were issued subsequent to December 31, 2015 in connection with this distribution.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2016 and December 31, 2015.
Note 6. Borrowings

Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (as amended, the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
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
As of December 31, 2016 and September 30, 2016, the Company had $68.1 million and $107.4 outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.213% and 2.639% for the three months ended December 31, 2016 and December 31, 2015, respectively. For the three months ended December 31, 2016 and December 31, 2015, the Company recorded interest expense of $1.0 million and $1.1 million, respectively, related to the Citibank facility.

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
As of December 31, 2016, the Company had $4.2 million outstanding under the East West Bank facility. As of September 30, 2016, the Company had no borrowings outstanding under the East West Bank facility. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 3.498% for the three months ended December 31, 2016. For the three months ended December 31, 2016, the Company recorded interest expense of $0.1 million related to the East West Bank facility.

2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 1.55% per annum, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's December 31, 2016 Consolidated Statements of Assets and Liabilities as notes payable. As of December 31, 2016, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

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

As of December 31, 2016, there were 49 investments in portfolio companies with a total fair value of $257.5 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three months ended December 31, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended December 31, 2016	Three months ended December 31, 2015
Interest expense	$1,306,035	$1,086,623
Loan administration fees	18,330	26,566
Amortization of debt issuance costs	72,526	72,526
Total interest and other debt financing expenses	$1,396,891	$1,185,715
Cash paid for interest expense	$1,222,675	$1,634,246
Annualized average interest rate	2.902%	2.275%
Average outstanding balance	$180,000,000	$183,769,478

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three months ended December 31, 2016 is as follows:

				Three months ended December 31, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.6775%	180		$795,050	$853,403
Class A-S Notes	2.4275%	210	(1)	164,460	177,890
Class A-R Notes	2.6775%	180	(2)	51,111	51,111
Class B Notes	3.5275%	265		212,054	223,631
Class C Notes	4.1275%	325	(3)	—	—
Total				$1,222,675	$1,306,035
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended December 31, 2016.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense as they are eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$—	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 2.10%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.

     The proceeds of the private placement of the Class A Notes and the Class B Notes of the 2015 Issuer, net of debt issuance costs, may be used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to the creditors of the Company (or any other affiliate of the Company). As part of the 2015 Debt Securitization, the Company entered into master loan sale agreements under which the Company agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the Subordinated 2015 Notes, as applicable. The 2015 Notes are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default. The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended December 31, 2016, the Company repaid the $5.0 million of secured borrowings in connection with the sale of the investment associated with these secured borrowings.
Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

    Accumulated PIK interest activity for the three months ended December 31, 2016 and December 31, 2015 was as follows:

	Three months ended December 31, 2016	Three months ended December 31, 2015
PIK balance at beginning of period	$88,839	$—
Gross PIK interest accrued	132,216	17,161
PIK income reserves (1)	(72,812)	—
PIK interest received in cash	—	—
Loan exits and other PIK adjustments	—	—
PIK balance at end of period	$148,243	$17,161
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of December 31, 2016, there were two investments on which the Company stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income. As of December 31, 2015, there were two investments on which the Company stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2016, September 30, 2016 and December 31, 2015 were as follows:

	December 31, 2016				September 30, 2016				December 31, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$520,876,638	93.94%	$518,069,994	97.11%	$563,757,229	96.74%	$552,114,644	98.72%	$605,613,675	95.51%	$587,972,232	97.35%
PIK non-accrual (paying) (1)	14,606,378	2.63	8,999,581	1.69	—	—	—	—	7,605,257	1.20	2,649,496	0.44
Cash non-accrual (nonpaying) (2)	19,027,017	3.43	6,393,980	1.20	19,027,017	3.26	7,156,160	1.28	20,860,543	3.29	13,334,107	2.21
Total	$554,510,033	100.00%	$533,463,555	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$634,079,475	100.00%	$603,955,835	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of December 31, 2016, September 30, 2016 and December 31, 2015 was as follows:

	December 31, 2016	September 30, 2016	December 31, 2015
Answers Corporation (2)	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Ameritox Ltd.	—	—	Cash non-accrual (1)

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)
As of December 31, 2015, only the Company's investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status. As of December 31, 2016 and September 30, 2016, the Company's investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status.

Income non-accrual amounts for the three months ended December 31, 2016 and December 31, 2015 are presented in the following table.

	Three months ended December 31, 2016	Three months ended December 31, 2015
Cash interest income	$393,241	$453,194
PIK interest income	72,812	—
OID income	39,956	13,816
Total	$506,009	$467,010

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
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three months ended December 31, 2016:

Net increase in net assets resulting from operations	$724,797
Net unrealized depreciation on investments and secured borrowings	5,242,015
Book/tax difference due to deferred loan fees	(200,924)
Book/tax difference due to interest income on certain loans	—
Book/tax difference due to capital losses not recognized	(82,762)
Other book/tax differences	(187,420)
Other nondeductible expenses	—
Taxable/Distributable Income (1)	$5,495,706

__________________

(1)
The Company's taxable income for the three months ended December 31, 2016 is an estimate and will not be finally determined until the Company files its tax return for the fiscal and taxable year ending September 30, 2017. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2016, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$2,459,655
Net realized capital losses	(12,690,311)
Unrealized losses, net	(16,980,523)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the permanent book/tax reclassifications during the fiscal year ended September 30, 2016 resulted in an increase (decrease) to the components of net assets on the Consolidated Statements of Assets and Liabilities as of September 30, 2016 as follows:

Undistributed net investment income	$2,640,496
Accumulated net realized loss on investments	(3,755,949)
Additional paid-in capital	(1,115,453)
For financial reporting purposes, capital accounts have been adjusted to reflect the tax character of permanent book/tax differences.  Reclassifications are primarily due to the tax treatment of prepayment fees, nondeductible excise taxes paid, reclassification of distributions paid.
The Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning after December 22, 2010 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the capital losses incurred in taxable years ended prior to the Company's tax year ended September 30, 2011, which are subject to an expiration date. As a result of this ordering rule, capital loss carryforwards from the Company's tax year ended prior to its tax year ended September 30, 2011 may be more likely to expire unused.
As a RIC, the Company is also subject to a federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and does not expect to incur a U.S. federal excise tax for calendar year 2016.
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
A summary of the Company's recorded investment realization events during the three months ended December 31, 2016 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	TrialCard Incorporated	Debt	$ 9.9 million	$—	Full payoff
November 2016	Blackhawk Specialty Tools, LLC	Debt	4.2 million	—	Full payoff
November 2016	NXT Capital, LLC	Debt	8.7 million	—	Full payoff
November 2016	The Active Network, Inc. (a)	Debt	2.4 million	—	Full payoff
November 2016	Fineline Technologies, Inc.	Debt	10.5 million	—	Full payoff
November 2016	Legalzoom.com, Inc. (a)	Debt	20.1 million	—	Full payoff
December 2016	Aptean, Inc.	Debt	1.2 million	—	Full payoff
December 2016	Too Faced Cosmetics, LLC	Debt	1.3 million	—	Full payoff
$—
__________

(a)	The Company also received prepayment fees in connection with the exit of this portfolio investment.
During the three months ended December 31, 2016, the Company received cash payments of $5.1 million in connection with syndications and sales of debt investments and recorded a net realized gain of $0.1 million.
A summary of the Company's recorded investment realization events during the three months ended December 31, 2015 is shown in the table below:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Reliant Hospital Partners, LLC	Debt	$ 7.4 million	$—	Full payoff
October 2015	Idera, Inc.	Debt	16.8 million	—	Full payoff
October 2015	Novetta Solutions, LLC	Debt	5.7 million	—	Full payoff
December 2015	All Web Leads, Inc.	Debt	17.6 million	—	Full payoff
$—
During the three months ended December 31, 2015, the Company received cash payments of $76.9 million in connection with full or partial sales of debt investments and recorded a net realized loss of $0.1 million.
For the three months ended December 31, 2016, the Company recorded net unrealized depreciation of $5.2 million. This consisted of $7.7 million of net unrealized depreciation on equity investments, offset by $2.2 million of net unrealized appreciation on debt investments and $0.3 million of net reclassifications to realized loss (resulting in unrealized appreciation).
For the three months ended December 31, 2015, the Company recorded net unrealized depreciation of $20.3 million. This consisted of $16.9 million of net unrealized depreciation on debt investments, $3.0 million of net unrealized depreciation on equity investments and $0.4 million of net reclassifications to realized gains (resulting in unrealized depreciation).

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
For the three months ended December 31, 2016 and December 31, 2015, base management fees (net of waivers, if any) were $1.4 million and $1.6 million, respectively.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three months ended December 31, 2016 and December 31, 2015, the Part I incentive fee was $1.0 million and $1.7 million, respectively.
The second part ("Part II incentive fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2016 and December 31, 2015, there was no Part II incentive fee. From inception to date, the Company has paid aggregate Part II incentive fees of approximately $0.1 million.
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
At December 31, 2016 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $2.4 million and $3.0 million, respectively, reflecting the unpaid portion of the base management fee and incentive fees payable to the Investment Adviser.
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
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT LLC, a wholly-owned subsidiary of the Investment Adviser ("FSC CT"), under substantially similar terms as its prior administration agreement with FSC CT,

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inc. Under the administration agreement, FSC CT provides administrative services for the Company, including providing the Company with office facilities, including its principal executive offices, and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. FSC CT may also provide, on behalf of the Company, managerial assistance to its portfolio companies. For providing these services, facilities and personnel, the Company reimburses FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent, the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. The Company utilizes office space in Greenwich, CT that is leased by FSC CT from an affiliate controlled by the chief executive officer of the Investment Adviser and FSC CT, Mr. Leonard M. Tannenbaum. The Company also utilizes additional office space that is leased by affiliates of the Investment Adviser and FSC CT in Chicago, IL. Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three months ended December 31, 2016, the Company accrued administrative expenses of $0.5 million, including $0.4 million of general and administrative expenses. For the three months ended December 31, 2015, the Company accrued administrative expenses of $0.3 million, including $0.1 million of general and administrative expenses. At December 31, 2016 and September 30, 2016, $0.5 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
Common stock held by FSAM
As of December 31, 2016, a subsidiary of FSAM held 2,677,519 shares of the Company's common stock, which represents approximately 9.1% of the Company's common stock outstanding.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended December 31, 2016	Three months ended December 31, 2015
Net asset value at beginning of period	$11.06	$12.11
Net investment income (5)	0.20	0.24
Net unrealized depreciation on investments and secured borrowings (5)	(0.18)	(0.69)
Net realized gain on investments (5)	0.01	—
Distributions to stockholders (5)	(0.23)	(0.30)
Net asset value at end of period	$10.86	$11.36
Per share market value at beginning of period	$8.56	$8.73
Per share market value at end of period	$8.71	$8.57
Total return (1)	4.37%	0.71%
Common shares outstanding at beginning of period	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768
Net assets at beginning of period	$325,829,394	$356,807,103
Net assets at end of period	$319,924,168	$334,660,714
Average net assets (2)	$322,852,759	$346,931,889
Ratio of net investment income to average net assets (3)	7.23%	8.01%
Ratio of total expenses to average net assets (3)	7.29%	7.90%
Ratio of net expenses to average net assets (3)	6.98%	7.90%
Ratio of portfolio turnover to average investments at fair value	10.51%	9.92%
Weighted average outstanding debt (4)	$271,725,061	$320,921,843
Average debt per share (5)	$9.22	$10.89
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

Note 13. Commitments and Contingencies

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Finance Corp. (“FSC”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain FSC and FSAM securities class actions and FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
During the three months ended December 31, 2016, the Company received insurance reimbursements related to previously incurred legal professional fees of approximately $0.3 million.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2016 and September 30, 2016, off-balance sheet arrangements consisted of $49.7 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on its Consolidated Statements of Assets and Liabilities. The fair value of the Company's unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of December 31, 2016 and September 30, 2016 is shown in the table below:

	December 31, 2016	September 30, 2016
FSFR Glick JV LLC	$16,382,494	$16,382,494
TIBCO Software, Inc.	5,300,000	5,300,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	3,458,537
Ministry Brands, LLC	3,175,150	—
Motion Recruitment Partners LLC	2,628,125	2,900,000
Teaching Strategies, LLC	2,400,000	2,400,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
My Alarm Center, LLC	752,599	1,212,472
NextCare, Inc.	420,375	—
Valet Merger Sub, Inc.	333,333	333,333
Baart Programs, Inc.	330,000	1,000,000
Sailpoint Technologies, Inc.	200,000	200,000
OBHG Management Services, LLC	100,000	100,000
Accruent, LLC	76,500	85,000
4 Over International, LLC	68,452	68,452
Legalzoom.com, Inc.	—	2,607,018
Dynatect Group Holdings, Inc.	—	1,800,000
TrialCard Incorporated	—	850,000
Total	$49,699,155	$52,770,896

Note 14. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2016, except as discussed below:
On February 6, 2017, the Company’s Board of Directors declared the following distributions:

•	monthly dividend of $0.04 per share, payable on March 31, 2017 to stockholders of record on March 15, 2017; and

•	quarterly dividend of $0.19 per share, payable on June 30, 2017 to stockholders of record on June 15, 2017.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2016
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$1,395,436	$56,885,646	$4,859,827	$—	$61,745,473
87.5% LLC equity interest (5)	187,420	6,431,021	—	(6,431,021)	—
Total Control Investments	$1,582,856	$63,316,667	$4,859,827	$(6,431,021)	$61,745,473

Affiliate Investments
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	$150,056	$6,342,286	$93,814	$—	$6,436,100
3,309,873.6 Class A Preferred Units	—	3,626,150	169,172	—	3,795,322
327,393.6 Class B Preferred Units	—	358,679	16,733	—	375,412
1,007.36 Class A Units	—	2,679,343	—	(1,415,004)	1,264,339
Total Affiliate Investments	$150,056	$13,006,458	$279,719	$(1,415,004)	$11,871,173

Total Control & Affiliate Investments	$1,732,912	$76,323,125	$5,139,546	$(7,846,025)	$73,616,646

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2016 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. We have qualified and elected to be treated as a RIC under the Internal Revenue Code of 1986, or the Code, for tax purposes.
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
We are externally managed by Fifth Street Management LLC, or the investment adviser, a subsidiary of Fifth Street Asset Management Inc., or FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, or FSC CT, a subsidiary of our investment adviser, also provides certain administrative and other services necessary for us to operate.
Critical Accounting Policies
Basis of Presentation

Our Consolidated Financial Statements have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946.
Investment Valuation
We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
We value our investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

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
We perform detailed valuations of all debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that we are deemed to control under the 1940 Act. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value.
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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the investment adviser, and our investment adviser responds and supplements the preliminary valuations to reflect any discussions between our investment adviser and the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the level 3 investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each level 3 investment in our portfolio.
The fair value of our investments at December 31, 2016 and September 30, 2016, was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of December 31, 2016, 29.6% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current quarter and three preceding fiscal years were as follows:

As of December 31, 2013	34.1%
As of March 31, 2014	30.5%
As of June 30, 2014	56.6%
As of September 30, 2014	44.3%
As of December 31, 2014	54.1%
As of March 31, 2015 (1)	32.1%
As of June 30, 2015	23.8%
As of September 30, 2015 (2)	76.5%
As of December 31, 2015	29.3%
As of March 31, 2016	25.0%
As of June 30, 2016	32.0%
As of September 30, 2016 (2)	73.5%
As of December 31, 2016	29.6%
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
As of December 31, 2016 and September 30, 2016, approximately 91.5% and 92.2%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, the portfolio company is likely to continue timely payment of its remaining interest. As of December 31, 2016, there were two investments on which we stopped accruing cash and/or PIK interest or OID income.

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
We generally recognize dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
For a discussion of risks we are subject to as a result of our use of PIK interest, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income," "— We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive" and "— Our incentive fee may induce our investment adviser to make speculative investments" in our annual report on Form 10-K for the year ended September 30, 2016 in connection with our investments. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments both in our Consolidated Financial Statements and for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $0.1 million as of each of December 31, 2016 and September 30, 2016. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition
Our investments principally consist of senior loans in private middle market companies and investments in FSFR Glick JV LLC, or together with its consolidated subsidiaries, FSFR Glick JV. Our senior loans are typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to seven years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien and second lien loans which we believe will provide attractive risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk-adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2016	September 30, 2016
Cost:
Senior secured debt	85.72%	86.40%
Subordinated notes of FSFR Glick JV	11.19	10.66
LLC equity interests of FSFR Glick JV	1.24	1.18
Purchased equity	1.85	1.76
Equity grants	—	—
Total	100.00%	100.00%

	December 31, 2016	September 30, 2016
Fair value:
Senior secured debt	87.34%	87.58%
Subordinated notes of FSFR Glick JV	11.43	9.92
LLC equity interests of FSFR Glick JV	—	1.12
Purchased equity	1.21	1.36
Equity grants	0.02	0.02
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value, respectively, as a percentage of total investments was as follows:

	December 31, 2016	September 30, 2016
Cost:
Internet software & services	24.98%	22.07%
Healthcare services	13.90	14.80
Multi-sector holdings	12.43	11.84
Advertising	9.03	8.06
Application software	6.78	5.35
Integrated telecommunication services	4.24	4.06
Diversified support services	3.41	3.28
Security & alarm services	3.20	2.97
Research & consulting services	2.99	2.85
Education services	2.64	2.54
Commercial printing	2.09	0.98
IT consulting & other services	1.84	1.47
Food retail	1.77	1.15
Data processing & outsourced services	1.72	1.64
Pharmaceuticals	1.60	1.53
Environmental & facilities services	1.12	1.06
Construction and engineering	1.03	0.98
Food distributors	1.00	0.95
Wireless telecommunication services	1.00	0.95
Healthcare technology	0.83	0.81
Computer hardware	0.68	0.66
Industrial machinery	0.67	0.64
Fertilizers & agricultural chemicals	0.61	0.59
Specialized consumer services	0.44	3.76
Electronic equipment & instruments	—	1.82
Diversified capital markets	—	1.45
Restaurants	—	0.83
Oil & gas equipment & services	—	0.70
Personal products	—	0.21
	100.00%	100.00%

	December 31, 2016	September 30, 2016
Fair value:
Internet software & services	23.47%	20.82%
Healthcare services	13.72	14.64
Multi-sector holdings	11.43	11.04
Advertising	9.39	8.49
Application software	7.29	5.65
Integrated telecommunication services	4.55	4.30
Diversified support services	3.72	3.42
Security & alarm services	3.45	3.11
Research & consulting services	3.15	2.99
Education services	2.81	2.67
Commercial printing	2.24	1.03
IT consulting & other services	1.98	1.55
Food retail	1.91	1.22
Data processing & outsourced services	1.82	1.71
Pharmaceuticals	1.60	1.57
Environmental & facilities services	1.20	1.14
Construction and engineering	1.10	1.01
Food distributors	1.05	0.98
Healthcare technology	0.87	0.83
Wireless telecommunication services	0.78	0.74
Computer hardware	0.72	0.68
Industrial machinery	0.70	0.66
Fertilizers & agricultural chemicals	0.58	0.59
Specialized consumer services	0.47	3.93
Electronic equipment & instruments	—	1.90
Diversified capital markets	—	1.53
Restaurants	—	0.87
Oil & gas equipment & services	—	0.71
Personal products	—	0.22
	100.00%	100.00%
Portfolio Asset Quality
We employ a ranking system to assess and monitor the credit risk of our investment portfolio. We rank all debt investments on a scale from 1 to 4. The system is intended to reflect the performance of the borrower's business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. We have determined that there should be an individual ranking assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

•	Investment Ranking 1 is used for debt investments that are performing above expectations and/or capital gains are expected.

•
Investment Ranking 2 is used for debt investments that are performing substantially within our expectations, and whose risks remain materially consistent with the potential risks at the time of the original or restructured investment. All new debt investments are initially ranked 2.

•
Investment Ranking 3 is used for debt investments that are performing below our expectations and for which risk has materially increased since the original or restructured investment. The portfolio company may be out of compliance with debt covenants and may require closer monitoring. To the extent that the underlying agreement has a PIK interest provision, debt investments with a ranking of 3 are generally those on which we are not accruing PIK interest.

•	Investment Ranking 4 is used for debt investments that are performing substantially below our expectations and for which risk has increased substantially since the original or restructured investment. Debt investments with a ranking of 4 are those for which some loss of principal is expected and are generally those on which we are not accruing cash interest.
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2016 and September 30, 2016:

Investment Ranking	December 31, 2016				September 30, 2016(2)
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$—	—%	N/A		$20,056,209	3.59%	3.80
2	499,964,057	93.72	4.13		519,618,113	92.91	4.20
3	27,105,518	5.08	NM	(1)	12,440,322	2.22	NM	(1)
4	6,393,980	1.20	NM	(1)	7,156,160	1.28	NM	(1)
Total	$533,463,555	100.00%	4.13		$559,270,804	100.00%	4.18
________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

(2)
Beginning as of December 31, 2016, we have revised our investment ranking scale to include only debt investments. Accordingly, in order to make the table comparative, we revised the investment ranking table as of September 30, 2016 to exclude equity investments.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any modifications to our loan agreements may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of each of December 31, 2016 and September 30, 2016, we had modified the payment terms of our investments in five portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2016, there were two investments on which we stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of December 31, 2015, there were two investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2016, September 30, 2016 and December 31, 2015 were as follows:

	December 31, 2016				September 30, 2016				December 31, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$520,876,638	93.94%	$518,069,994	97.11%	$563,757,229	96.74%	$552,114,644	98.72%	$605,613,675	95.51%	$587,972,232	97.35%
PIK non-accrual (paying) (1)	14,606,378	2.63	8,999,581	1.69	—	—	—	—	7,605,257	1.20	2,649,496	0.44
Cash non-accrual (nonpaying) (2)	19,027,017	3.43	6,393,980	1.20	19,027,017	3.26	7,156,160	1.28	20,860,543	3.29	13,334,107	2.21
Total	$554,510,033	100.00%	$533,463,555	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$634,079,475	100.00%	$603,955,835	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of December 31, 2016, September 30, 2016 and December 31, 2015 was as follows:

	December 31, 2016	September 30, 2016	December 31, 2015
Answers Corporation (2)	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Ameritox Ltd.	—	—	Cash non-accrual (1)
  __________________

(1)	Cash non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
As of December 31, 2015, only our investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status. As of December 31, 2016 and September 30, 2016, our investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status.

Income non-accrual amounts for the three months ended December 31, 2016 and December 31, 2015 are presented in the following table.

	Three months ended December 31, 2016	Three months ended December 31, 2015
Cash interest income	$393,241	$453,194
PIK interest income	72,812	—
OID income	39,956	13,816
Total	$506,009	$467,010
FSFR Glick JV LLC
In October 2014, we entered into a LLC agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for the Subordinated Notes. As of December 31, 2016 and September 30, 2016, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of December 31, 2016 and September 30, 2016, FSFR Glick JV had total assets of $170.0 million and $201.1 million, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $61.7 million in aggregate, at fair value as of December 31, 2016. As of September 30, 2016, our investment consisted of LLC equity interests and Subordinated Notes of $63.3 million in aggregate, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 32 and 36 "eligible portfolio companies" (as defined in section 2(a)(46) of the 1940 Act) as of December 31, 2016 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
As of December 31, 2016 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million. $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million in aggregate commitments was funded as of December 31, 2016 and September 30, 2016, of which $71.1 million was from us. As of December 31, 2016 and September 30, 2016, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.7 million was unfunded. As of December 31, 2016 and

September 30, 2016, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch, or the Credit Suisse facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both December 31, 2016 and September 30, 2016. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of December 31, 2016 and September 30, 2016. Under the Credit Suisse facility, $95.3 million and $124.6 million in borrowings were outstanding as of December 31, 2016 and September 30, 2016, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Senior secured loans (1)	$170,021,400	$194,346,557
Weighted average current interest rate on senior secured loans (2)	7.03%	7.08%
Number of borrowers in FSFR Glick JV	32	36
Largest loan exposure to a single borrower (1)	$12,619,487	$12,641,009
Total of five largest loan exposures to borrowers (1)	$47,217,830	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of December 31, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,357,080	$2,355,927	$2,357,080
	Healthcare services	119,910.76 Class B Preferred Units				119,911	137,498
	Healthcare services	368.96 Class A Common Units				2,174,034	463,082
Total Ameritox, Ltd.					2,357,080	4,649,872	2,957,660
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,068,371
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,619,487	12,544,705	12,449,758
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,291,139	7,216,300	7,336,745
Metamorph US 3, LLC (3)(6)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash 2% PIK	6,882,116	6,754,518	4,074,920
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,000,000	9,000,000	9,334,736
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	1,789,384	1,777,870	1,777,449
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,552,524	2,549,970	2,544,446
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,795,000	6,788,465	6,773,366
Total Teaching Strategies, LLC					9,347,524	9,338,435	9,317,812
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,270,819	8,247,803	7,939,986
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,960,455	2,925,000
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,299,050	2,302,721	2,312,948
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,091,290	2,089,399	1,944,900
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,035,570	2,010,915	1,856,439

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,894,737	5,900,208	5,894,737
Auction.com, LLC (3)	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,930,000	3,918,021	3,959,475
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7,980,000	7,829,283	7,900,200
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,158,000	4,125,088	4,137,210
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,853,704	3,838,662	3,853,704
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,716,397	5,694,465	5,687,815
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,925,100	2,971,177
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,800,000	7,727,769	7,678,125
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5.75% (1% floor) cash	6,036,711	5,966,621	5,893,339
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,435,000	6,379,742	6,418,913
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,950,000	3,899,308	3,985,446
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,960,344	3,939,639	3,920,740
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,951,424	4,808,668	4,901,909
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,900,000	1,897,109	1,899,962
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,950,000	4,902,636	4,946,066
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,850,000	3,794,486	3,828,018
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,312,500	7,177,405	7,303,609
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,471,875	4,409,426	4,435,784
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	4,987,500	4,973,649	4,976,079
Total Portfolio Investments					$170,021,400	$170,636,986	$162,889,032
__________
(1) Represents the current interest rate as of December 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2016 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at December 31, 2016.
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
(5) This investment was on cash non-accrual status as of December 31, 2016.
(6) This investment was on PIK non-accrual status as of December 31, 2016.

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
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
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

The cost and fair value of our aggregate investment in FSFR Glick JV held by us was $71.1 million and $61.7 million, respectively, as of December 31, 2016 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three months ended December 31, 2016 and December 31, 2015, we earned interest income of $1.4 million and $1.1 million on our investment in the Subordinated Notes, respectively. We earned dividend income of $0.2 million and $0.4 million, respectively, for the three months ended December 31, 2016 and December 31, 2015 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis. The total investment income earned on FSFR Glick JV represented an 8.5% and 11.7% weighted average annualized return on our total investment as of December 31, 2016 and September 30, 2016, respectively.
Below is certain summarized financial information for FSFR Glick JV as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and December 31, 2015:

	December 31, 2016	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2016: $170,636,986; cost September 30, 2016: $194,624,798)	$162,889,032	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	1,875,580	980,605
Restricted cash	3,045,048	3,343,303
Receivable from unsettled transactions	—	952,591
Due from portfolio companies	34,540	—
Other assets	2,175,755	2,162,942
Total assets	$170,019,955	$201,133,086

Senior credit facility payable	$95,261,636	$124,615,636
Subordinated notes payable at fair value (proceeds December 31, 2016: $73,149,434; proceeds September 30, 2016: $73,149,434)	70,564,963	65,012,167
Other liabilities	4,193,356	4,196,688
Total liabilities	$170,019,955	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$170,019,955	$201,133,086

	Three months ended December 31, 2016	Three months ended December 31, 2015
Selected Statement of Operations Information:
Interest income	$3,486,810	$3,688,589
PIK interest income	17,933	—
Fee income	99,653	4,167
Total investment income	3,604,396	3,692,756
Interest expense	$2,795,065	$2,414,446
Other expenses	75,836	63,693
Total expenses (1)	2,870,901	2,478,139
Net unrealized depreciation	$(7,384,097)	$(4,083,557)
Realized loss on investments	(32,601)	—
Net loss	$(6,683,203)	$(2,868,940)
 __________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825 — Financial Instruments. The FSFR Glick JV subordinated notes were valued using an enterprise value approach. The enterprise value was determined based on the total assets at fair value held at FSFR Glick JV.
During the three months ended December 31, 2016, we did not sell any senior secured debt investments to FSFR Glick JV. During the three months ended December 31, 2015, we sold $9.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $9.0 million cash consideration.
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
Comparison of the three months ended December 31, 2016 and December 31, 2015
Total Investment Income
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
Total investment income for the three months ended December 31, 2016 and December 31, 2015 was $11.6 million and $13.9 million, respectively. For the three months ended December 31, 2016, this amount primarily consisted of $11.0 million of interest income from portfolio investments (which included $0.1 million of PIK interest), $0.4 million of fee income and $0.2 million of dividend and other income. For the three months ended December 31, 2015, this amount primarily consisted of $12.2 million of interest income from portfolio investments, $1.3 million of fee income and $0.4 million of dividend and other income. The decrease of $2.4 million in our total investment income for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, was primarily attributable to lower average levels of outstanding debt investments.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the three months ended December 31, 2016 and December 31, 2015 were $5.7 million and $6.9 million, respectively. The decrease of $1.2 million in our net expenses for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, was primarily due to $0.8 million decrease in Part I incentive fees payable to our investment adviser and a $0.5 million decrease in professional fees, partially offset by a $0.3 million increase in general and administrative expenses and a $0.2 million increase in interest expense.
Net Investment Income
As a result of the $2.4 million decrease in total investment income, offset by the $1.2 million decrease in net expenses, net investment income for the three months ended December 31, 2016 reflected an approximate $1.1 million decrease, as compared to the three months ended December 31, 2015.
Realized Gain (Loss) on Investments
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
See Note 9 in the consolidated financial statements for more details regarding investment realization events for the three months ended December 31, 2016 and December 31, 2015.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
See Note 9 in the consolidated financial statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the three months ended December 31, 2016 and December 31, 2015.
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
For the three months ended December 31, 2016, we experienced a net increase in cash and cash equivalents of $16.4 million. During that period, $63.2 million of cash was provided by operating activities, primarily consisting of $66.7 million of principal payments and proceeds from the sale of investments and cash activities related to $5.9 million of net investment income, partially offset by cash used to fund $37.6 million of investments and net revolvers. During the same period, cash used by financing activities was $46.8 million, primarily consisting of $35.2 million of net repayments under our credit facilities, $6.5 million of cash distributions paid to our shareholders and $5.0 million of repayments of secured borrowings.

For the three months ended December 31, 2015, we experienced a net decrease in cash and cash equivalents of $28.3 million. During that period, $9.8 million of cash was provided by operating activities, primarily consisting of $132.3 million of principal payments and proceeds from the sale of investments and cash activities related to $7.0 million of net investment income, partially offset by cash used to fund of $132.4 million of investments and net revolvers. During the same period, cash used by financing activities was $38.1 million, primarily consisting of $27.4 million of net repayments under our credit facilities, $4.0 million of net repayments under our $309.0 million term debt securitization, or the 2015 Debt Securitization and $6.3 million of cash distributions paid to our shareholders.
At December 31, 2016, we had $43.7 million of cash and cash equivalents (including $7.5 million of restricted cash), portfolio investments (at fair value) of $540.1 million, $3.8 million of interest, dividends and fees receivable, $14.5 million of payables from unsettled transactions, $72.3 million of borrowings outstanding under our revolving credit facilities, $177.6 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $49.7 million. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $3.0 million until such time as we submit required monthly reporting schedules. As of December 31, 2016, $4.5 million of cash held in connection with the 2015 Debt Securitization was restricted.

At September 30, 2016, we had $28.8 million of cash and cash equivalents (including $9.0 million of restricted cash), portfolio investments (at fair value) of $573.6 million, $4.6 million of interest, dividends and fees receivable, $12.9 million receivables from unsettled transactions, $107.4 million of borrowings outstanding under our revolving credit facilities, $177.5 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $52.8 million. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $3.5 million until such time as we submit required monthly reporting schedules. As of September 30, 2016, $5.5 million of cash held in connection with the 2015 Debt Securitization was restricted.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. We may from time to time issue securities pursuant to a shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock.
Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for several years) and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
In addition, we intend to distribute at least 90% of our taxable income as dividends to our stockholders each taxable year in connection with satisfying the requirements applicable to entities subject to tax as RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
As a BDC, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of December 31, 2016, we were in compliance with this asset coverage requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the dividend distributions per share that our Board of Directors has paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,210,008	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,578
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,210,008	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,210,007	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,210,007	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,210,008	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,210,008	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,210,008	3,078	26,811
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	0.075	2,210,008	3,146	26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,210,008	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,210,007	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,210,008
______________
(1) Shares were purchased on the open market and distributed.
Borrowings
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility, or, as amended, the Citibank facility, with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
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
As of December 31, 2016 and September 30, 2016, we had $68.1 million and $107.4 million outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of our equity interests in FS Senior Funding II LLC. We may use the Citibank facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.213% and 2.639% for the three months ended December 31, 2016 and December 31, 2015, respectively. For the three months ended December 31, 2016 and December 31, 2015, we recorded interest expense of $1.0 million and $1.1 million, respectively, related to the Citibank facility.
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
As of December 31, 2016, we had $4.2 million outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain of our other assets. We may use the East West Bank Facility to fund a portion of our loan origination activities and for general corporate purposes. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 3.498% for the three months ended December 31, 2016. For the three months ended December 31, 2016, we recorded interest expense of $0.1 million related to the East West Bank Facility.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in 2015 Notes, and $86.4 million of 2015 Subordinated Notes. The notes offered in the 2015 Debt Securitization were issued by the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 1.55%, with a step-up in spread to 2.10% to occur in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A 2015 Notes and Class B 2015 Notes are included in our December 31, 2016 Consolidated Statement of Assets and Liabilities as notes payable. As of December 31, 2016, the Class C 2015 Notes and the 2015 Subordinated Notes were eliminated in consolidation.
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
As of December 31, 2016, there were 49 in portfolio companies with a total fair value of $257.5 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
For the three months ended December 31, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended December 31, 2016	Three months ended December 31, 2015
Interest expense	$1,306,035	$1,086,623
Loan administration fees	18,330	26,566
Amortization of debt issuance costs	72,526	72,526
Total interest and other debt financing expenses	$1,396,891	$1,185,715
Cash paid for interest expense	$1,222,675	$1,634,246
Annualized average interest rate	2.902%	2.275%
Average outstanding balance	$180,000,000	$183,769,478

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three months ended December 31, 2016 is as follows:

				Three months ended December 31, 2016
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	2.6775%	180		$795,050	$853,403
Class A-S Notes	2.4275%	210	(1)	164,460	177,890
Class A-R Notes	2.6775%	180	(2)	51,111	51,111
Class B Notes	3.5275%	265		212,054	223,631
Class C Notes	4.1275%	325	(3)	—	—
Total				$1,222,675	$1,306,035
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended December 31, 2016.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of December 31, 2016 are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$—	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 2.10%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2016 and September 30, 2016, off-balance sheet arrangements consisted of $49.7 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of December 31, 2016.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of December 31, 2016 and September 30, 2016 is shown in the table below:

	December 31, 2016	September 30, 2016
FSFR Glick JV LLC	$16,382,494	$16,382,494
TIBCO Software, Inc.	5,300,000	5,300,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	3,458,537
Ministry Brands, LLC	3,175,150	—
Motion Recruitment Partners LLC	2,628,125	2,900,000
Teaching Strategies, LLC	2,400,000	2,400,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
My Alarm Center, LLC	752,599	1,212,472
NextCare, Inc.	420,375	—
Valet Merger Sub, Inc.	333,333	333,333
Baart Programs, Inc.	330,000	1,000,000
Sailpoint Technologies, Inc.	200,000	200,000
OBHG Management Services, LLC	100,000	100,000
Accruent, LLC	76,500	85,000
4 Over International, LLC	68,452	68,452
Legalzoom.com, Inc.	—	2,607,018
Dynatect Group Holdings, Inc.	—	1,800,000
TrialCard Incorporated	—	850,000
Total	$49,699,155	$52,770,896
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank Facility, 2015 Debt Securitization and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of December 31, 2016	Weighted average debt outstanding for the three months ended December 31, 2016	Maximum debt outstanding for the three months ended December 31, 2016
Citibank facility	$107,426,800	$68,056,800	$91,462,017	$107,426,800
2015 Debt Securitization	180,000,000	180,000,000	180,000,000	180,000,000
East West Bank Facility	—	4,200,000	45,652	4,200,000
Secured borrowings	5,000,000	—	217,391	5,000,000
Total debt	$292,426,800	$252,256,800	$271,725,060

The following table reflects our contractual obligations arising from the Citibank facility, 2015 Debt Securitization and East West Bank Facility:

	Payments due by period as of December 31, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$68,056,800	$—	$—	$68,056,800	$—
Interest due on Citibank facility	7,122,323	2,342,025	4,684,050	96,248	—
2015 Debt Securitization	180,000,000	—	—	—	180,000,000
Interest due on 2015 Debt Securitization	41,714,151	4,959,500	4,959,500	4,959,500	26,835,651
East West Bank Facility	4,200,000	—	—	4,200,000	—
Interest due on East West Bank Facility	770,175	191,625	383,250	195,300	—
Total	$301,863,449	$7,493,150	$10,026,800	$77,507,848	$206,835,651

Regulated Investment Company Status and Distributions
We have elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount generally at least equal to 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with the tax rules; however, we incurred a de minimis federal excise tax for calendar year 2013. We did not incur a U.S. federal excise tax for calendar year 2014 and 2015 and do not expect to incur a federal excise tax for calendar year 2016. We may incur a U.S. federal excise tax in future years.
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
We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2016.

Three Months Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2016	84.1%	—

Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman and Dalton, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, fees payable to our investment adviser are equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. From inception to date, the Company has paid in aggregate Part II incentive fees of approximately $0.1 million. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2016 and December 31, 2015, we accrued fees of $2.4 million and $3.3 million, respectively, under the investment advisory agreement.
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
We have also entered into an administration agreement with FSC CT, a wholly-owned subsidiary of our investment adviser, under which FSC CT provides administrative services for us, including facilities, including our principal executive offices, and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC CT assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. FSC CT may also provide on our behalf managerial assistance to our portfolio companies. For providing these services, facilities and personnel, we reimburse FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC CT. Our allocable portion of FSC CT’s costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC CT provides administrative services. We utilize office space in Greenwich, CT that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by affiliates of our investment adviser and administrator in Chicago, IL.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.
The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. For the three months ended December 31, 2016, we accrued administrative expenses of $0.5 million, including $0.4 million of general and administrative expenses. For the three months ended December 31, 2015, we accrued administrative expenses of $0.3 million, including $0.1 million of general and administrative expenses. At December 31, 2016 and September 30, 2016, $0.5 million and $0.4 million, respectively, was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
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

Common stock held by FSAM
As of December 31, 2016, a subsidiary of FSAM held 2,677,519 shares of our common stock, which represents approximately 9.1% of our common stock outstanding.
Recent Developments
On December 8, 2016, our Board of Directors appointed Patrick J. Dalton as Chief Executive Officer and elected him as a member of the Board of Directors, effective January 2, 2017, succeeding Ivelin M. Dimitrov. In addition, Todd G. Owens also stepped down from his role as President and a member of the Board of Directors, effective January 2, 2017.
On February 6, 2017, our Board of Directors declared the following distributions:

•	monthly dividend of $0.04 per share, payable on March 31, 2017 to stockholders of record on March 15, 2017; and

•	quarterly dividend of $0.19 per share, payable on June 30, 2017 to stockholders of record on June 15, 2017.
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
As of December 31, 2016, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2016, the following table shows the approximate annualized increase in interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$22,637,239	$(12,612,840)	10,024,399
400	17,366,543	(10,090,272)	7,276,271
300	12,095,847	(7,567,704)	4,528,143
200	6,825,152	(5,045,136)	1,780,016
100	1,982,892	(2,522,568)	(539,676)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal and our outstanding borrowings as of December 31, 2016 and September 30, 2016.

	December 31, 2016		September 30, 2016
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$43,676,434	$—	$28,815,679	$—
Prime rate	489,327	—	543,445	—
LIBOR:
30 day	—	4,200,000	—	—
60 day	—		—	—
90 day	560,425,428	180,000,000	588,697,358	180,000,000
180 day	—	68,056,800	—	107,426,800
Fixed rate	—	—	—	—
Total	$604,591,189	$252,256,800	$618,056,482	$287,426,800

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

(b) Management's Report on Internal Control Over Financial Reporting

As of September 30, 2016, management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. This material weakness remained as of December 31, 2016 primarily because the remediation actions described below remain in process.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
During the fiscal year ended September 30, 2016, we took a number of steps to remediate the aggregated material weakness including formalizing policies and procedures relating to fee income recognition and the communication of these policies and procedures throughout the organization. Further, we added senior experienced accounting and financial reporting personnel with higher levels of experience, outsourced a number of accounting and operation activities, engaged a public accounting firm to assist on technical accounting matters and reallocated existing internal resources.  During the fiscal year ending September 30, 2017, we have and will continue to take a number of additional steps to remediate this material weakness, including the formalization of policies and procedures in other significant areas and the implementation of controls over the validation of portfolio company data. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.  Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weakness will be completed prior to the end of calendar year 2017.  We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
(d) Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
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
Date: February 9, 2017