Form 10-Q
period 2017-03-31
Fifth Street Senior Floating Rate Corp.
filed 2017-05-10
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(203) 681-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of May 10, 2017.

FIFTH STREET SENIOR FLOATING RATE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost March 31, 2017: $71,117,506; cost September 30, 2016: $71,117,506)	$61,510,851	$63,316,667
Affiliate investments (cost March 31, 2017: $17,953,315; cost September 30, 2016: $15,953,798)	13,358,390	13,006,458
Non-control/Non-affiliate investments (cost March 31, 2017: $475,700,461; cost September 30, 2016: $513,397,659)	471,052,382	497,281,256
Total investments at fair value (cost March 31, 2017: $564,771,282; cost September 30, 2016: $600,468,963)	545,921,623	573,604,381
Cash and cash equivalents	41,294,052	19,778,841
Restricted cash	6,824,983	9,036,838
Interest, dividends and fees receivable	3,803,704	4,579,935
Due from portfolio companies	212,863	336,429
Receivables from unsettled transactions	12,860,270	12,869,092
Deferred financing costs	1,474,679	2,063,133
Other assets	503,055	148,492
Total assets	$612,895,229	$622,417,141
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$550,764	$1,246,286
Base management fee and incentive fee payable	1,676,535	2,987,721
Due to FSC CT	433,873	402,073
Interest payable	1,904,600	1,798,653
Payables from unsettled transactions	13,575,104	—
Amounts payable to syndication partners	—	18,750
Director fees payable	208,950	236,275
Credit facilities payable	97,756,800	107,426,800
Notes payable (net of $2,369,184 and $2,514,236 of unamortized financing costs as of March 31, 2017 and September 30, 2016, respectively)	177,630,816	177,485,764
Secured borrowings at fair value (proceeds September 30, 2016: $5,000,000)	—	4,985,425
Total liabilities	293,737,442	296,587,747
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at March 31, 2017 and September 30, 2016	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments and secured borrowings	(18,849,659)	(26,850,007)
Net realized loss on investments	(24,383,217)	(10,969,707)
Accumulated overdistributed net investment income	(11,899,939)	(10,641,494)
Total net assets (equivalent to $10.83 and $11.06 per common share at March 31, 2017 and September 30, 2016, respectively) (Note 12)	319,157,787	325,829,394
Total liabilities and net assets	$612,895,229	$622,417,141
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Interest income:
Control investments	$1,403,326	$1,210,027	$2,798,762	$2,330,518
Affiliate investments	103,651	—	201,587	—
Non-control/Non-affiliate investments	9,139,651	10,331,927	18,523,656	21,337,524
Interest on cash and cash equivalents	31,954	12,771	62,496	33,170
Total interest income	10,678,582	11,554,725	21,586,501	23,701,212
PIK interest income:
Affiliate investments	51,808	—	100,780	—
Non-control/Non-affiliate investments	10,533	23,871	20,965	41,032
Total PIK interest income	62,341	23,871	121,745	41,032
Fee income:
Affiliate investments	3,148	—	6,296	—
Non-control/Non-affiliate investments	275,478	741,073	678,774	2,053,680
Total fee income	278,626	741,073	685,070	2,053,680
Dividend and other income:
Control investments	—	875,000	187,420	1,312,500
Total dividend and other income	—	875,000	187,420	1,312,500
Total investment income	11,019,549	13,194,669	22,580,736	27,108,424
Expenses:
Base management fee	1,389,184	1,520,489	2,814,400	3,106,681
Part I incentive fee	287,351	765,287	1,277,728	2,514,098
Professional fees	433,774	1,912,236	692,302	2,635,039
Board of Directors fees	133,950	152,950	257,600	321,600
Interest expense	3,006,649	2,337,849	5,462,777	4,611,282
Administrator expense	182,026	128,408	328,485	313,408
General and administrative expenses	500,401	592,253	1,033,412	819,200
Total expenses	5,933,335	7,409,472	11,866,704	14,321,308
Base management fee waived	—	—	(6,232)	—
Insurance recoveries	—	—	(250,000)	—
Net expenses	5,933,335	7,409,472	11,610,472	14,321,308
Net investment income	5,086,214	5,785,197	10,970,264	12,787,116
Unrealized appreciation (depreciation) on investments:
Control investments	(234,622)	(666,893)	(1,805,816)	(4,417,385)
Affiliate investments	(460,180)	—	(1,647,585)	—
Non-control/Non-affiliate investments	13,937,165	(978,962)	11,468,324	(17,482,627)
Net unrealized appreciation (depreciation) on investments	13,242,363	(1,645,855)	8,014,923	(21,900,012)
Net unrealized appreciation on secured borrowings	—	—	(14,575)	—
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(13,496,272)	(4,799,610)	(13,413,510)	(4,853,730)
Net realized loss on investments	(13,496,272)	(4,799,610)	(13,413,510)	(4,853,730)
Net increase (decrease) in net assets resulting from operations	$4,832,305	$(660,268)	$5,557,102	$(13,966,626)
Net investment income per common share — basic and diluted	$0.17	$0.20	$0.37	$0.43
Earnings (loss) per common share — basic and diluted	$0.16	$(0.02)	$0.19	$(0.47)
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
Distributions per common share (Note 6)	$0.19	$0.15	$0.42	$0.45

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended March 31, 2017	Six months ended March 31, 2016
Operations:
Net investment income	$10,970,264	$12,787,116
Net unrealized appreciation (depreciation) on investments	8,014,923	(21,900,012)
Net unrealized appreciation on secured borrowings	(14,575)	—
Net realized loss on investments	(13,413,510)	(4,853,730)
Net increase (decrease) in net assets resulting from operations	5,557,102	(13,966,626)
Stockholder transactions:
Distributions to stockholders	(12,228,709)	(13,260,046)
Net decrease in net assets from stockholder transactions	(12,228,709)	(13,260,046)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	153,522	448,435
Repurchases of common stock under dividend reinvestment plan	(153,522)	(448,435)
Net increase in net assets from capital share transactions	—	—
Total decrease in net assets	(6,671,607)	(27,226,672)
Net assets at beginning of period	325,829,394	356,807,103
Net assets at end of period	$319,157,787	$329,580,431
Net asset value per common share	$10.83	$11.18
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2017	Six months ended March 31, 2016
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,557,102	$(13,966,626)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments	(8,014,923)	21,900,012
Net unrealized appreciation on secured borrowings	14,575	—
Net realized loss on investments	13,413,510	4,853,730
PIK interest income	(121,745)	(41,032)
Recognition of fee income	(685,070)	(2,053,680)
Accretion of original issue discount on investments	(1,385,015)	(963,550)
Amortization of deferred financing costs	858,506	426,081
Changes in operating assets and liabilities:
Fee income received	668,751	2,075,033
Decrease in restricted cash	2,211,855	3,394,110
(Increase) decrease in interest, dividends and fees receivable	776,231	(1,274,539)
(Increase) decrease in due from portfolio companies	123,566	(151,364)
Decrease in receivables from unsettled transactions	8,822	6,253,682
Increase in other assets	(354,563)	(444,606)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(695,522)	247,053
Increase (decrease) in base management fee and incentive fee payable	(1,311,186)	230,596
Increase (decrease) in due to FSC CT	31,800	(64,611)
Increase in interest payable	105,947	78,740
Increase (decrease) in payables from unsettled transactions	13,575,104	(11,809,500)
Decrease in amounts payable to syndication partners	(18,750)	—
Decrease in director fees payable	(27,325)	—
Purchases of investments and net revolver activity	(115,277,522)	(152,962,442)
Principal payments received on investments (scheduled payments)	5,947,266	5,074,704
Principal payments received on investments (payoffs)	107,147,105	72,012,298
Proceeds from the sale of investments	25,990,401	98,363,310
Net cash provided by operating activities	48,538,920	31,177,399
Financing activities:
Distributions paid in cash	(12,075,187)	(12,811,611)
Borrowings under credit facilities	29,700,000	7,987,000
Repayments of borrowings under credit facilities	(39,370,000)	(31,700,000)
Repayments of secured borrowings	(5,000,000)	—
Proceeds from issuance of notes payable	—	19,715,000
Repayments of notes payable	—	(26,081,000)
Repurchases of common stock under dividend reinvestment plan	(153,522)	(448,435)
Deferred financing costs paid	(125,000)	(450,374)
Net cash used by financing activities	(27,023,709)	(43,789,420)
Net increase (decrease) in cash and cash equivalents	21,515,211	(12,612,021)
Cash and cash equivalents, beginning of period	19,778,841	41,433,301
Cash and cash equivalents, end of period	$41,294,052	$28,821,280
Supplemental information:
Cash paid for interest	$4,498,324	$4,128,980
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$153,522	$448,435
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(16)	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)		$64,005,755	$64,005,755	$61,510,851
87.5% equity interest (14)			7,111,751	—
			71,117,506	61,510,851
Total Control Investments (19.3% of net assets)			$71,117,506	$61,510,851
Affiliate Investments (4)
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)		8,380,350	$8,380,349	$8,380,350
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC			3,309,874	3,795,322
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC			327,394	557,276
1,007.36 Class A Units in Ameritox Holdings II, LLC			5,935,698	625,442
			17,953,315	13,358,390
Total Affiliate Investments (4.2% of net assets)			$17,953,315	$13,358,390

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)			—	(453,483)
			—	(453,483)
New Trident Holdcorp, Inc. (9)	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		13,629,804	13,287,868	12,300,899
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	976,087	851,880
			14,263,955	13,152,779
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(13)		9,925,000	9,840,501	9,927,807
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)		4,250	3,530	4,250
			9,844,031	9,932,057
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		5,697,603	5,666,984	5,726,091
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	986,667	980,000
			6,653,651	6,706,091
Answers Corporation	Internet software & services
Delayed Draw DIP Facility, LIBOR+7% (1% floor) cash due 4/15/2021 (8)(13)		1,195,611	1,165,721	1,165,721
			1,165,721	1,165,721
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(13)		9,115,760	9,115,760	8,975,031
			9,115,760	8,975,031
NextCare, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		7,011,035	7,011,035	6,436,584
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		1,404,410	1,404,410	1,278,035
			8,415,445	7,714,619
Aptean, Inc.	Application software
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 12/20/2022 (8)(13)		8,300,000	8,219,371	8,455,625
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)		200,000	197,107	200,438
			8,416,478	8,656,063
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		1,365,966	1,325,664	1,363,405
			1,325,664	1,363,405
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		3,380,000	3,307,116	3,350,425
			3,307,116	3,350,425
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (8)(13)		$12,158,129	$11,590,773	$12,240,136
			11,590,773	12,240,136
ConvergeOne Holdings Corp. (9)	Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)		5,315,680	5,292,981	5,312,358
			5,292,981	5,312,358
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,454,863	3,427,366	3,048,917
			3,427,366	3,048,917
TV Borrower US, LLC (7)	Integrated telecommunication services
First Lien Dollar Term B-1 Loan, LIBOR+4.75% (1% floor) cash due 2/16/2024		3,400,000	3,383,200	3,414,161
			3,383,200	3,414,161
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/19/2021 (8)(13)		5,133,293	5,117,695	4,902,295
			5,117,695	4,902,295
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)		16,440,818	16,307,434	16,440,818
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(24,001)	—
500,000 Class A membership interests in BeyondTrust Holdings LLC			500,000	590,769
			16,783,433	17,031,587
Hill International, Inc.	Construction & engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/25/2020 (8)(13)		5,947,500	5,886,287	5,910,328
			5,886,287	5,910,328
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)		3,806,203	3,806,203	3,758,626
			3,806,203	3,758,626
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (8)(13)		17,268,632	16,503,510	17,311,804
			16,503,510	17,311,804
Central Security Group, Inc. (9)	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)		2,526,801	2,520,887	2,539,435
			2,520,887	2,539,435
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		5,265,325	5,216,872	5,186,345
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	268,800
			5,496,872	5,455,145
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)		3,685,714	3,639,931	3,705,691
			3,639,931	3,705,691
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		910,156	910,156	905,605
			910,156	905,605
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)		7,000,000	7,000,000	6,997,062
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)		3,874,990	3,874,990	3,875,302
			10,874,990	10,872,364
TIBCO Software, Inc. (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)		7,879,200	7,590,764	7,978,517
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			7,590,764	7,978,517
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		$14,146,801	$13,937,630	$8,525,848
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(11)(13)		600,000	571,277	(115,194)
			14,508,907	8,410,654
Compuware Corporation	Internet software & services
First Lien Term Loan B3, LIBOR+4.25% (1% floor) cash due 12/15/2021 (8)(13)		7,445,002	7,355,463	7,475,713
			7,355,463	7,475,713
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)		13,942,500	13,915,601	13,938,231
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(2,401)	(888)
			13,913,200	13,937,343
PowerPlan, Inc. (9)	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)		16,678,328	16,653,774	16,544,352
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)(11)			—	(16,869)
			16,653,774	16,527,483
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,723,868	4,675,539	4,747,488
			4,675,539	4,747,488
Research Now Group, Inc.	Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	3,957,857	3,920,000
			3,957,857	3,920,000
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2019 (8)(13)		16,047,619	16,047,619	16,154,973
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		949,633	949,633	956,619
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		864,435	864,435	872,340
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		813,333	813,333	813,333
			18,675,020	18,797,265
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,264,662	3,213,506	3,293,228
			3,213,506	3,293,228
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)		5,970,000	5,861,807	5,910,300
			5,861,807	5,910,300
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/29/2020 (8)(13)		29,265,555	29,265,554	28,533,537
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/29/2020 (8)(11)			—	(86,508)
			29,265,554	28,447,029
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,820,000	11,820,000	11,908,028
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	5,958
			11,820,000	11,913,986
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,987,165	7,102,391
			6,987,165	7,102,391
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		2,657,896	2,619,832	2,676,714
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,977,657	2,910,000
			5,597,489	5,586,714

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		$5,910,000	$5,879,387	$5,962,974
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		500,000	488,782	500,000
			6,368,169	6,462,974
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)(13)		7,622,385	7,359,513	7,755,235
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)		670,000	657,981	670,000
			8,017,494	8,425,235
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)(13)		2,000,000	1,983,471	2,006,982
			1,983,471	2,006,982
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)		9,901,396	9,901,396	9,818,526
500 Class A Units in Lytx Holdings, LLC			514,743	536,153
			10,416,139	10,354,679
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)		5,910,000	5,858,607	5,898,636
First Lien Revolver LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)			(570)	(132)
			5,858,037	5,898,504
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (8)(13)		16,042,409	16,036,491	16,200,118
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (8)(11)			(39)	983
			16,036,452	16,201,101
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)		10,862,500	10,590,562	10,969,628
			10,590,562	10,969,628
Pomeroy Group Holdings, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/12/2021 (8)(13)		4,466,080	4,348,537	4,421,420
			4,348,537	4,421,420
Sailpoint Technologies, Inc.	Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (8)		11,956,522	11,749,789	12,173,165
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (8)(11)			(3,467)	3,624
			11,746,322	12,176,789
SMS Systems Maintenance Services, Inc.	IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)		9,975,000	9,916,935	10,062,281
			9,916,935	10,062,281
Cardenas Markets LLC	Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)		3,291,750	3,260,403	3,287,635
			3,260,403	3,287,635
Ministry Brands, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)		9,697,480	9,605,902	9,724,648
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)		2,678,216	2,652,922	2,685,916
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(13)		1,568,067	1,545,752	1,581,720
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)		431,933	425,786	459,409
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)		35,000	34,056	35,000
			14,264,418	14,486,693
Impact Sales, LLC	Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)		3,740,625	3,635,902	3,722,896
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)		171,875	171,875	154,101
			3,807,777	3,876,997

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(15)	Industry	Principal (5)	Cost	Fair Value
Auction.com, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2019 (8)(13)		$198,985	$199,415	$200,975
			199,415	200,975
Empower Payments Acquisition, Inc.	Commercial printing
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 11/30/2023 (8)(13)		6,184,500	6,065,292	6,070,358
			6,065,292	6,070,358
First American Payment Systems, L.P.	Diversified support services
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 1/8/2024 (8)(13)		4,312,500	4,270,982	4,334,063
			4,270,982	4,334,063
DFT Intermediate LLC	Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)(13)		15,000,000	14,630,208	14,630,208
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)		750,000	731,563	731,563
			15,361,771	15,361,771
Systems Inc.	Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (8)(13)		9,170,213	9,034,952	9,034,952
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/3/2022 (8)(11)			(8,850)	(8,850)
			9,026,102	9,026,102
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (8)(13)		8,000,000	7,960,482	7,995,040
			7,960,482	7,995,040
Salient CRGT, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (8)(13)		6,500,000	6,372,167	6,402,500
			6,372,167	6,402,500
MHE Intermediate Holdings	Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/11/2024 (8)(13)		11,833,941	11,597,262	11,597,262
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2024 (8)			(105,090)	(105,090)
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (8)		617,443	519,212	519,212
			12,011,384	12,011,384

Total Non-Control/Non-Affiliate Investments (147.6% of net assets)			$475,700,461	$471,052,382
Total Portfolio Investments (171.1% of net assets)			$564,771,282	$545,921,623
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund			$39,539,848	$39,539,848
Other cash accounts			1,754,204	1,754,204
Total Cash and Cash Equivalents (12.9% of net assets)			$41,294,052	$41,294,052
Total Portfolio Investments, Cash and Cash Equivalents (184.0% of net assets)			$606,065,334	$587,215,675

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
March 31, 2017
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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2017, qualifying assets represent 87.0% of the Company's total assets and non-qualifying assets represent 13.0% of the Company's total assets.

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

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
TIBCO Software, Inc.	January 18, 2017	- 1% on First Lien Term Loan		Per loan amendment
New Trident Holdcorp, Inc.	December 9, 2016	+ 0.50% on First Lien Term Loan and Second Lien Term Loan		Per loan amendment
ConvergeOne Holdings, Inc.	October 18, 2016	+ 0.375% on First Lien Term Loan		Per loan amendment
Metamorph US 3, LLC	October 1, 2016	+ 2.0% on First Lien Revolver; + 1% on First Lien Term Loan	+ 2.0% on First Lien Term Loan	Tier pricing per loan agreement
NextCare, Inc.	September 2, 2016	+ 1.0% on First Lien Term Loan and Delayed Draw Term Loan	+ 0.5% on First Lien Term Loan and Delayed Draw Term Loan	Per loan amendment
PowerPlan, Inc.	May 21, 2016	- 0.5% on First Lien Term Loan		Tier pricing per loan agreement
Central Security Group, Inc.	February 3, 2016	+ 0.375% on First Lien Term Loan		Per loan amendment

(10)
Each of the Company's investments is pledged as collateral under one or more of its credit facilities or its debt securitization. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(11)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 - Borrowings), in whole or in part.

(14)	Income producing through payment of dividends or distributions.

(15)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(16)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(18)	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)		$64,005,755	$64,005,755	$56,885,646
87.5% equity interest (14)			7,111,751	6,431,021
			71,117,506	63,316,667
Total Control Investments (19.4% of net assets)			$71,117,506	$63,316,667
Affiliate Investments (4)
Ameritox Ltd. (15)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)		6,387,128	$6,380,832	$6,342,286
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC			3,309,874	3,626,150
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC			327,394	358,679
1,007.36 Class A Units in Ameritox Holdings II, LLC			5,935,698	2,679,343
			15,953,798	13,006,458
Total Affiliate Investments (4.0% of net assets)			$15,953,798	$13,006,458

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)			—	—
			—	—
Blackhawk Specialty Tools, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)		4,249,996	4,177,081	4,090,429
			4,177,081	4,090,429
New Trident Holdcorp, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		13,707,532	13,289,778	11,788,478
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	972,500	820,000
			14,262,278	12,608,478
NXT Capital, LLC	Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(13)		8,719,887	8,685,189	8,763,486
			8,685,189	8,763,486
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)		4,862,500	4,856,420	4,747,016
			4,856,420	4,747,016
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)		2,400,000	2,314,573	2,370,000
			2,314,573	2,370,000
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)		9,975,000	9,881,944	9,994,012
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(11)			(791)	—
			9,881,153	9,994,012
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		5,726,682	5,691,793	5,726,682
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	985,238	980,000
			6,677,031	6,706,682

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

(11)	Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Fifth Street Senior Floating Rate Corp. and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain of the subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries. As of March 31, 2017, the Company's consolidated subsidiaries were FS Senior Funding CLO LLC, FS Senior Funding II LLC and FS Senior Funding Ltd.
Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company are included on the Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
If the quotation provided by the pricing service is based on only one or two market sources, the Investment Adviser performs a review of the portfolio company to validate the quotes. The review generally includes a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. If the Investment Adviser deems the quote to not be indicative of fair value, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent approach, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the enterprise value of a portfolio company, the Investment Adviser analyzes various factors including, but not limited to, the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company in order to reach its estimate of a portfolio company’s enterprise value, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prospects, (v) a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions), (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
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

•Preliminary valuations are then reviewed and discussed with management of the Investment Adviser;

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

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the Investment Adviser, and the Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between the Investment Adviser and the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the level 3 investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each level 3 investment in the Company's portfolio.
The fair value of each of the Company's investments at March 31, 2017 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of March 31, 2017, 61.0% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Income:
Interest Income
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
PIK Interest Income
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
Dividend Income
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company's Consolidated Schedule of Investments.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017, included in restricted cash was $6.8 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 6 — Borrowings). Pursuant to the terms of the Citibank facility, the Company was restricted in terms of access to $2.3 million of that amount until such time as the Company submits its required monthly reporting schedules. As of March 31, 2017, $4.5 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
As of September 30, 2016, included in restricted cash was $9.0 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization. Pursuant to the terms of the Citibank facility, the Company was restricted in terms of access to $3.5 million until such time as the Company submits its required monthly reporting schedules. As of September 30, 2016, $5.5 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
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
Deferred Financing Costs:
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides further clarification on the same topic and states that the Securities and Exchange Commission ("SEC") would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended December 31, 2016 and applied a retrospective approach. As a result of the adoption, the Company reclassified $2.5 million of deferred financing costs assets to a direct deduction from the related debt liability on the Statement of Assets and Liabilities as of September 30, 2016. The adoption of this guidance had no impact on net assets or the Consolidated Statement of Operations.
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
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's common stock, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the six months ended March 31, 2017 and March 31, 2016.
Amounts Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that get redistributed to syndication partners. If not redistributed by the reporting date, a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities.

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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2013, 2014 or 2015. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and related disclosures and its ongoing financial reporting.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended March 31, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the three and six months ended March 31, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 3. Portfolio Investments
At March 31, 2017, 171.1% of net assets at fair value, or $545.9 million, was invested in 61 portfolio investments, including 19.3% of net assets, or $61.5 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC (together with its consolidated subsidiaries, "FSFR Glick JV"), and 15.1% of net assets, or $48.1 million, was invested in cash and cash equivalents (including $6.8 million of restricted cash). In comparison, at September 30, 2016, 176.0% of net assets at fair value, or $573.6 million, was invested in 63 portfolio investments, including 19.4% of net assets, or $63.3 million, in subordinated notes and LLC equity interests of FSFR Glick JV, and 8.8% of net assets, or $28.8 million, was invested in cash and cash equivalents (including $9.0 million of restricted cash). As of March 31, 2017, 87.6% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 11.3% consisted of investments in the subordinated notes of FSFR Glick JV and 1.1% consisted of equity investments in other portfolio companies. As of September 30, 2016, 87.6% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 9.9% consisted of investments in the subordinated notes of FSFR Glick JV, 1.1% consisted of investments in the LLC equity interests of FSFR Glick JV and 1.4% consisted of equity investments in other portfolio companies.
During the three and six months ended March 31, 2017, the Company recorded net unrealized appreciation on investments and secured borrowings of $13.2 million and $8.0 million, respectively. During the three and six months ended March 31, 2016, the Company recorded net unrealized depreciation on investments and secured borrowings of $1.6 million and $21.9 million, respectively.
The composition of the Company's investments as of March 31, 2017 and September 30, 2016 at cost and fair value was as follows:

	March 31, 2017		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$483,066,067	$478,305,810	$518,778,491	$502,385,158
Investments in equity securities (common stock, preferred stock and warrants)	10,587,709	6,104,962	10,572,966	7,902,556
Debt investment in FSFR Glick JV	64,005,755	61,510,851	64,005,755	56,885,646
Equity investment in FSFR Glick JV	7,111,751	—	7,111,751	6,431,021
Total	$564,771,282	$545,921,623	$600,468,963	$573,604,381
The following table presents the financial instruments carried at fair value as of March 31, 2017 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$—	$478,305,810	$—	$478,305,810
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	61,510,851	—	61,510,851
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	6,104,962	—	6,104,962
Total investments at fair value	—	—	545,921,623	—	545,921,623
Cash and cash equivalents	41,294,052	—	—	—	41,294,052
Total assets at fair value	$41,294,052	$—	$545,921,623	$—	$587,215,675
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2016 on the Company's Consolidated Statements of Assets and Liabilities for each of the levels of hierarchy established by ASC 820:

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
The following table provides a roll-forward in the changes in fair value from December 31, 2016 to March 31, 2017, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of December 31, 2016	$471,718,082	$61,745,473	$6,639,173	$540,102,728
New investments & net revolver activity	77,629,480	—	14,743	77,644,223
Redemptions/repayments	(72,371,705)	—	—	(72,371,705)
Net accrual of PIK interest income	62,341	—	—	62,341
Accretion of original issue discount	692,819	—	—	692,819
Net change in unearned income	45,126	—	—	45,126
Net unrealized appreciation (depreciation) on investments	14,025,939	(234,622)	(548,954)	13,242,363
Net unrealized appreciation on secured borrowings	—	—	—	—
Net realized loss on investments	(13,496,272)	—	—	(13,496,272)
Fair value as of March 31, 2017	$478,305,810	$61,510,851	$6,104,962	$545,921,623
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2017 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2017	$(85,646)	$(234,622)	$(428,921)	$(749,189)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from December 31, 2015 to March 31, 2016, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of December 31, 2015	$547,738,258	$53,531,179	$973,647	$602,243,084
New investments & net revolver activity	14,446,869	5,040,000	500,000	19,986,869
Redemptions/repayments	(43,162,493)	—	—	(43,162,493)
Net accrual of PIK interest income	23,871	—	—	23,871
Accretion of original issue discount	406,052	—	—	406,052
Net change in unearned income	64,422	—	—	64,422
Net unrealized appreciation (depreciation) on investments	(890,130)	(2,243,612)	(88,832)	(3,222,574)
Net realized loss on investments	(4,799,610)	—	—	(4,799,610)
Fair value as of March 31, 2016	$513,827,239	$56,327,567	$1,384,815	$571,539,621
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2016 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2016	$(2,757,806)	$(2,243,612)	$(88,832)	$(5,090,250)
The following table provides a roll-forward in the changes in fair value from September 30, 2016 to March 31, 2017, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	115,262,779	—	14,743	115,277,522	—
Redemptions/repayments	(139,084,772)	—	—	(139,084,772)	(5,000,000)
Net accrual of PIK interest income	121,745	—	—	121,745	—
Accretion of original issue discount	1,385,015	—	—	1,385,015	—
Net change in unearned income	16,319	—	—	16,319	—
Net unrealized appreciation (depreciation) on investments	11,633,076	4,625,205	(1,812,337)	14,445,944	—
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized loss on investments	(13,413,510)	—	—	(13,413,510)	—
Fair value as of March 31, 2017	$478,305,810	$61,510,851	$6,104,962	$545,921,623	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2017	$(2,003,487)	$4,625,205	$(1,691,995)	$929,723	$—

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to March 31, 2016, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$964,100	$619,093,899
New investments & net revolver activity	145,024,942	6,693,750	500,000	152,218,692
Redemptions/repayments	(175,450,312)	—	—	(175,450,312)
Net accrual of PIK interest income	41,032	—	—	41,032
Accretion of original issue discount	963,550	—	—	963,550
Net change in unearned income	(21,353)	—	—	(21,353)
Net unrealized depreciation on investments	(17,403,343)	(2,969,529)	(79,285)	(20,452,157)
Net realized loss on investments	(4,853,730)	—	—	(4,853,730)
Fair value as of March 31, 2016	$513,827,239	$56,327,567	$1,384,815	$571,539,621
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2016 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2016	$(17,370,861)	$(2,243,611)	$(79,285)	$(19,693,757)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$230,613,362	Market yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(3.1)%	-	11.0%	0.2%
			Size premium	(a)	0.0%	-	1.5%	0.8%
			Industry premium / (discount)	(a)	(1.3)%	-	3.1%	0.1%
	16,791,003	Enterprise value approach	EBITDA/Revenue multiple	(b)	0.9x	-	1.0x	0.9x
	54,005,795	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	176,895,650	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	61,510,851	Enterprise value approach	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	6,104,962	Enterprise value approach	EBITDA/Revenue multiple	(b)	1.0x	-	17.3x	13.7x
Total	$545,921,623
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) Used when there is an observable transaction or pending event for the investment.
(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Investment Adviser, including financial performance, recent business developments and various other factors.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f) The Company determined the value based on the total assets less the total liabilities senior to the subordinated notes held at FSFR Glick JV under the enterprise value approach.
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$270,620,843	Market yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.1%
			Tranche specific risk premium / (discount)	(a)	(4.5)%	-	5.3%	(1.4)%
			Size premium	(a)	0.0%	-	1.5%	0.8%
			Industry premium / (discount)	(a)	(1.3)%	-	5.4%	0.3%
	12,440,322	Enterprise value approach	Weighted average cost of capital		23.0%	-	23.0%	23.0%
			Company specific risk premium	(a)	15.0%	-	15.0%	15.0%
			Revenue growth rate		6.0%	-	6.0%	6.0%
			Revenue multiple	(b)	1.1x	-	1.1x	1.1x
	33,036,389	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	186,287,604	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	56,885,646	Market yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	1.9%	-	1.9%	1.9%
Preferred & Common Equity	7,902,556	Enterprise value approach	Weighted average cost of capital		14.0%	-	18.0%	14.5%
			Company specific risk premium	(a)	1.0%	-	2.0%	1.9%
			Revenue growth rate		(21.6)%	-	57.8%	(12.0)%
			EBITDA/Revenue multiple	(b)	1.0x	-	18.0x	3.1x
Total	$567,173,360
Liabilities	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
Secured borrowings	$4,985,425	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Total	$4,985,425
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
Under the market yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the enterprise value approach, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the EBITDA/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$82,156,800	$82,156,800	$—	$—	$82,156,800
East West Bank facility payable	15,600,000	15,600,000			15,600,000
Notes payable	177,630,816	180,000,000	—	—	180,000,000
Total	$275,387,616	$277,756,800	$—	$—	$277,756,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2017		September 30, 2016
Cost:
Senior secured debt	$483,066,067	85.54%	$518,778,491	86.40%
Subordinated notes of FSFR Glick JV	64,005,755	11.33	64,005,755	10.66
LLC equity interests of FSFR Glick JV	7,111,751	1.26	7,111,751	1.18
Purchased equity	10,587,709	1.87	10,572,966	1.76
Equity grants	—	—	—	—
Total	$564,771,282	100.00%	$600,468,963	100.00%
Fair Value:
Senior secured debt	$478,305,810	87.61%	$502,385,158	87.58%
Subordinated notes of FSFR Glick JV	61,510,851	11.27	56,885,646	9.92
LLC equity interests of FSFR Glick JV	—	—	6,431,021	1.12
Purchased equity	6,104,962	1.12	7,782,214	1.36
Equity grants	—	—	120,342	0.02
Total	$545,921,623	100.00%	$573,604,381	100.00%

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

	March 31, 2017		September 30, 2016
Cost:
Northeast U.S.	$217,481,814	38.51%	$223,662,953	37.25%
Southwest U.S.	128,857,753	22.82	123,909,372	20.64
Southeast U.S.	77,387,818	13.70	76,201,785	12.69
Midwest U.S.	74,446,812	13.18	77,086,840	12.84
West U.S.	59,406,108	10.52	84,992,619	14.15
Northwest	3,807,777	0.67	—	—
International	3,383,200	0.60	14,615,394	2.43
Total	$564,771,282	100.00%	$600,468,963	100.00%

Fair Value:
Northeast U.S.	$196,294,119	35.95%	$208,857,837	36.41%
Southwest U.S.	129,463,712	23.71	124,470,758	21.70
Southeast U.S.	77,613,369	14.22	76,053,964	13.26
Midwest U.S.	75,258,071	13.79	65,672,577	11.45
West U.S.	60,001,194	10.99	85,344,025	14.88
Northwest	3,876,997	0.71	—	—
International	3,414,161	0.63	13,205,220	2.30
Total	$545,921,623	100.00%	$573,604,381	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of March 31, 2017 and September 30, 2016 was as follows:

	March 31, 2017		September 30, 2016
Cost:
Internet software & services	$129,789,325	22.98%	$132,462,581	22.07%
Healthcare services	80,679,346	14.29	88,865,063	14.80
Multi-sector holdings	71,117,506	12.59	71,117,506	11.84
Advertising	51,651,269	9.15	48,396,135	8.06
Diversified support services	35,692,438	6.32	19,714,868	3.28
Application software	28,529,755	5.05	32,100,672	5.35
IT consulting & other services	20,637,639	3.65	8,811,481	1.47
Security & alarm services	18,675,020	3.31	17,835,147	2.97
Research & consulting services	17,069,790	3.02	17,128,420	2.85
Integrated telecommunication services	16,636,663	2.95	24,385,644	4.06
Specialized finance	15,361,771	2.72	—	—
Industrial machinery	12,832,305	2.27	3,826,203	0.64
Commercial printing	11,923,329	2.11	5,912,694	0.98
Food retail	10,113,840	1.79	6,889,930	1.15
Data processing & outsourced services	9,819,664	1.74	9,835,238	1.64
Pharmaceuticals	9,115,760	1.61	9,162,870	1.53
Environmental & facilities services	6,368,169	1.13	6,391,836	1.06
Construction and engineering	5,886,287	1.04	5,907,850	0.98
Food distributors	5,597,489	0.99	5,711,496	0.95
Fertilizers & agricultural chemicals	3,427,366	0.61	3,522,668	0.59
Specialized consumer services	2,520,887	0.45	22,605,271	3.76
Computer hardware	1,325,664	0.23	3,956,802	0.66
Education services	—	—	15,262,322	2.54
Electronic equipment & instruments	—	—	10,942,464	1.82
Diversified capital markets	—	—	8,685,189	1.45
Wireless telecommunication services	—	—	5,719,729	0.95
Restaurants	—	—	5,000,000	0.83
Healthcare technology	—	—	4,856,420	0.81
Oil & gas equipment & services	—	—	4,177,081	0.70
Personal products	—	—	1,285,383	0.21
Total	$564,771,282	100.00%	$600,468,963	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017		September 30, 2016
Fair Value:
Internet software & services	$126,039,794	23.10%	$119,438,318	20.82%
Healthcare services	74,626,783	13.67	83,972,780	14.64
Multi-sector holdings	61,510,851	11.27	63,316,667	11.04
Advertising	51,666,553	9.46	48,684,948	8.49
Diversified support services	35,737,935	6.55	19,597,622	3.42
Application software	28,754,893	5.27	32,405,166	5.65
IT consulting & other services	20,886,201	3.83	8,884,236	1.55
Security & alarm services	18,797,265	3.44	17,865,123	3.11
Research & consulting services	17,060,770	3.13	17,162,244	2.99
Integrated telecommunication services	16,721,559	3.06	24,637,968	4.30
Specialized finance	15,361,771	2.81	—	—
Industrial machinery	12,784,728	2.34	3,778,376	0.66
Commercial printing	11,968,862	2.19	5,929,733	1.03
Food retail	10,286,554	1.88	7,011,442	1.22
Data processing & outsourced services	9,830,300	1.80	9,820,000	1.71
Pharmaceuticals	8,975,031	1.64	9,033,850	1.57
Environmental & facilities services	6,462,974	1.18	6,540,239	1.14
Construction and engineering	5,910,328	1.08	5,768,770	1.01
Food distributors	5,586,714	1.02	5,623,604	0.98
Fertilizers & agricultural chemicals	3,048,917	0.56	3,377,146	0.59
Specialized consumer services	2,539,435	0.47	22,538,791	3.93
Computer hardware	1,363,405	0.25	3,903,567	0.68
Education services	—	—	15,293,164	2.67
Electronic equipment & instruments	—	—	10,912,302	1.90
Diversified capital markets	—	—	8,763,486	1.53
Restaurants	—	—	4,985,425	0.87
Healthcare technology	—	—	4,747,016	0.83
Wireless telecommunication services	—	—	4,231,659	0.74
Oil & gas equipment & services	—	—	4,090,429	0.71
Personal products	—	—	1,290,310	0.22
Total	$545,921,623	100.00%	$573,604,381	100.00%

The Company's investments are generally in middle market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value at March 31, 2017 and September 30, 2016, which is as follows:

	March 31, 2017	September 30, 2016
FSFR Glick JV LLC	11.3%	11.0%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. Details of investment income of FSFR Glick JV LLC for the three and six months ended March 31, 2017 and March 31, 2016 are as follows:

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$1,403,326	12.8%	$2,085,027	15.8%

	Six months ended March 31, 2017		Six months ended March 31, 2016
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$2,986,182	13.3%	$3,643,018	13.5%

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of March 31, 2017 and September 30, 2016, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of March 31, 2017 and September 30, 2016, FSFR Glick JV had total assets of $147.4 million and $201.1 million, respectively. As of March 31, 2017, the Company's investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $61.5 million in aggregate, at fair value. As of September 30, 2016, the Company's investment consisted of LLC equity interests and Subordinated Notes of $63.3 million in aggregate, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 27 and 36 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of March 31, 2017 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of March 31, 2017 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million in aggregate commitments were funded as of March 31, 2017 and September 30, 2016, of which $71.1 million was from the Company. As of March 31, 2017 and September 30, 2016, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.7 million was unfunded. As of March 31, 2017 and September 30, 2016, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both March 31, 2017 and September 30, 2016. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of March 31, 2017 and September 30, 2016. Under the Credit Suisse facility, $71.9 million and $124.6 million of borrowings were outstanding as of March 31, 2017 and September 30, 2016, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Senior secured loans (1)	$133,026,803	$194,346,557
Weighted average current interest rate on senior secured loans (2)	7.02%	7.08%
Number of borrowers in FSFR Glick JV	27	36
Largest loan exposure to a single borrower (1)	$11,306,154	$12,641,009
Total of five largest loan exposures to borrowers (1)	$43,316,518	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Portfolio as of March 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,374,758	$2,374,758	$2,374,758
	Healthcare services	119,910.76 Class B Preferred Units				119,911	143,493
	Healthcare services	368.96 Class A Common Units				2,174,034	229,077
Total Ameritox Ltd					2,374,758	4,668,703	2,747,328
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	11,306,154	11,245,256	11,306,154
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	6,295,858	6,235,297	6,321,829
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash 2% PIK	6,863,091	6,701,027	4,136,176
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	8,937,500	8,937,500	8,934,763
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,992,347	2,981,534	3,007,502
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,249,773	8,227,930	8,043,529
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+4.5% (1% floor) cash	2,293,200	2,296,627	2,322,106
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,085,914	2,084,139	1,926,863
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,029,782	2,007,583	1,831,878
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,879,699	5,884,792	5,909,098
Auction.com, LLC (3)	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,920,000	3,909,335	3,959,200
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7,960,000	7,816,310	7,880,400
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,147,500	4,116,466	4,126,763
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,683,704	3,670,131	3,709,784
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,701,858	5,681,411	5,673,348
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,927,944	3,043,882
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5.75% (1% floor) cash	6,021,467	5,955,122	5,803,189
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,418,750	6,366,000	6,402,703
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,940,000	3,892,104	3,975,316
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,950,274	3,930,496	3,910,771
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,938,924	4,802,647	4,963,618
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,880,000	1,877,596	1,880,658
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,937,500	4,892,664	4,898,170
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,800,000	3,748,129	3,770,879
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,443,750	4,385,163	4,487,575
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	4,975,000	4,961,795	4,976,045
Total Portfolio Investments					$133,026,803	$134,203,701	$129,949,527
__________
(1) Represents the current interest rate as of March 31, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2017 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of March 31, 2017.

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
(5) This investment was on PIK non-accrual status as of March 31, 2017.

FSFR Glick JV Portfolio as of September 30, 2016

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,339,146	$2,336,840	$2,322,917
	Healthcare services	119,910.76 Class B Preferred Units			—	119,911	131,369
	Healthcare services	368.96 Class A Common Units			—	2,174,034	981,348
Total Ameritox Ltd					2,339,146	4,630,785	3,435,634
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,265,865
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,641,009	12,554,571	12,538,499
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,392,405	7,306,444	7,420,127
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	6,900,283	6,808,009	5,744,139
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,125,000	9,125,000	9,099,254
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	1,793,550	1,779,633	1,784,582
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,570,471	2,567,575	2,556,891
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,840,000	6,832,715	6,803,695
Total Teaching Strategies, LLC					9,410,471	9,400,290	9,360,586
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	7,179,097	7,144,396	7,144,248
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,291,864	8,267,671	7,960,189
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	7,034,441	7,010,963	7,015,051
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,850,000	9,672,034	9,772,706
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,438,750	3,452,038	3,412,959
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,958,409	2,782,500
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,304,900	2,308,815	2,277,114
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,096,666	2,094,658	1,978,729
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,041,357	2,014,233	1,755,567
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,909,774	5,915,626	5,776,805
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,940,000	3,926,700	3,959,700
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8,000,000	7,842,222	7,920,000
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,168,500	4,133,700	4,147,658
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	642,692	581,620	645,155
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,853,704	3,837,366	3,844,069
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,730,937	5,707,511	5,702,282

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	$3,000,000	$2,922,316	$3,039,954
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,850,000	7,773,386	7,727,344
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/17/2022	LIBOR+5.75% (1% floor) cash	6,477,948	6,392,100	6,226,928
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,451,250	6,393,472	6,443,186
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,960,000	3,906,498	4,026,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,970,390	3,948,754	3,950,538
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,963,924	4,814,658	4,889,465
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,920,000	1,916,612	1,919,232
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,962,500	4,912,596	4,967,689
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,900,000	3,839,938	3,954,402
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,406,250	7,261,422	7,386,738
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,500,000	4,433,644	4,432,500
Total Portfolio Investments					$194,346,557	$194,624,798	$188,708,220
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

The cost and fair value of the Company's aggregate investment in FSFR Glick JV was $71.1 million and $61.5 million, respectively, as of March 31, 2017 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and six months ended March 31, 2017, the Company earned interest income of $1.4 million and $2.8 million on its investment in the Subordinated Notes, respectively. For the three and six months ended March 31, 2016, the Company earned interest income of $1.2 million and $2.3 million on its investment in the Subordinated Notes, respectively. The Company earned dividend income of $0.0 million and $0.2 million, respectively, for the three and six months ended March 31, 2017 with respect to its LLC equity interests. The Company earned dividend income of $0.9 million and $1.3 million, respectively, for the three and six months ended March 31, 2016 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for FSFR Glick JV as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and March 31, 2016:

	March 31, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2017: $134,203,701; cost September 30, 2016: $194,624,798)	$129,949,527	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	9,234,180	980,605
Restricted cash	2,478,205	3,343,303
Receivable from unsettled transactions	3,709,951	952,591
Due from portfolio companies	14,565	—
Other assets	2,055,564	2,162,942
Total assets	$147,441,992	$201,133,086

Senior credit facility payable	$71,881,939	$124,615,636
Subordinated notes payable at fair value (proceeds March 31, 2017: $73,149,434; proceeds September 30, 2016: $73,149,434)	70,297,866	65,012,167
Other liabilities	5,262,187	4,196,688
Total liabilities	$147,441,992	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$147,441,992	$201,133,086

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Selected Statements of Operations Information:
Interest income	$2,847,040	$3,185,495	$6,333,850	$6,874,084
PIK interest income	17,679	—	35,612	—
Fee income	19,179	83,174	118,832	87,340
Total investment income	2,883,898	3,268,669	6,488,294	6,961,424
Interest expense	2,756,921	2,630,208	5,551,986	5,044,654
Other expenses	58,184	59,885	134,020	123,577
Total expenses (1)	2,815,105	2,690,093	5,686,006	5,168,231
Net unrealized appreciation (depreciation)	192,538	2,208,938	(7,191,559)	(1,860,169)
Realized loss on investments	(262,623)	—	(295,224)	—
Net income (loss)	$(1,292)	$2,787,514	$(6,684,495)	$(66,976)
__________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under ASC 825. The Subordinated Notes are valued based on the total assets less the liabilities senior to the subordinated notes of FSFR Glick JV under the enterprise value approach.
During the three and six months ended March 31, 2017, the Company did not sell any senior secured debt investments to FSFR Glick JV. During the three months ended March 31, 2016, the Company sold $14.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $12.8 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. The Company realized a loss of $0.3 million on these transactions. During the six months ended March 31, 2016, the Company sold $23.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $21.8 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. The Company realized a loss of $0.3 million on these transactions.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The majority of fee income is comprised of advisory fees which are recognized at investment close and are non-recurring in nature.
For the three and six months ended March 31, 2017, the Company recorded total fee income of $0.3 million, $0.1 million of which was recurring in nature, and $0.7 million, $0.3 million of which was recurring in nature, respectively. For the three and six months ended March 31, 2016, the Company recorded total fee income of $0.7 million, $0.2 million of which was recurring in nature, and $2.1 million, $0.3 million of which was recurring in nature, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$4,832,305	$(660,268)	$5,557,102	$(13,966,626)
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.16	$(0.02)	$0.19	$(0.47)
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
For income tax purposes, the Company estimates that its distributions for the 2017 calendar year will be composed primarily of ordinary income, and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2017 calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the dividend distributions per share that our Board of Directors has paid, including shares issued under our DRIP on our common stock during the six months ended March 31, 2017 and March 31, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Total for the six months ended March 31, 2017				$0.42	$12,075,187	16,952	$153,522

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Frequency	Date Declared	Record Date		Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015		October 15, 2015	$0.075	$2,101,445	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015		November 16, 2015	0.075	2,093,278	13,269	116,730
Monthly	November 30, 2015	December 11, 2015		December 22, 2015	0.075	2,115,444	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	(2)	January 15, 2016	0.075	2,148,928	8,627	61,079
Monthly	November 30, 2015	February 5, 2016		February 16, 2016	0.075	2,177,085	4,542	32,923
Monthly	February 8, 2016	March 15, 2016		March 31, 2016	0.075	2,175,431	4,383	34,577
Total for the six months ended March 31, 2016					$0.45	$12,811,611	54,004	$448,435
 __________
(1) Shares were purchased on the open market and distributed.
(2) This distribution was recorded on the ex-dividend date, which was prior to December 31, 2015. Accordingly, four monthly dividends were recorded for the three months ended December 31, 2015. DRIP shares were issued subsequent to December 31, 2015 in connection with this distribution.
Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2017 and March 31, 2016.
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
On March 23, 2017, FS Senior Funding II LLC entered into an amendment to the documents governing the Citibank facility.  The amendment was effective as of March 23, 2017 and, among other things, decreased the size of the Citibank facility from $175 million to $125 million.  The interest rate, reinvestment period and maturity date were not modified as part of this amendment. The Company accelerated deferred financing costs of $406,230 in connection with the amendment.
As of March 31, 2017 and September 30, 2016, the Company had $82.2 million and $107.4 outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.350% and 2.639% for the six months ended March 31, 2017 and March 31, 2016, respectively. For the three and six months ended March 31, 2017, the Company recorded interest expense of $1.4 million and $2.4 million, respectively, related to the Citibank facility. For the three and six months ended March 31, 2016, the Company recorded interest expense of $1.0 million and $2.1 million, respectively, related to the Citibank facility.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2017, the Company had $15.6 million outstanding under the East West Bank facility. As of September 30, 2016, the Company had no borrowings outstanding under the East West Bank facility. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.601% for the six months ended March 31, 2017. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.315% for the period from January 6, 2016 through March 31, 2016. For the three and six months ended March 31, 2017, the Company recorded interest expense of $0.1 million and $0.2 million, respectively, related to the East West Bank facility. For the three and six months ended March 31, 2016, the Company recorded interest expense of $0.1 million and $0.2 million, respectively, related to the East West Bank Facility.
2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million debt securitization ("2015 Debt Securitization") consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's March 31, 2017 Consolidated Statements of Assets and Liabilities as notes payable. As of March 31, 2017, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

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

As of March 31, 2017, there were 52 investments in portfolio companies with a total fair value of $261.9 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and six months ended March 31, 2017 and March 31, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Interest expense	$1,421,494	$1,182,988	$2,727,529	$2,269,611
Loan administration fees	16,158	17,887	34,488	44,453
Amortization of debt issuance costs	72,526	72,526	145,052	145,052
Total interest and other debt financing expenses	$1,510,178	$1,273,401	$2,907,069	$2,459,116
Cash paid for interest expense	$1,359,300	$1,058,088	$2,581,975	$2,702,624
Annualized average interest rate	3.159%	2.489%	3.159%	2.489%
Average outstanding balance	$180,000,000	$182,909,087	$180,000,000	$182,909,087

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and six months ended March 31, 2017 is as follows:

				Three months ended March 31, 2017		Six months ended March 31, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.8218%	180		$862,155	$882,801	$1,657,205	$1,736,204
Class A-S Notes	3.1218%	210	(1)	220,666	260,379	385,126	438,269
Class A-R Notes	2.8218%	180	(2)	51,111	50,000	102,222	101,111
Class B Notes	3.6718%	265		225,368	228,284	437,422	451,915
Class C Notes	4.2718%	325	(3)	—	—	—	—
Total				$1,359,300	$1,421,464	$2,581,975	$2,727,499
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three and six months ended March 31, 2017 and were partially undrawn during the three and six months ended March 31, 2016.
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
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.

     The proceeds of the private placement of the Class A Notes and the Class B Notes of the 2015 Issuer, net of debt issuance costs, were used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to the creditors of the Company (or any other affiliate of the Company). As part of the 2015 Debt Securitization, the Company entered into master loan sale agreements under which the Company agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the Subordinated 2015 Notes, as applicable. The 2015 Notes are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default. The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings

See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.

As of September 30, 2016, secured borrowings at fair value totaled $5.0 million and the fair value of the investment that is associated with these secured borrowings was $5.0 million. These secured borrowings were the result of the Company's completion of a loan sale of a senior secured debt investment that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and this loan sale was treated as a secured borrowing. No secured borrowing were outstanding as of March 31, 2017.

During the three months ended December 31, 2016, the Company repaid the $5.0 million of secured borrowings in connection with the sale of the investment associated with these secured borrowings.
Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

    Accumulated PIK interest activity for the six months ended March 31, 2017 and March 31, 2016 was as follows:

	Six months ended March 31, 2017	Six months ended March 31, 2016
PIK balance at beginning of period	$88,839	$—
Gross PIK interest accrued	387,343	41,032
PIK income reserves (1)	(143,853)	—
PIK interest received in cash	—	—
Loan exits and other PIK adjustments	—	—
PIK balance at end of period	$332,329	$41,032
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of March 31, 2017, there was one investment on which the Company stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income. As of March 31, 2016, there were two investments on which the Company stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2017, September 30, 2016 and March 31, 2016 were as follows:

	March 31, 2017				September 30, 2016				March 31, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$532,562,915	97.35%	$531,406,007	98.44%	$563,757,229	96.74%	$552,114,644	98.72%	$578,262,310	95.24%	$560,589,543	97.43%
PIK non-accrual (paying) (1)	14,508,907	2.65	8,410,654	1.56	—	—	—	—	7,605,257	1.25	2,305,872	0.40
Cash non-accrual (nonpaying) (2)	—	—	—	—	19,027,017	3.26	7,156,160	1.28	21,291,019	3.51	12,493,676	2.17
Total	$547,071,822	100.00%	$539,816,661	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$607,158,586	100.00%	$575,389,091	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of March 31, 2017, September 30, 2016 and March 31, 2016 was as follows:

	March 31, 2017	September 30, 2016	March 31, 2016
Answers Corporation (2)	—	Cash non-accrual (1)	PIK non-accrual (1)
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Ameritox Ltd. (3)	—	—	Cash non-accrual (1)

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)
As of March 31, 2017, the Company no longer held the first and second lien term loans in this investment. As of March 31, 2016, only the Company's investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status. As of September 30, 2016, the Company's investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status.

(3)	In April 2016, the Company restructured its investment in Ameritox Ltd. As part of the restructuring, the Company received debt and equity securities in the restructured entity.

Income non-accrual amounts for the three and six months ended March 31, 2017 and March 31, 2016 are presented in the following table.

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Cash interest income	$441,466	$451,931	$834.708	$903.863
PIK interest income	71,041	—	143,853	—
OID income	40,209	13,816	80,165	27,632
Total	$552,716	$465,747	$1,058,726	$931,495

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
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three and six months ended March 31, 2017:

	Three months ended March 31, 2017	Six months ended March 31, 2017
Net increase in net assets resulting from operations	$4,832,305	$5,557,102
Net unrealized appreciation on investments and secured borrowings	(13,242,363)	(8,000,348)
Book/tax difference due to deferred loan fees	(77,793)	(77,793)
Book/tax difference due to capital losses not recognized	13,496,272	13,413,510
Other book/tax differences	—	(187,420)
Taxable/Distributable Income (1)	$5,008,421	$10,705,051

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2017 is an estimate and will not be finally determined until the Company files its tax return for the fiscal and taxable year ending September 30, 2017. Therefore, the final taxable income may be different than the estimate.

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
A summary of the Company's recorded investment realization events during the six months ended March 31, 2017 is shown in the table below:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	TrialCard Incorporated	Debt	$ 9.9 million	$—	Full payoff
November 2016	Blackhawk Specialty Tools, LLC	Debt	4.2 million	—	Full payoff
November 2016	NXT Capital, LLC	Debt	8.7 million	—	Full payoff
November 2016	The Active Network, Inc. (a)	Debt	2.4 million	—	Full payoff
November 2016	Fineline Technologies, Inc.	Debt	10.5 million	—	Full payoff
November 2016	Legalzoom.com, Inc. (a)	Debt	20.1 million	—	Full payoff
December 2016	Aptean, Inc.	Debt	1.2 million	—	Full payoff
December 2016	Too Faced Cosmetics, LLC	Debt	1.3 million	—	Full payoff
February 2017	Vitera Healthcare Solutions, LLC	Debt	4.7 million	—	Full payoff
February 2017	TV Borrower US, LLC	Debt	9.1 million	—	Full payoff
February 2017	Teaching Strategies, LLC	Debt	15.1 million	—	Full payoff
February 2017	AF Borrower, LLC	Debt	1.1 million	0.1 million	Full payoff
February 2017	CRGT Inc.	Debt	3.2 million	—	Full payoff
February 2017	Onvoy Merger Sub, LLC	Debt	10.2 million	—	Full payoff
March 2017	NAVEX Global, Inc.	Debt	5.0 million	—	Full payoff
$ 0.1 million
__________

(a)	The Company also received prepayment fees in connection with the exit of this portfolio investment.
During the six months ended March 31, 2017, the Company received cash payments of $26.0 million in connection with syndications and sales of debt investments and recorded a net realized loss of $13.3 million, including a realized loss of $13.4 million from the sale of the Company's investment in the first and second lien term loans of the Answers Corporation.

A summary of the Company's recorded investment realization events during the six months ended March 31, 2016 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Reliant Hospital Partners, LLC	Debt	$ 7.4 million	$—	Full payoff
October 2015	Idera, Inc.	Debt	16.8 million	—	Full payoff
October 2015	Novetta Solutions, LLC	Debt	5.7 million	—	Full payoff
December 2015	All Web Leads, Inc.	Debt	17.6 million	—	Full payoff
January 2016	TWCC Holding Corp.	Debt	6.4 million	—	Full payoff
February 2016	B&H Education Inc.	Debt	1.4 million	(4.3 million)	Partial payoff
March 2016	Pacific Architects and Engineers Incorporated	Debt	3.4 million	—	Full payoff
$ (4.3 million)
During the six months ended March 31, 2016, the Company received cash payments of $98.4 million in connection with syndications and sales of debt investments and recorded a net realized loss of $0.6 million.
For the three and six months ended March 31, 2017, the Company recorded net unrealized appreciation of $13.2 million and $8.0 million, respectively. For the three months ended March 31, 2017, this consisted of $13.9 million of net reclassifications to realized loss (resulting in unrealized appreciation), offset by $0.3 million of net unrealized depreciation on debt investments and $0.4 million of net unrealized depreciation on equity investments. For the six months ended March 31, 2017, this consisted of $7.1 million of net reclassifications to realized loss (resulting in unrealized appreciation) and $2.6 million of net unrealized appreciation on debt investments, offset by $1.7 million of net unrealized depreciation on equity investments.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2016, the Company recorded net unrealized depreciation of $1.6 million and $21.9 million, respectively. For the three months ended March 31, 2016, this consisted of $5.0 million of net unrealized depreciation on debt investments offset by $1.5 million of net unrealized appreciation on equity investments and $1.9 million of net reclassifications to realized loss (resulting in unrealized appreciation). For the six months ended March 31, 2016, this consisted of $21.9 million of net unrealized depreciation on debt investments and $1.5 million of net unrealized depreciation on equity investments, offset by $1.4 million of net reclassifications to realized loss (resulting in unrealized appreciation).

Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

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
For the three and six months ended March 31, 2017, base management fees (net of waivers, if any) were $1.4 million and $2.8 million, respectively. For the three and six months ended March 31, 2016, base management fees (net of waivers, if any) were $1.5 million and $3.1 million, respectively.
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
For the three and six months ended March 31, 2017, the Part I incentive fee was $0.3 million and $1.3 million, respectively. For the three and six months ended March 31, 2016, the Part I incentive fee was $0.8 million and $2.5 million, respectively.
The second part ("Part II incentive fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the six months ended March 31, 2017 and March 31, 2016, there was no Part II incentive fee. From inception to date, the Company has paid aggregate Part II incentive fees of approximately $0.1 million.
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
At March 31, 2017 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.7 million and $3.0 million, respectively, reflecting the unpaid portion of the base management fee and incentive fees payable to the Investment Adviser.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2017, the Company accrued administrative expenses of $0.6 million and $0.8 million, respectively, including $0.4 million and $0.5 million of general and administrative expenses, respectively. For the three and six months ended March 31, 2016, the Company accrued administrative expenses of $0.4 million and $0.6 million, respectively, including $0.3 million of general and administrative expenses for each of the three and six months ended March 31, 2016. At each of March 31, 2017 and September 30, 2016, $0.4 million was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
Common stock held by FSAM and Principals
As of March 31, 2017, a subsidiary of FSAM held 2,677,519 shares of the Company's common stock, which represents approximately 9.1% of the Company's common stock outstanding. As of March 31, 2017, Mr. Tannenbaum held 5,202,293 shares of the Company's common stock, which represents approximately 17.7% of the Company's common stock outstanding.
Note 12. Financial Highlights

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Net asset value at beginning of period	$10.86	$11.36	$11.06	$12.11
Net investment income (5)	0.17	0.20	0.37	0.43
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	0.45	(0.07)	0.27	(0.74)
Net realized loss on investments (5)	(0.46)	(0.16)	(0.45)	(0.17)
Distributions to stockholders (5)	(0.19)	(0.15)	(0.42)	(0.45)
Net asset value at end of period	$10.83	$11.18	$10.83	$11.18
Per share market value at beginning of period	$8.71	$8.57	$8.56	$8.73
Per share market value at end of period	$8.82	$7.93	$8.82	$7.93
Total return (1)	3.34%	(4.62)%	7.86%	(3.94)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$319,924,168	$334,660,714	$325,829,394	$356,807,103
Net assets at end of period	$319,157,787	$329,580,431	$319,157,787	$329,580,431
Average net assets (2)	$319,154,966	$333,265,633	$321,012,037	$340,149,740
Ratio of net investment income to average net assets (3)	6.46%	6.96%	6.85%	7.50%
Ratio of total expenses to average net assets (excluding base management fee waiver and insurance recovery) (3)	7.54%	8.92%	7.41%	8.40%
Ratio of net expenses to average net assets (3)	7.54%	8.92%	7.25%	8.40%
Ratio of portfolio turnover to average investments at fair value	8.90%	5.14%	19.68%	15.17%
Weighted average outstanding debt (4)	$260,917,911	$294,305,822	$266,380,866	$307,686,554
Average debt per share (5)	$8.85	$9.99	$9.04	$10.44
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

Note 13. Commitments and Contingencies

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Finance Corp. (“FSC”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of the Investment Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain FSC and FSAM securities class actions and FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
During the three months ended December 31, 2016, the Company received insurance reimbursements related to previously incurred legal professional fees of approximately $0.3 million.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2017 and September 30, 2016, off-balance sheet arrangements consisted of $55.0 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of March 31, 2017 and September 30, 2016 is shown in the table below:

	March 31, 2017	September 30, 2016
FSFR Glick JV LLC	$16,382,494	$16,382,494
MHE Intermediate Holdings	9,548,618	—
TIBCO Software, Inc.	5,300,000	5,300,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	3,458,537
Motion Recruitment Partners LLC	2,628,125	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Impact Sales	1,078,125	—
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
Systems Inc.	600,000	—
NextCare, Inc.	420,375	—
My Alarm Center, LLC	372,599	1,212,472
Valet Merger Sub, Inc.	333,333	333,333
Baart Programs, Inc.	330,000	1,000,000
Sailpoint Technologies, Inc.	200,000	200,000
OBHG Management Services, LLC	100,000	100,000
Accruent, LLC	80,750	85,000
4 Over International, LLC	68,452	68,452
Ministry Brands, LLC	65,000	—
Legalzoom.com, Inc.	—	2,607,018
Teaching Strategies, LLC	—	2,400,000
Dynatect Group Holdings, Inc.	—	1,800,000
TrialCard Incorporated	—	850,000
Total	$55,039,998	$52,770,896

Note 14. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2017.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Six months ended March 31, 2017

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2017
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$2,798,762	$56,885,646	$4,859,827	$(234,622)	$61,510,851
87.5% LLC equity interest (5)	187,420	6,431,021	—	(6,431,021)	—
Total Control Investments	$2,986,182	$63,316,667	$4,859,827	$(6,665,643)	$61,510,851

Affiliate Investments
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	$308,663	$6,342,286	$2,041,212	$(3,148)	$8,380,350
3,309,873.6 Class A Preferred Units	—	3,626,150	169,172	—	3,795,322
327,393.6 Class B Preferred Units	—	358,679	198,597	—	557,276
1,007.36 Class A Units	—	2,679,343	—	(2,053,901)	625,442
Total Affiliate Investments	$308,663	$13,006,458	$2,408,981	$(2,057,049)	$13,358,390

Total Control & Affiliate Investments	$3,294,845	$76,323,125	$7,268,808	$(8,722,692)	$74,869,241

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

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies, or RICs; and

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
Critical Accounting Policies
Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946.
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
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent approach, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that we are deemed to control under the 1940 Act. To estimate the enterprise value of a portfolio company, the investment adviser analyzes various factors including, but not limited to, the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The investment adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company in order to reach its estimate of a portfolio company’s enterprise value, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions), (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
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

•Preliminary valuations are then reviewed and discussed with management of our investment adviser;

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
The fair value of our investments at March 31, 2017 and September 30, 2016 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of March 31, 2017, 30.1% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current quarter and two preceding fiscal years were as follows:

As of December 31, 2014	54.1%
As of March 31, 2015 (1)	32.1%
As of June 30, 2015	23.8%
As of September 30, 2015 (2)	76.5%
As of December 31, 2015	29.3%
As of March 31, 2016	25.0%
As of June 30, 2016	32.0%
As of September 30, 2016 (2)	73.5%
As of December 31, 2016	29.6%
As of March 31, 2017	30.1%
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
As of March 31, 2017 and September 30, 2016, approximately 89.1% and 92.2%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, the portfolio company is likely to continue timely payment of its remaining interest. As of March 31, 2017, there was one investment on which we stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
PIK Interest Income
Our loans may contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security when it is determined that PIK interest is no longer collectible. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our Consolidated Financial Statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income," "— We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive" and "— Our incentive fee may induce our investment adviser to make speculative investments" in our annual report on Form 10-K for the year ended September 30, 2016. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments both in our Consolidated Financial Statements and for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $0.1 million and $0.2 million as of March 31, 2017 and September 30, 2016, respectively. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2017	September 30, 2016
Cost:
Senior secured debt	85.54%	86.40%
Subordinated notes of FSFR Glick JV	11.33	10.66
LLC equity interests of FSFR Glick JV	1.26	1.18
Purchased equity	1.87	1.76
Equity grants	—	—
Total	100.00%	100.00%

	March 31, 2017	September 30, 2016
Fair value:
Senior secured debt	87.61%	87.58%
Subordinated notes of FSFR Glick JV	11.27	9.92
LLC equity interests of FSFR Glick JV	—	1.12
Purchased equity	1.12	1.36
Equity grants	—	0.02
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2017	September 30, 2016
Cost:
Internet software & services	22.98%	22.07%
Healthcare services	14.29	14.80
Multi-sector holdings	12.59	11.84
Advertising	9.15	8.06
Diversified support services	6.32	3.28
Application software	5.05	5.35
IT consulting & other services	3.65	1.47
Security & alarm services	3.31	2.97
Research & consulting services	3.02	2.85
Integrated telecommunication services	2.95	4.06
Specialized finance	2.72	—
Industrial machinery	2.27	0.64
Commercial printing	2.11	0.98
Food retail	1.79	1.15
Data processing & outsourced services	1.74	1.64
Pharmaceuticals	1.61	1.53
Environmental & facilities services	1.13	1.06
Construction and engineering	1.04	0.98
Food distributors	0.99	0.95
Fertilizers & agricultural chemicals	0.61	0.59
Specialized consumer services	0.45	3.76
Computer hardware	0.23	0.66
Education services	—	2.54
Electronic equipment & instruments	—	1.82
Diversified capital markets	—	1.45
Wireless telecommunication services	—	0.95
Restaurants	—	0.83
Healthcare technology	—	0.81
Oil & gas equipment & services	—	0.70
Personal products	—	0.21
	100.00%	100.00%

	March 31, 2017	September 30, 2016
Fair value:
Internet software & services	23.10%	20.82%
Healthcare services	13.67	14.64
Multi-sector holdings	11.27	11.04
Advertising	9.46	8.49
Diversified support services	6.55	3.42
Application software	5.27	5.65
IT consulting & other services	3.83	1.55
Security & alarm services	3.44	3.11
Research & consulting services	3.13	2.99
Integrated telecommunication services	3.06	4.30
Specialized finance	2.81	—
Industrial machinery	2.34	0.66
Commercial printing	2.19	1.03
Food retail	1.88	1.22
Data processing & outsourced services	1.80	1.71
Pharmaceuticals	1.64	1.57
Environmental & facilities services	1.18	1.14
Construction and engineering	1.08	1.01
Food distributors	1.02	0.98
Fertilizers & agricultural chemicals	0.56	0.59
Specialized consumer services	0.47	3.93
Computer hardware	0.25	0.68
Education services	—	2.67
Electronic equipment & instruments	—	1.90
Diversified capital markets	—	1.53
Restaurants	—	0.87
Healthcare technology	—	0.83
Wireless telecommunication services	—	0.74
Oil & gas equipment & services	—	0.71
Personal products	—	0.22
	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2017 and September 30, 2016:

Investment Ranking	March 31, 2017				September 30, 2016(2)
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$—	—%	N/A		$20,056,209	3.59%	3.80
2	515,311,038	95.46	4.20		519,618,113	92.91	4.20
3	24,505,623	4.54	NM	(1)	12,440,322	2.22	NM	(1)
4	—	—	N/A		7,156,160	1.28	NM	(1)
Total	$539,816,661	100.00%	4.20		$559,270,804	100.00%	4.18
________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

(2)
Beginning as of December 31, 2016, we have revised our investment ranking scale to include only debt investments. Accordingly, in order to make the table comparative, we revised the investment ranking table as of September 30, 2016 to exclude equity investments.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any modifications to our loan agreements may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of each of March 31, 2017 and September 30, 2016, we had modified the payment terms of our investments in seven portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2017, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there was one investment on which we stopped accruing cash and/or PIK interest or OID income. As of March 31, 2016, there were two investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2017, September 30, 2016 and March 31, 2016 were as follows:

	March 31, 2017				September 30, 2016				March 31, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$532,562,915	97.35%	$531,406,007	98.44%	$563,757,229	96.74%	$552,114,644	98.72%	$578,262,310	95.24%	$560,589,543	97.43%
PIK non-accrual (paying) (1)	14,508,907	2.65	8,410,654	1.56	—	—	—	—	7,605,257	1.25	2,305,872	0.40
Cash non-accrual (nonpaying) (2)	—	—	—	—	19,027,017	3.26	7,156,160	1.28	21,291,019	3.51	12,493,676	2.17
Total	$547,071,822	100.00%	$539,816,661	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$607,158,586	100.00%	$575,389,091	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of March 31, 2017, September 30, 2016 and March 31, 2016 was as follows:

	March 31, 2017	September 30, 2016	March 31, 2016
Answers Corporation (2)	—	Cash non-accrual (1)	PIK non-accrual (1)
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Ameritox Ltd. (3)	—	—	Cash non-accrual (1)
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
As of March 31, 2017, we no longer held the first and second lien term loans in this investment. As of March 31, 2016, only our investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status. As of September 30, 2016, our investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status.

(3)	In April 2016, we restructured our investment in Ameritox Ltd. As part of the restructuring, we received debt and equity securities in the restructured entity.
Income non-accrual amounts for the three and six months ended March 31, 2017 and March 31, 2016 are presented in the following table.

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Cash interest income	$441,466	$451,931	$834,708	$903,863
PIK interest income	71,041	—	143,853	—
OID income	40,209	13,816	80,165	27,632
Total	$552,716	$465,747	$1,058,726	$931,495
FSFR Glick JV LLC
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for the Subordinated Notes. As of March 31, 2017 and September 30, 2016, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of March 31, 2017 and September 30, 2016, FSFR Glick JV had total assets of $147.4 million and $201.1 million, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $61.5 million in aggregate, at fair value as of March 31, 2017. As of September 30, 2016, our investment consisted of LLC equity interests and Subordinated Notes of $63.3 million in aggregate, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 27 and 36 "eligible portfolio companies" (as defined in section 2(a)(46) of the 1940 Act) as of March 31, 2017 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.

As of March 31, 2017 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million. $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million in aggregate commitments was funded as of March 31, 2017 and September 30, 2016, of which $71.1 million was from us. As of March 31, 2017 and September 30, 2016, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.7 million was unfunded. As of March 31, 2017 and September 30, 2016, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch, or the Credit Suisse facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both March 31, 2017 and September 30, 2016. Borrowings under the Credit Suisse facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of March 31, 2017 and September 30, 2016. Under the Credit Suisse facility, $71.9 million and $124.6 million in borrowings were outstanding as of March 31, 2017 and September 30, 2016, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Senior secured loans (1)	$133,026,803	$194,346,557
Weighted average current interest rate on senior secured loans (2)	7.02%	7.08%
Number of borrowers in FSFR Glick JV	27	36
Largest loan exposure to a single borrower (1)	$11,306,154	$12,641,009
Total of five largest loan exposures to borrowers (1)	$43,316,518	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of March 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,374,758	$2,374,758	$2,374,758
	Healthcare services	119,910.76 Class B Preferred Units				119,911	143,493
	Healthcare services	368.96 Class A Common Units				2,174,034	229,077
Total Ameritox Ltd.					2,374,758	4,668,703	2,747,328
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	11,306,154	11,245,256	11,306,154
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	6,295,858	6,235,297	6,321,829
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash 2% PIK	6,863,091	6,701,027	4,136,176
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	8,937,500	8,937,500	8,934,763
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,992,347	2,981,534	3,007,502
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,249,773	8,227,930	8,043,529
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+4.5% (1% floor) cash	2,293,200	2,296,627	2,322,106
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,085,914	2,084,139	1,926,863
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,029,782	2,007,583	1,831,878
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,879,699	5,884,792	5,909,098
Auction.com, LLC (3)	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,920,000	3,909,335	3,959,200
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7,960,000	7,816,310	7,880,400
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,147,500	4,116,466	4,126,763
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,683,704	3,670,131	3,709,784
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,701,858	5,681,411	5,673,348
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,927,944	3,043,882
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5.75% (1% floor) cash	6,021,467	5,955,122	5,803,189
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,418,750	6,366,000	6,402,703
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,940,000	3,892,104	3,975,316
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,950,274	3,930,496	3,910,771
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,938,924	4,802,647	4,963,618
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,880,000	1,877,596	1,880,658
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,937,500	4,892,664	4,898,170
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,800,000	3,748,129	3,770,879
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,443,750	4,385,163	4,487,575
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	4,975,000	4,961,795	4,976,045
Total Portfolio Investments					$133,026,803	$134,203,701	$129,949,527

__________
(1) Represents the current interest rate as of March 31, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2017 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at March 31, 2017.
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
(5) This investment was on PIK non-accrual status as of March 31, 2017.

FSFR Glick JV Portfolio as of September 30, 2016

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,339,146	$2,336,840	$2,322,917
	Healthcare services	119,910.76 Class B Preferred Units			—	119,911	131,369
	Healthcare services	368.96 Class A Common Units			—	2,174,034	981,348
Total Ameritox Ltd.					2,339,146	4,630,785	3,435,634
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	7,899,749	7,636,708	4,265,865
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	12,641,009	12,554,571	12,538,499
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	7,392,405	7,306,444	7,420,127
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	6,900,283	6,808,009	5,744,139
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	9,125,000	9,125,000	9,099,254
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	1,793,550	1,779,633	1,784,582
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	2,570,471	2,567,575	2,556,891
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6,840,000	6,832,715	6,803,695
Total Teaching Strategies, LLC					9,410,471	9,400,290	9,360,586
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	7,179,097	7,144,396	7,144,248
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,291,864	8,267,671	7,960,189
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	7,034,441	7,010,963	7,015,051
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	9,850,000	9,672,034	9,772,706
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	3,438,750	3,452,038	3,412,959
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	3,000,000	2,958,409	2,782,500
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	2,304,900	2,308,815	2,277,114
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,096,666	2,094,658	1,978,729
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,041,357	2,014,233	1,755,567
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	5,909,774	5,915,626	5,776,805
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,940,000	3,926,700	3,959,700
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8,000,000	7,842,222	7,920,000
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,168,500	4,133,700	4,147,658
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	642,692	581,620	645,155

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,853,704	3,837,366	3,844,069
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,730,937	5,707,511	5,702,282
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,922,316	3,039,954
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	7,850,000	7,773,386	7,727,344
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/17/2022	LIBOR+5.75% (1% floor) cash	6,477,948	6,392,100	6,226,928
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,451,250	6,393,472	6,443,186
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,960,000	3,906,498	4,026,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,970,390	3,948,754	3,950,538
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,963,924	4,814,658	4,889,465
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,920,000	1,916,612	1,919,232
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,962,500	4,912,596	4,967,689
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,900,000	3,839,938	3,954,402
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7,406,250	7,261,422	7,386,738
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,500,000	4,433,644	4,432,500
Total Portfolio Investments					$194,346,557	$194,624,798	$188,708,220
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

The cost and fair value of our aggregate investment in FSFR Glick JV held by us was $71.1 million and $61.5 million, respectively, as of March 31, 2017 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and six months ended March 31, 2017, we earned interest income of $1.4 million and $2.8 million on our investment in the Subordinated Notes, respectively. For the three and six months ended March 31, 2016, we earned interest income of $1.2 million and $2.3 million on our investment in the Subordinated Notes, respectively. We earned dividend income of $0.0 million and $0.2 million, respectively, for the three and six months ended March 31, 2017 with respect to our LLC equity interests. We earned dividend income of $0.9 million and $1.3 million, respectively, for the three and six months ended March 31, 2016 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for FSFR Glick JV as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and March 31, 2016:

	March 31, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2017: $134,203,701; cost September 30, 2016: $194,624,798)	$129,949,527	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	9,234,180	980,605
Restricted cash	2,478,205	3,343,303
Receivable from unsettled transactions	3,709,951	952,591
Due from portfolio companies	14,565	—
Other assets	2,055,564	2,162,942
Total assets	$147,441,992	$201,133,086

Senior credit facility payable	$71,881,939	$124,615,636
Subordinated notes payable at fair value (proceeds March 31, 2017: $73,149,434; proceeds September 30, 2016: $73,149,434)	70,297,866	65,012,167
Other liabilities	5,262,187	4,196,688
Total liabilities	$147,441,992	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$147,441,992	$201,133,086

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Selected Statements of Operations Information:
Interest income	$2,847,040	$3,185,495	$6,333,850	$6,874,084
PIK interest income	17,679	—	35,612	—
Fee income	19,179	83,174	118,832	87,340
Total investment income	2,883,898	3,268,669	6,488,294	6,961,424
Interest expense	$2,756,921	$2,630,208	$5,551,986	$5,044,654
Other expenses	58,184	59,885	134,020	123,577
Total expenses (1)	2,815,105	2,690,093	5,686,006	5,168,231
Net unrealized appreciation (depreciation)	$192,538	$2,208,938	$(7,191,559)	$(1,860,169)
Realized loss on investments	(262,623)	—	(295,224)	—
Net income (loss)	$(1,292)	$2,787,514	$(6,684,495)	$(66,976)
 __________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825 — Financial Instruments. The subordinated notes are valued based on the total assets less the liabilities senior to the subordinated notes of FSFR Glick JV under the enterprise value approach.
During the three and six months ended March 31, 2017, we did not sell any senior secured debt investments to FSFR Glick JV. During the three months ended March 31, 2016, we sold $14.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $12.8 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. We realized a loss of $0.3 million on these transactions. During the six months ended March 31, 2016, we sold $23.0 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $21.8 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. We realized a loss of $0.3 million on these transactions.

 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions or other realizations of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of the three and six months ended March 31, 2017 and March 31, 2016
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of servicing, advisory, structuring, amendment and prepayment fees that we receive in connection with our debt investments. These fees are recognized as earned. Other investment income consists primarily of dividend income received from certain of our equity investments.
Total investment income for the three months ended March 31, 2017 and March 31, 2016 was $11.0 million and $13.2 million, respectively. For the three months ended March 31, 2017, this amount primarily consisted of $10.7 million of interest income from portfolio investments (which included $0.1 million of PIK interest) and $0.3 million of fee income. For the three months ended March 31, 2016, this amount primarily consisted of $11.6 million of interest income from portfolio investments, $0.7 million of fee income and $0.9 million of dividend and other income. The decrease of $2.2 million in our total investment income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily attributable to lower average levels of outstanding debt investments.
Total investment income for the six months ended March 31, 2017 and March 31, 2016 was $22.6 million and $27.1 million, respectively. For the six months ended March 31, 2017, this amount primarily consisted of $21.7 million of interest income from portfolio investments (which included $0.1 million of PIK interest) and $0.7 million of fee income and $0.2 million of dividend and other income. For the six months ended March 31, 2016, this amount primarily consisted of $23.7 million of interest income from portfolio investments, $2.1 million of fee income and $1.3 million of dividend and other income. The decrease of $4.5 million in our total investment income for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, was primarily attributable to lower average levels of outstanding debt investments.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the three months ended March 31, 2017 and March 31, 2016 were $5.9 million and $7.4 million, respectively. The decrease of $1.5 million in our net expenses for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a $1.5 million decrease in professional fees (net of insurance recoveries).
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the six months ended March 31, 2017 and March 31, 2016 were $11.6 million and $14.3 million, respectively. The decrease of $2.7 million in our net expenses for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, was primarily due to a $1.2 million decrease in Part I incentive fees payable to our investment adviser and a $2.2 million decrease in professional fees (net of insurance recoveries), partially offset by a $0.9 million increase in interest expense.
Net Investment Income
As a result of the $2.2 million decrease in total investment income, offset by the $1.5 million decrease in net expenses, net investment income for the three months ended March 31, 2017 reflected an approximate $0.7 million decrease, as compared to the three months ended March 31, 2016.
As a result of the $4.5 million decrease in total investment income, offset by the $2.7 million decrease in net expenses, net investment income for the six months ended March 31, 2017 reflected an approximate $1.8 million decrease, as compared to the six months ended March 31, 2016.

Realized Gain (Loss) on Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of portfolio investments and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company's determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
See Note 9 in the consolidated financial statements for more details regarding investment realization events for the six months ended March 31, 2017 and March 31, 2016.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
See Note 9 in the consolidated financial statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the three and six months ended March 31, 2017 and March 31, 2016.
Financial Condition, Liquidity and Capital Resources
Cash Flows
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing debt and funding from operational cash flow. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
For the six months ended March 31, 2017, we experienced a net increase in cash and cash equivalents of $21.5 million. During that period, $48.5 million of cash was provided by operating activities, primarily consisting of $139.1 million of principal payments and proceeds from the sale of investments and cash activities related to $5.1 million of net investment income, partially offset by cash used to fund $115.3 million of investments and net revolvers. During the same period, cash used by financing activities was $27.0 million, primarily consisting of $9.7 million of net repayments under our credit facilities, $12.1 million of cash distributions paid to our stockholders and $5.0 million of repayments of secured borrowings.
For the six months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of $12.6 million. During that period, $31.2 million of cash was provided by operating activities, primarily consisting of $175.5 million of principal payments and proceeds from the sale of investments and cash activities related to $12.8 million of net investment income, partially offset by cash used to fund $153.0 million of investments and net revolvers. During the same period, cash used by financing activities was $43.8 million, primarily consisting of $23.7 million of net repayments under our credit facilities, $6.4 million of net repayments under our $309.0 million term debt securitization, or the 2015 Debt Securitization, and $12.8 million of cash distributions paid to our stockholders.
At March 31, 2017, we had $48.1 million of cash and cash equivalents (including $6.8 million of restricted cash), portfolio investments (at fair value) of $545.9 million, $3.8 million of interest, dividends and fees receivable, $0.7 million of net payables from unsettled transactions, $97.8 million of borrowings outstanding under our revolving credit facilities, $177.6 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $55.0 million. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $2.3 million until such time as we submit required monthly reporting schedules. As of March 31, 2017, $4.5 million of cash held in connection with the 2015 Debt Securitization was restricted.

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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of March 31, 2017, we were in compliance with this asset coverage requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To the extent we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, we cannot assure you that we will be able to do so on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,101,445	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,093,278	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,115,444	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,148,928	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,177,085	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,175,431	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,174,975	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,176,514	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,163,127	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,179,263	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,181,006	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,183,197	3,078	26,811
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	0.075	2,183,023	3,146	26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19
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
On March 23, 2017, FS Senior Funding II LLC entered into an amendment to the documents governing the Citibank facility.  The amendment was effective as of March 23, 2017 and, among other things, decreased the size of the Citibank facility from $175 million to $125 million.  The interest rate, reinvestment period and maturity date were not modified as part of this amendment. We accelerated deferred financing costs of $406,230 in connection with the amendment.
As of March 31, 2017 and September 30, 2016, the Company had $82.2 million and $107.4 outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.350% and 2.639% for the six months ended March 31, 2017 and March 31, 2016, respectively. For the three and six months ended March 31, 2017, we recorded interest expense of $1.4 million and $2.4 million, respectively, related to the Citibank facility. For the three and six months ended March 31, 2016, we recorded interest expense of $1.0 million and $2.1 million, respectively, related to the Citibank facility.
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
As of March 31, 2017, the Company had $15.6 million outstanding under the East West Bank facility. As of September 30, 2016, we had no borrowings outstanding under the East West Bank facility. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain of our other assets. We may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.601% for the six months ended March 31, 2017. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.315% for the period from January 6, 2016 through March 31, 2016. For the three and six months ended March 31, 2017, we recorded interest expense of $0.1 million and $0.2 million, respectively, related to the East West Bank facility. For the three and six months ended March 31, 2016, we recorded interest expense of $0.1 million related to the East West Bank Facility.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes, or the 2015 Notes, and $86.4 million of unsecured subordinated notes, or the 2015 Subordinated Notes. The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., or the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bore interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55%, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A 2015 Notes and Class B 2015 Notes are included in our March 31, 2017 Consolidated Statement of Assets and Liabilities as notes payable. As of March 31, 2017, the Class C 2015 Notes and the 2015 Subordinated Notes were eliminated in consolidation.
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
As of March 31, 2017, there were 52 in portfolio companies with a total fair value of $261.9 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
For the three and six months ended March 31, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Interest expense	$1,421,494	$1,182,988	$2,727,529	$2,269,611
Loan administration fees	16,158	17,887	34,488	44,453
Amortization of debt issuance costs	72,526	72,526	145,052	145,052
Total interest and other debt financing expenses	$1,510,178	$1,273,401	$2,907,069	$2,459,116
Cash paid for interest expense	$1,359,300	$1,058,088	$2,581,975	$2,702,624
Annualized average interest rate	3.159%	2.489%	3.159%	2.489%
Average outstanding balance	$180,000,000	$182,909,087	$180,000,000	$182,909,087
The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and six months ended March 31, 2017 is as follows:

				Three months ended March 31, 2017		Six months ended March 31, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.8218%	180		$862,155	$882,801	$1,657,205	$1,736,204
Class A-S Notes	3.1218%	210	(1)	220,666	260,379	385,126	438,269
Class A-R Notes	2.8218%	180	(2)	51,111	50,000	102,222	101,111
Class B Notes	3.6718%	265		225,368	228,284	437,422	451,915
Class C Notes	4.2718%	325	(3)	—	—	—	—
Total				$1,359,300	$1,421,464	$2,581,975	$2,727,499
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended March 31, 2017.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of March 31, 2017 are as follows:

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
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.

 The proceeds of the private placement of the Class A 2015 Notes and the Class B 2015 Notes, net of debt issuance costs, may be used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to our creditors (or any of our other affiliates). As part of the 2015 Debt Securitization, we entered into master loan sale agreements under which we agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the 2015 Subordinated Notes of the 2015 Issuer, as applicable. The 2015 Notes (other than the Class C 2015 Notes) are the secured obligations of the 2015 Issuer and indentures governing the 2015 Notes include customary covenants and events of default. The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2017 and September 30, 2016, off-balance sheet arrangements consisted of $55.0 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of March 31, 2017 and September 30, 2016 is shown in the table below:

	March 31, 2017	September 30, 2016
FSFR Glick JV LLC	$16,382,494	$16,382,494
MHE Intermediate Holdings	9,548,618	—
TIBCO Software, Inc.	5,300,000	5,300,000
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	3,458,537
Motion Recruitment Partners LLC	2,628,125	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,800,000	1,800,000
Impact Sales	1,078,125	—
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
Systems Inc.	600,000	—
NextCare, Inc.	420,375	—
My Alarm Center, LLC	372,599	1,212,472
Valet Merger Sub, Inc.	333,333	333,333
Baart Programs, Inc.	330,000	1,000,000
Sailpoint Technologies, Inc.	200,000	200,000
OBHG Management Services, LLC	100,000	100,000
Accruent, LLC	80,750	85,000
4 Over International, LLC	68,452	68,452
Ministry Brands, LLC	65,000	—
Legalzoom.com, Inc.	—	2,607,018
Teaching Strategies, LLC	—	2,400,000
Dynatect Group Holdings, Inc.	—	1,800,000
TrialCard Incorporated	—	850,000
Total	$55,039,998	$52,770,896
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank Facility, the 2015 Debt Securitization and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of March 31, 2017	Weighted average debt outstanding for the six months ended March 31, 2017	Maximum debt outstanding for the six months ended March 31, 2017
Citibank facility	$107,426,800	$82,156,800	$82,456,690	$107,426,800
2015 Debt Securitization	180,000,000	180,000,000	180,000,000	180,000,000
East West Bank Facility	—	15,600,000	3,814,286	15,600,000
Secured borrowings	5,000,000	—	109,890	5,000,000
Total debt	$292,426,800	$277,756,800	$266,380,866

The following table reflects our contractual obligations arising from the Citibank facility, 2015 Debt Securitization and East West Bank Facility:

	Payments due by period as of March 31, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$82,156,800	$—	$82,156,800	$—	$—
Interest due on Citibank facility	8,279,778	2,962,862	5,316,916	—	—
2015 Debt Securitization	180,000,000	—	—	—	180,000,000
Interest due on 2015 Debt Securitization	43,913,803	5,378,704	10,757,408	10,757,408	17,020,283
East West Bank Facility	15,600,000	—	—	15,600,000	—
Interest due on East West Bank Facility	2,637,362	699,083	1,398,166	540,113	—
Total	$332,587,743	$9,040,649	$99,629,290	$26,897,521	$197,020,283
Regulated Investment Company Status and Distributions
We have elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income (determined without regard to any deduction for dividends paid) or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation. Distributions declared and paid by us in a taxable year may differ from taxable income for that taxable year as such distributions may include the distribution of taxable income derived from the current taxable year or the distribution of taxable income derived from the prior taxable year carried forward into and distributed in the current taxable year. Distributions also may include returns of capital.
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount generally at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2013. We did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and do not expect to incur a federal excise tax for calendar year 2016. We may incur a U.S. federal excise tax in future years.
We intend to distribute to our stockholders at least 90% of our annual taxable income (which includes our taxable interest and fee income). In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
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

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from United States withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the three months ended December 31, 2016 and March 31, 2017.

Three Months Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
December 31, 2016	84.1%	—
March 31, 2017	88.8%	—
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, or Fifth Street Management. Messrs. Berman and Frank, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, fees payable to our investment adviser are equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Part II incentive fee. From inception to date, the Company has paid aggregate Part II incentive fees of approximately $0.1 million. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2017, we accrued fees of $1.7 million and $4.1 million, respectively, under the investment advisory agreement. During the three and six months ended March 31, 2016, we incurred fees of $2.3 million and $5.6 million, respectively, under the investment advisory agreement.
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
We have also entered into an administration agreement with FSC CT, a wholly-owned subsidiary of our investment adviser, under which FSC CT provides administrative services for us, including facilities, including our principal executive offices, and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC CT assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. FSC CT may also provide on our behalf managerial assistance to our portfolio companies. For providing these services, facilities and personnel, we reimburse FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including our allocable portion of rent at market rates and the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC CT. Our allocable portion of FSC CT’s costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC CT provides administrative services. We utilize office space in Greenwich, CT that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum.  We also utilize additional office space that is leased by affiliates of our investment adviser and administrator in Chicago, IL.  Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT.

The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. For the three and six months ended March 31, 2017, we accrued administrative expenses of $0.6 million and $0.8 million, respectively, including $0.4 million and $0.5 million of general and administrative expenses, respectively. For the three and six months ended March 31, 2016, we accrued administrative expenses of $0.4 million and $0.6 million, respectively, including $0.3 million of general and administrative expenses for each of the three and six months ended March 31, 2016. At March 31, 2017 and September 30, 2016, $0.4 million was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
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
Common stock held by FSAM and Principals
As of March 31, 2017, a subsidiary of FSAM held 2,677,519 shares of our common stock, which represents approximately 9.1% of our common stock outstanding. As of March 31, 2017, Mr. Tannenbaum held 5,202,293 shares of our common stock, which represents approximately 17.7% of our common stock outstanding.
Recent Developments
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
As of March 31, 2017, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2017, the following table shows the approximate annualized increase in net interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$23,401,079	$(13,887,840)	9,513,239
400	18,014,569	(11,110,272)	6,904,297
300	12,628,060	(8,332,704)	4,295,356
200	7,241,551	(5,555,136)	1,686,415
100	1,855,041	(2,777,568)	(922,527)
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal and our outstanding borrowings as of March 31, 2017 and September 30, 2016.

	March 31, 2017		September 30, 2016
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$48,119,035	$—	$28,815,679	$—
Prime rate	1,098,242	—	543,445	—
LIBOR:
30 day	—	15,600,000	—	—
60 day	—		—	—
90 day	552,053,058	262,156,800	588,697,358	287,426,800
180 day	—	—	—	—
Fixed rate	—	—	—	—
Total	$601,270,335	$277,756,800	$618,056,482	$287,426,800

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective.

(b) Management's Report on Internal Control Over Financial Reporting

As of September 30, 2016, management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. This material weakness remained as of March 31, 2017 primarily because the remediation actions described below remain in process.

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
(d) Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and Fifth Street Finance Corp., or FSC. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in FSC and FSAM securities class actions and FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2016.
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

FIFTH STREET SENIOR FLOATING RATE CORP.

By:	/s/ Bernard D. Berman
Bernard D. Berman
Chief Executive Officer

By:	/s/ Steven M. Noreika
Steven M. Noreika
Chief Financial Officer
Date: May 10, 2017