Form 10-Q
period 2017-06-30
Fifth Street Senior Floating Rate Corp.
filed 2017-08-09
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of August 9, 2017.

FIFTH STREET SENIOR FLOATING RATE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost June 30, 2017 and September 30, 2016: $71,117,506)	$61,614,406	$63,316,667
Affiliate investments (cost June 30, 2017: $18,006,812; cost September 30, 2016: $15,953,798)	11,778,272	13,006,458
Non-control/Non-affiliate investments (cost June 30, 2017: $500,706,398; cost September 30, 2016: $513,397,659)	491,785,575	497,281,256
Total investments at fair value (cost June 30, 2017: $589,830,716; cost September 30, 2016: $600,468,963)	565,178,253	573,604,381
Cash and cash equivalents	19,258,982	19,778,841
Restricted cash	7,651,878	9,036,838
Interest, dividends and fees receivable	2,883,409	4,579,935
Due from portfolio companies	305,501	336,429
Receivables from unsettled transactions	846,065	12,869,092
Deferred financing costs	1,348,806	2,063,133
Other assets	344,196	148,492
Total assets	$597,817,090	$622,417,141
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$466,921	$1,246,286
Base management fee and incentive fee payable	2,163,704	2,987,721
Due to FSC CT	427,646	402,073
Interest payable	1,946,228	1,798,653
Payables from unsettled transactions	12,831,700	—
Amounts payable to syndication partners	—	18,750
Director fees payable	122,450	236,275
Credit facilities payable	86,656,800	107,426,800
Notes payable (net of $2,296,658 and $2,514,236 of unamortized financing costs as of June 30, 2017 and September 30, 2016, respectively)	179,503,342	177,485,764
Secured borrowings at fair value (proceeds September 30, 2016: $5,000,000)	—	4,985,425
Total liabilities	284,118,791	296,587,747
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at June 30, 2017 and September 30, 2016	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments and secured borrowings	(24,652,463)	(26,850,007)
Net realized loss on investments	(24,371,682)	(10,969,707)
Accumulated overdistributed net investment income	(11,568,158)	(10,641,494)
Total net assets (equivalent to $10.65 and $11.06 per common share at June 30, 2017 and September 30, 2016, respectively) (Note 12)	313,698,299	325,829,394
Total liabilities and net assets	$597,817,090	$622,417,141
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Interest income:
Control investments	$1,452,148	$1,351,423	$4,250,910	$3,681,941
Affiliate investments	130,217	85,003	331,804	85,003
Non-control/Non-affiliate investments	10,406,975	10,078,942	28,930,631	31,416,467
Interest on cash and cash equivalents	36,094	20,141	98,590	53,311
Total interest income	12,025,434	11,535,509	33,611,935	35,236,722
PIK interest income:
Affiliate investments	63,551	42,502	164,331	42,502
Non-control/Non-affiliate investments	—	21,753	20,965	62,786
Total PIK interest income	63,551	64,255	185,296	105,288
Fee income:
Affiliate investments	3,351	3,148	9,647	3,148
Non-control/Non-affiliate investments	498,497	811,548	1,177,271	2,865,229
Total fee income	501,848	814,696	1,186,918	2,868,377
Dividend and other income:
Control investments	—	700,000	187,420	2,012,500
Allowance for control investments	(420,192)	—	(420,192)	—
Total dividend and other income	(420,192)	700,000	(232,772)	2,012,500
Total investment income	12,170,641	13,114,460	34,751,377	40,222,887
Expenses:
Base management fee	1,419,603	1,511,490	4,234,003	4,618,171
Part I incentive fee	1,143,101	1,219,810	2,420,829	3,733,909
Professional fees	280,008	894,245	972,310	3,529,285
Board of Directors fees	127,464	143,425	385,064	465,025
Interest expense	2,661,975	2,437,152	8,124,752	7,048,434
Administrator expense	127,533	92,622	456,018	406,030
General and administrative expenses	480,490	652,199	1,513,902	1,471,399
Total expenses	6,240,174	6,950,943	18,106,878	21,272,253
Base management fee waived	—	—	(6,232)	—
Insurance recoveries	—	—	(250,000)	—
Net expenses	6,240,174	6,950,943	17,850,646	21,272,253
Net investment income	5,930,467	6,163,517	16,900,731	18,950,634
Unrealized appreciation (depreciation) on investments:
Control investments	103,555	(1,348,337)	(1,702,261)	(5,765,722)
Affiliate investments	(1,633,615)	(2,380,733)	(3,281,200)	(2,380,733)
Non-control/Non-affiliate investments	(4,272,744)	6,988,548	7,195,580	(10,494,079)
Net unrealized appreciation (depreciation) on investments	(5,802,804)	3,259,478	2,212,119	(18,640,534)
Net unrealized appreciation on secured borrowings	—	—	(14,575)	—
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	11,535	(8,506,936)	(13,401,975)	(13,360,666)
Net realized gain (loss) on investments	11,535	(8,506,936)	(13,401,975)	(13,360,666)
Net increase (decrease) in net assets resulting from operations	$139,198	$916,059	$5,696,300	$(13,050,566)
Net investment income per common share — basic and diluted	$0.20	$0.21	$0.57	$0.64
Earnings (loss) per common share — basic and diluted	$ 0.00	$0.03	$0.19	$(0.44)
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
Distributions per common share (Note 6)	$0.190	$0.225	$0.605	$0.675

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Operations:
Net investment income	$16,900,731	$18,950,634
Net unrealized appreciation (depreciation) on investments	2,212,119	(18,640,534)
Net unrealized appreciation on secured borrowings	(14,575)	—
Net realized loss on investments	(13,401,975)	(13,360,666)
Net increase (decrease) in net assets resulting from operations	5,696,300	(13,050,566)
Stockholder transactions:
Distributions to stockholders	(17,827,395)	(19,890,068)
Net decrease in net assets from stockholder transactions	(17,827,395)	(19,890,068)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	208,742	563,844
Repurchases of common stock under dividend reinvestment plan	(208,742)	(563,844)
Net increase in net assets from capital share transactions	—	—
Total decrease in net assets	(12,131,095)	(32,940,634)
Net assets at beginning of period	325,829,394	356,807,103
Net assets at end of period	$313,698,299	$323,866,469
Net asset value per common share	$10.65	$10.99
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,696,300	$(13,050,566)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments	(2,212,119)	18,640,534
Net unrealized appreciation on secured borrowings	14,575	—
Net realized loss on investments	13,401,975	13,360,666
PIK interest income	(185,296)	(105,288)
Recognition of fee income	(1,186,918)	(2,868,377)
Accretion of original issue discount on investments	(2,835,312)	(1,281,598)
Amortization of deferred financing costs	1,056,905	650,381
Changes in operating assets and liabilities:
Fee income received	1,136,616	2,872,568
Decrease in restricted cash	1,384,960	3,278,098
(Increase) decrease in interest, dividends and fees receivable	1,696,526	(1,429,710)
(Increase) decrease in due from portfolio companies	30,928	(258,147)
Decrease in receivables from unsettled transactions	12,023,027	4,642,115
Increase in other assets	(195,704)	(281,093)
Decrease in accounts payable, accrued expenses and other liabilities	(779,365)	(71,205)
Increase (decrease) in base management fee and incentive fee payable	(824,017)	676,121
Increase (decrease) in due to FSC CT	25,573	(397)
Increase in interest payable	147,575	48,219
Increase in payables from unsettled transactions	12,831,700	1,615,500
Decrease in amounts payable to syndication partners	(18,750)	—
Decrease in director fees payable	(113,825)	—
Purchases of investments and net revolver activity	(182,183,437)	(260,058,416)
Principal payments received on investments (scheduled payments)	11,667,577	8,027,442
Principal payments received on investments (payoffs)	143,971,302	107,307,730
PIK interest income received in cash	—	154,217
Proceeds from the sale of investments	26,851,740	139,305,087
Net cash provided by operating activities	41,402,536	21,173,881
Financing activities:
Distributions paid in cash	(17,618,653)	(19,326,224)
Borrowings under credit facilities	39,700,000	19,667,000
Repayments of borrowings under credit facilities	(60,470,000)	(40,500,000)
Repayments of secured borrowings	(5,000,000)	—
Proceeds from issuance of notes payable	7,500,000	29,715,000
Repayments of notes payable	(5,700,000)	(36,081,000)
Repurchases of common stock under dividend reinvestment plan	(208,742)	(563,844)
Deferred financing costs paid	(125,000)	(450,374)
Net cash used by financing activities	(41,922,395)	(47,539,442)
Net decrease in cash and cash equivalents	(519,859)	(26,365,561)
Cash and cash equivalents, beginning of period	19,778,841	41,433,301
Cash and cash equivalents, end of period	$19,258,982	$15,067,740
Supplemental information:
Cash paid for interest	$6,920,272	$6,349,834
Non-cash operating activities:
Purchase of investment from restructuring	$—	$(12,559,122)
Proceeds from investment restructuring	$—	$12,559,122
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$208,742	$563,844
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(14)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(15)	Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)		$64,005,755	$64,005,755	$61,614,406
87.5% equity interest			7,111,751	—
			71,117,506	61,614,406
Total Control Investments (19.6% of net assets)			$71,117,506	$61,614,406
Affiliate Investments (4)
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)		$8,443,901	$8,433,846	$8,443,901
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC			3,309,874	3,334,371
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC			327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC			5,935,698	—
			18,006,812	11,778,272
Total Affiliate Investments (3.8% of net assets)			$18,006,812	$11,778,272

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.	Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)			$—	$(437,932)
			—	(437,932)
New Trident Holdcorp, Inc. (9)	Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)		$13,590,940	13,286,561	11,389,208
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)		1,000,000	977,880	740,835
			14,264,441	12,130,043
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(13)		9,900,000	9,819,870	9,960,242
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(11)			(685)	517
			9,819,185	9,960,759
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)		5,683,063	5,654,610	5,697,270
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)		1,000,000	987,381	985,000
			6,641,991	6,682,270
Answers Corporation	Internet software & services
Delayed Draw DIP Facility, LIBOR+7% (1% floor) cash due 4/15/2021 (8)(13)		2,825,332	2,759,367	2,842,990
			2,759,367	2,842,990
Maxor National Pharmacy Services, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(13)		9,092,205	9,092,205	9,034,233
			9,092,205	9,034,233
NextCare, Inc.	Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)		6,975,766	6,975,766	6,598,694
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)		1,397,381	1,397,381	1,306,322
			8,373,147	7,905,016
Aptean, Inc.	Application software
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 12/20/2022 (8)(13)		11,271,750	11,194,953	11,331,660
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)		200,000	197,214	200,626
			11,392,167	11,532,286
Stratus Technologies, Inc.	Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)		1,340,543	1,302,855	1,342,218
			1,302,855	1,342,218
TravelCLICK, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)		2,048,485	2,008,288	2,058,727
			2,008,288	2,058,727
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(14)	Industry	Principal (5)	Cost	Fair Value
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (8)(13)		$12,127,508	$11,582,138	$12,214,705
			11,582,138	12,214,705
Verdesian Life Sciences, LLC	Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)		3,295,860	3,271,743	2,776,762
			3,271,743	2,776,762
TV Borrower US, LLC (7)	Integrated telecommunication services
First Lien Dollar Term B-1 Loan, LIBOR+4.75% (1% floor) cash due 2/16/2024 (8)		3,391,500	3,375,357	3,415,529
			3,375,357	3,415,529
American Dental Partners, Inc.	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/19/2021 (8)(13)		5,133,293	5,118,578	4,902,295
			5,118,578	4,902,295
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)		16,412,731	16,303,289	16,371,697
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)			(20,850)	(9,012)
500,000 Class A membership interests in BeyondTrust Holdings LLC			500,000	584,914
			16,782,439	16,947,599
Dynatect Group Holdings, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)		3,796,203	3,796,203	3,748,751
			3,796,203	3,748,751
Idera, Inc.	Internet software & services
First Lien Term Loan B, L+5% (1% floor) cash due 6/27/2024		3,466,364	3,431,700	3,466,364
			3,431,700	3,466,364
Central Security Group, Inc. (9)	Specialized consumer services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/6/2020 (8)		1,670,022	1,664,536	1,673,504
			1,664,536	1,673,504
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		5,265,000	5,219,193	5,159,700
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	269,500
			5,499,193	5,429,200
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)		3,685,714	3,641,981	3,717,964
			3,641,981	3,717,964
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		910,156	910,156	905,605
			910,156	905,605
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)		7,000,000	7,000,000	6,966,108
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)		3,833,320	3,833,320	3,825,481
			10,833,320	10,791,589
TIBCO Software, Inc. (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)		7,859,452	7,590,772	7,912,778
			7,590,772	7,912,778
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(14)	Industry	Principal (5)	Cost	Fair Value
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		$14,108,177	$13,838,871	$8,089,530
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(11)(13)		600,000	572,567	(167,856)
			14,411,438	7,921,674
Compuware Corporation	Internet software & services
First Lien Term Loan B3, LIBOR+4.25% (1% floor) cash due 12/15/2021 (8)(13)		7,445,002	7,360,988	7,510,146
			7,360,988	7,510,146
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)		13,606,554	13,587,725	13,539,915
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(1,680)	(14,203)
			13,586,045	13,525,712
PowerPlan, Inc. (9)	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)		17,844,314	17,802,721	17,788,163
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)(11)			—	(6,608)
			17,802,721	17,781,555
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,723,868	4,678,690	4,747,488
			4,678,690	4,747,488
Research Now Group, Inc.	Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	3,960,000	3,940,000
			3,960,000	3,940,000
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2019 (8)(13)		16,047,619	16,047,619	16,368,572
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		949,633	949,633	968,625
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		864,435	864,435	881,724
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		813,333	813,333	829,600
			18,675,020	19,048,521
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,237,242	3,188,990	3,261,521
			3,188,990	3,261,521
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)		5,955,000	5,851,928	5,895,450
			5,851,928	5,895,450
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/29/2020 (8)(13)		28,105,908	28,105,908	24,354,233
			28,105,908	24,354,233
USAGM Holdco, LLC	Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (8)		3,000,000	3,022,137	3,013,125
			3,022,137	3,013,125
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,726,267	11,726,267	11,753,451
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	1,855
			11,726,267	11,755,306
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,990,363	7,109,169
			6,990,363	7,109,169
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		2,657,896	2,621,987	2,675,624
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,978,793	2,910,000
			5,600,780	5,585,624
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(14)	Industry	Principal (5)	Cost	Fair Value
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		$5,895,000	$5,865,296	$5,947,489
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		500,000	488,680	507,420
			6,353,976	6,454,909
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)(13)		2,000,000	1,984,175	2,003,447
			1,984,175	2,003,447
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)		9,876,400	9,876,400	10,170,320
500 Class A Units in Lytx Holdings, LLC			514,743	699,332
			10,391,143	10,869,652
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)		5,880,206	5,831,559	5,920,300
First Lien Revolver, LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)			(536)	467
			5,831,023	5,920,767
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (8)(13)		16,002,000	15,996,082	15,898,857
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (8)(11)			(32)	(645)
			15,996,050	15,898,212
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)		9,944,654	9,711,690	10,015,553
			9,711,690	10,015,553
Pomeroy Group Holdings, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/12/2021 (8)(13)		4,454,774	4,343,940	4,254,309
			4,343,940	4,254,309
Sailpoint Technologies, Inc.	Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (8)		17,391,304	17,058,234	17,043,478
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (8)(11)			(3,267)	(600)
			17,054,967	17,042,878
SMS Systems Maintenance Services, Inc.	IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)		9,950,000	9,894,285	9,943,831
			9,894,285	9,943,831
Cardenas Markets LLC	Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)		3,283,500	3,253,407	3,287,605
			3,253,407	3,287,605
Ministry Brands, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)		9,673,175	9,585,868	9,750,662
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)		2,671,520	2,647,405	2,692,922
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(13)		1,568,067	1,546,657	1,605,798
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)		431,933	426,035	426,035
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(11)			(903)	801
			14,205,062	14,476,218
Impact Sales, LLC	Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)		3,731,250	3,632,399	3,740,083
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)		171,445	171,445	180,322
			3,803,844	3,920,405

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(14)	Industry	Principal (5)	Cost	Fair Value
Auction.com, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2019 (8)(13)		$198,477	$198,854	$200,462
			198,854	200,462
Empower Payments Acquisition, Inc.	Commercial printing
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 11/30/2023 (8)(13)		6,169,000	6,054,561	6,222,473
			6,054,561	6,222,473
First American Payment Systems, L.P.	Diversified support services
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 1/8/2024 (8)(13)		4,312,500	4,272,520	4,361,016
			4,272,520	4,361,016
DFT Intermediate LLC	Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)(13)		14,962,500	14,609,258	14,729,700
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)		750,000	732,500	738,331
			15,341,758	15,468,031
Systems Inc.	Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (8)(13)		9,170,213	9,041,830	9,124,362
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/3/2022 (8)(11)			(8,400)	(7,920)
			9,033,430	9,116,442
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (8)(13)		7,980,000	7,942,025	8,019,900
			7,942,025	8,019,900
Salient CRGT, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (8)(13)		6,459,375	6,338,841	6,443,227
			6,338,841	6,443,227
MHE Intermediate Holdings	Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/11/2024 (8)(13)		11,804,356	11,576,722	11,844,250
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (8)		656,814	555,477	674,128
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (8)		1,131,367	1,036,890	1,131,367
			13,169,089	13,649,745
Paris Presents Incorporated	Personal Products
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/31/2020 (8)(13)		3,142,003	3,112,731	3,142,003
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 12/31/2021 (8)(13)		3,500,000	3,433,750	3,465,000
			6,546,481	6,607,003
PSI Services LLC	Human Resource & Employment Services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (8)(13)		6,753,906	6,656,896	6,656,896
			6,656,896	6,656,896
MHVC Acquisition Corp.	Aerospace & Defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/25/2024 (8)(13)		6,500,000	6,468,283	6,581,250
			6,468,283	6,581,250
LSF9 Atlantis Holdings, LLC	Computer & Electronics Retail
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 4/21/2023 (8)(13)		7,500,000	7,427,113	7,585,950
			7,427,113	7,585,950
Everi Payments Inc.	Casinos & gaming
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 5/9/2024 (8)(13)		5,000,000	4,975,301	5,041,425
			4,975,301	5,041,425
See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(10)(14)	Industry	Principal (5)	Cost	Fair Value
BJ's Wholesale Club, Inc.	Hypermarkets & super centers
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 1/26/2024 (8)		$3,000,000	$3,003,703	$2,914,995
			3,003,703	2,914,995
Bass Pro Group, LLC	Specialty Stores
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/15/2023 (8)		3,000,000	2,940,769	2,921,820
			2,940,769	2,921,820
Imagine ! Print Solutions, LLC	Advertising
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 6/21/2022 (8)		6,982,500	6,912,675	6,982,500
			6,912,675	6,982,500
MNO Holdings III Corp.	Specialty Stores
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 6/19/2024 (8)(13)		2,500,000	2,487,500	2,521,875
			2,487,500	2,521,875
Total Non-Control/Non-Affiliate Investments (156.8% of net assets)			$500,706,398	$491,785,575
Total Portfolio Investments (180.2% of net assets)			$589,830,716	$565,178,253
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund			$16,260,430	$16,260,430
Other cash accounts			2,998,552	2,998,552
Total Cash and Cash Equivalents (6.1% of net assets)			$19,258,982	$19,258,982
Total Portfolio Investments, Cash and Cash Equivalents (186.3% of net assets)			$609,089,698	$584,437,235

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
June 30, 2017
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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2017, qualifying assets represented 88.7% of the Company's total assets and non-qualifying assets represented 11.3% of the Company's total assets.

(8)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.

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

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
TIBCO Software, Inc.	January 18, 2017	- 1% on First Lien Term Loan		Per loan amendment
New Trident Holdcorp, Inc.	December 9, 2016	+ 0.50% on First Lien Term Loan and Second Lien Term Loan		Per loan amendment
Metamorph US 3, LLC	October 1, 2016	+ 1% on First Lien Revolver	+ 2.0% on First Lien Term Loan	Tier pricing per loan agreement
PowerPlan, Inc.	May 21, 2016	- 0.5% on First Lien Term Loan		Tier pricing per loan agreement
Central Security Group, Inc.	February 3, 2016	+ 0.375% on First Lien Term Loan		Per loan amendment

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

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 - Borrowings), in whole or in part.

(14)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(15)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

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

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)		$5,265,325	$5,211,587	$5,081,038
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)		280,000	280,000	266,000
			5,491,587	5,347,038
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)		3,685,714	3,635,831	3,685,714
			3,635,831	3,685,714
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)		3,450,918	3,440,820	3,433,662
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (8)		1,438,468	1,438,468	1,395,314
			4,879,288	4,828,976
Executive Consulting Group, LLC	Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)		7,000,000	7,000,000	6,960,668
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)		4,000,000	4,000,000	3,979,448
			11,000,000	10,940,116
TIBCO Software, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)		7,919,400	7,590,582	7,823,932
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)			—	—
			7,590,582	7,823,932
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		14,223,467	14,181,149	11,840,322
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (8)(13)		600,000	573,856	600,000
			14,755,005	12,440,322
Compuware Corporation	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(13)		7,825,554	7,720,514	7,854,900
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)		905,896	889,191	904,198
			8,609,705	8,759,098
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(13)		1,036,642	1,020,406	1,041,612
			1,020,406	1,041,612
TrialCard Incorporated (9)	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(13)		9,874,962	9,869,718	9,827,027
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (8)(11)			(375)	—
			9,869,343	9,827,027
Motion Recruitment Partners LLC	Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)		14,235,000	14,224,241	14,250,584
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)			(960)	—
			14,223,281	14,250,584

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
PowerPlan, Inc. (9)	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)		$16,737,833	$16,710,709	$16,731,213
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)			—	—
			16,710,709	16,731,213
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)		4,523,868	4,349,859	4,515,386
			4,349,859	4,515,386
Research Now Group, Inc.	Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)		4,000,000	3,953,571	3,880,000
			3,953,571	3,880,000
Fineline Technologies, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(13)		10,942,464	10,942,464	10,912,302
			10,942,464	10,912,302
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2019 (8)(13)		16,047,619	16,047,619	16,075,921
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		909,936	909,936	911,452
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		757,592	757,592	757,750
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (8)		120,000	120,000	120,000
			17,835,147	17,865,123
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(13)		19,700,000	19,690,068	19,659,526
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)			(17,714)	—
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)		400,000	400,000	396,683
			20,072,354	20,056,209
Raley's	Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)		3,319,504	3,254,099	3,325,728
			3,254,099	3,325,728
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)		6,000,000	5,881,667	5,940,000
			5,881,667	5,940,000
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(13)		29,808,067	29,808,066	29,983,454
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)			—	—
			29,808,066	29,983,454
Too Faced Cosmetics, LLC	Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(13)		1,285,383	1,285,383	1,290,310
			1,285,383	1,290,310
Internet Pipeline, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)		11,880,000	11,880,000	12,045,801
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)			—	—
			11,880,000	12,045,801
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)		7,000,000	6,980,768	7,012,868
			6,980,768	7,012,868

See notes to Consolidated Financial Statements.

Fifth Street Senior Floating Rate Corp.
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(10)(17)	Industry	Principal (5)	Cost	Fair Value
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)		$2,780,556	$2,736,111	$2,773,604
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)		3,000,000	2,975,385	2,850,000
			5,711,496	5,623,604
CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)		3,440,713	3,433,096	3,449,315
			3,433,096	3,449,315
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)		5,940,000	5,905,025	6,040,239
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)		500,000	486,811	500,000
			6,391,836	6,540,239
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)(13)		7,661,077	7,377,745	7,647,291
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)(11)			(12,500)	—
			7,365,245	7,647,291
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)		2,000,000	1,982,857	2,032,529
			1,982,857	2,032,529
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)		9,951,389	9,951,389	9,951,389
500 Class A Units in Lytx Holdings, LLC			500,000	504,173
			10,451,389	10,455,562
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (8)(13)		10,368,750	10,173,233	10,341,433
			10,173,233	10,341,433
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)		5,970,000	5,913,333	5,929,733
First Lien Revolver LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)			(639)	—
			5,912,694	5,929,733
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (8)(13)		16,123,227	16,117,309	16,076,397
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (8)(11)			(39)	—
			16,117,270	16,076,397
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)		11,000,000	10,692,000	10,835,000
			10,692,000	10,835,000
Pomeroy Group Holdings, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/30/2021 (8)(13)		4,488,693	4,357,979	4,393,309
			4,357,979	4,393,309
Sailpoint Technologies, Inc.	Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (8)		12,500,000	12,258,333	12,250,000
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (8)(11)			(3,867)	—
			12,254,466	12,250,000
California Pizza Kitchen, Inc. (16)	Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (8)		5,000,000	5,000,000	4,985,425
			5,000,000	4,985,425
Total Non-Control/Non-Affiliate Investments (152.6% of net assets)			$513,397,659	$497,281,256
Total Portfolio Investments (176.0% of net assets)			$600,468,963	$573,604,381
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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2016, qualifying assets represented 84.9% of the Company's total assets and non-qualifying assets represented 15.1% of the Company's total assets.

(8)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Fifth Street Senior Floating Rate Corp. and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain of the subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries. As of June 30, 2017, the Company's consolidated subsidiaries were FS Senior Funding CLO LLC, FS Senior Funding II LLC and FS Senior Funding Ltd.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of each of the Company's investments as of June 30, 2017 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of June 30, 2017, 66.0% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

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
During the three and nine months ended June 30, 2017, the Company reversed $0.4 million of dividend income previously recorded in prior periods. The Company determined that such dividend receivable balance may no longer be collectible.

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
As of June 30, 2017, included in restricted cash was $7.7 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 6 — Borrowings). Pursuant to the terms of the Citibank facility, the Company was restricted in terms of access to $2.4 million of that amount until such time as the Company submits its required monthly reporting schedules. As of June 30, 2017, $5.2 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
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
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's common stock, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the nine months ended June 30, 2017 and June 30, 2016.

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
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs", "credit facilities payable" and "notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to FSC CT," "interest payable," "amounts payable to syndication partners," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended June 30, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three and nine months ended June 30, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 3. Portfolio Investments
At June 30, 2017, 180.2% of net assets at fair value, or $565.2 million, was invested in 68 portfolio investments, including 19.6% of net assets, or $61.6 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC (together with its consolidated subsidiaries, "FSFR Glick JV"), and 8.6% of net assets, or $26.9 million, was invested in cash and cash equivalents (including $7.7 million of restricted cash). In comparison, at September 30, 2016, 176.0% of net assets at fair value, or $573.6 million, was invested in 63 portfolio investments, including 19.4% of net assets, or $63.3 million, in subordinated notes and LLC equity interests of FSFR Glick JV, and 8.8% of net assets, or $28.8 million, was invested in cash and cash equivalents (including $9.0 million of restricted cash). As of June 30, 2017, 88.3% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 10.9% consisted of investments in the subordinated notes of FSFR Glick JV and 0.8% consisted of equity investments in other portfolio companies. As of September 30, 2016, 87.6% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 9.9% consisted of investments in the subordinated notes of FSFR Glick JV, 1.1% consisted of investments in the LLC equity interests of FSFR Glick JV and 1.4% consisted of equity investments in other portfolio companies.
During the three and nine months ended June 30, 2017, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $(5.8) million and $2.2 million, respectively. During the three and nine months ended June 30, 2016, the Company recorded net unrealized appreciation (depreciation) of $3.3 million and $(18.6) million, respectively.
The composition of the Company's investments as of June 30, 2017 and September 30, 2016 at cost and fair value was as follows:

	June 30, 2017		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$508,125,501	$498,945,230	$518,778,491	$502,385,158
Investments in equity securities (common stock, preferred stock and warrants)	10,587,709	4,618,617	10,572,966	7,902,556
Debt investment in FSFR Glick JV	64,005,755	61,614,406	64,005,755	56,885,646
Equity investment in FSFR Glick JV	7,111,751	—	7,111,751	6,431,021
Total	$589,830,716	$565,178,253	$600,468,963	$573,604,381
The following table presents the financial instruments carried at fair value as of June 30, 2017 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$5,836,815	$493,108,415	$—	$498,945,230
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	61,614,406	—	61,614,406
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	4,618,617	—	4,618,617
Total investments at fair value	—	5,836,815	559,341,438	—	565,178,253
Cash and cash equivalents	19,258,982	—	—	—	19,258,982
Total assets at fair value	$19,258,982	$5,836,815	$559,341,438	$—	$584,437,235
__________

(a)
In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides a roll-forward in the changes in fair value from March 31, 2017 to June 30, 2017, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of March 31, 2017	$478,305,810	$61,510,851	$6,104,962	$545,921,623
New investments & net revolver activity	60,962,165	—	—	60,962,165
Redemptions/repayments	(43,405,847)	—	—	(43,405,847)
Net accrual of PIK interest income	63,551	—	—	63,551
Accretion of original issue discount	1,449,575	—	—	1,449,575
Net change in unearned income	33,983	—	—	33,983
Net unrealized appreciation (depreciation) on investments	(4,312,357)	103,555	(1,486,345)	(5,695,147)
Net realized gain on investments	11,535	—	—	11,535
Fair value as of June 30, 2017	$493,108,415	$61,614,406	$4,618,617	$559,341,438
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2017	$(4,467,057)	$103,555	$(860,902)	$(5,224,404)

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from March 31, 2016 to June 30, 2016 for all investments for which the Company determines fair value using unobservable (Level 3) factors:

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
The following table provides a roll-forward in the changes in fair value from September 30, 2016 to June 30, 2017, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	176,224,944	—	14,743	176,239,687	—
Redemptions/repayments	(182,490,619)	—	—	(182,490,619)	(5,000,000)
Net accrual of PIK interest income	185,296	—	—	185,296	—
Accretion of original issue discount	2,834,590	—	—	2,834,590	—
Net change in unearned income	50,302	—	—	50,302	—
Net unrealized appreciation (depreciation) on investments	7,320,719	4,728,760	(3,298,682)	8,750,797	—
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized loss on investments	(13,401,975)	—	—	(13,401,975)	—
Fair value as of June 30, 2017	$493,108,415	$61,614,406	$4,618,617	$559,341,438	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2017	$(7,626,784)	$4,728,760	$(140,318)	$(3,038,342)	$—

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
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$208,426,106	Market yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(3.1)%	-	8.0%	(0.2)%
			Size premium	(a)	0.0%	-	1.5%	0.7%
			Industry premium / (discount)	(a)	(1.3)%	-	2.9%	0.0%
	40,719,808	Enterprise value approach	EBITDA/Revenue multiple	(b)	0.9x	-	0.9x	0.9x
	42,748,295	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	201,214,206	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	61,614,406	Enterprise value approach	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	4,618,617	Enterprise value approach	EBITDA/Revenue multiple	(b)	1.0x	-	17.3x	3.7x
Total	$559,341,438
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$73,656,800	$73,656,800	$—	$—	$73,656,800
East West Bank facility payable	13,000,000	13,000,000			13,000,000
Notes payable	179,503,342	181,800,000	—	—	181,800,000
Total	$266,160,142	$268,456,800	$—	$—	$268,456,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2017		September 30, 2016
Cost:
Senior secured debt	$508,125,501	86.14%	$518,778,491	86.40%
Subordinated notes of FSFR Glick JV	64,005,755	10.85	64,005,755	10.66
LLC equity interests of FSFR Glick JV	7,111,751	1.21	7,111,751	1.18
Purchased equity	10,587,709	1.80	10,572,966	1.76
Equity grants	—	—	—	—
Total	$589,830,716	100.00%	$600,468,963	100.00%
Fair Value:
Senior secured debt	$498,945,230	88.28%	$502,385,158	87.58%
Subordinated notes of FSFR Glick JV	61,614,406	10.90	56,885,646	9.92
LLC equity interests of FSFR Glick JV	—	—	6,431,021	1.12
Purchased equity	4,618,617	0.82	7,782,214	1.36
Equity grants	—	—	120,342	0.02
Total	$565,178,253	100.00%	$573,604,381	100.00%

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

	June 30, 2017		September 30, 2016
Cost:
Northeast U.S.	$217,416,392	36.87%	$223,662,953	37.25%
Southwest U.S.	113,948,774	19.32	123,909,372	20.64
Southeast U.S.	92,102,014	15.61	76,201,785	12.69
Midwest U.S.	88,275,609	14.97	77,086,840	12.84
West U.S.	70,908,726	12.02	84,992,619	14.15
Northwest	3,803,844	0.64	—	—
International	3,375,357	0.57	14,615,394	2.43
Total	$589,830,716	100.00%	$600,468,963	100.00%

Fair Value:
Northeast U.S.	$193,364,260	34.22%	$208,857,837	36.41%
Southwest U.S.	110,217,888	19.50	124,470,758	21.70
Southeast U.S.	92,196,223	16.31	76,053,964	13.26
Midwest U.S.	90,013,163	15.93	65,672,577	11.45
West U.S.	72,050,785	12.75	85,344,025	14.88
Northwest	3,920,405	0.69	—	—
International	3,415,529	0.60	13,205,220	2.30
Total	$565,178,253	100.00%	$573,604,381	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of June 30, 2017 and September 30, 2016 was as follows:

	June 30, 2017		September 30, 2016
Cost:
Internet software & services	$119,991,520	20.33%	$132,462,581	22.07%
Healthcare services	72,592,348	12.31	88,865,063	14.80
Multi-sector holdings	71,117,506	12.06	71,117,506	11.84
Advertising	57,394,928	9.73	48,396,135	8.06
Diversified support services	36,526,847	6.19	19,714,868	3.28
Application software	33,837,406	5.74	32,100,672	5.35
Security & alarm services	21,697,157	3.68	17,835,147	2.97
IT consulting & other services	20,577,066	3.49	8,811,481	1.47
Research & consulting services	17,033,134	2.89	17,128,420	2.85
Specialized finance	15,341,758	2.60	—	—
Industrial machinery	12,829,633	2.18	3,826,203	0.64
Commercial printing	11,885,584	2.02	5,912,694	0.98
Integrated telecommunication services	11,317,382	1.92	24,385,644	4.06
Food retail	10,084,378	1.71	6,889,930	1.15
Data processing & outsourced services	9,811,928	1.66	9,835,238	1.64
Pharmaceuticals	9,092,205	1.54	9,162,870	1.53
Computer & Electronics Retail	7,427,113	1.26	—	—
Human resources & employment services	6,656,896	1.13	—	—
Personal products	6,546,481	1.11	1,285,383	0.21
Aerospace & defense	6,468,283	1.10	—	—
Environmental & facilities services	6,353,976	1.08	6,391,836	1.06
Food distributors	5,600,780	0.95	5,711,496	0.95
Specialty Stores	5,428,269	0.92	—	—
Casinos & gaming	4,975,301	0.84	—	—
Fertilizers & agricultural chemicals	3,271,743	0.55	3,522,668	0.59
Hypermarkets & super centers	3,003,703	0.51	—	—
Specialized consumer services	1,664,536	0.28	22,605,271	3.76
Computer hardware	1,302,855	0.22	3,956,802	0.66
Construction and engineering	—	—	5,907,850	0.98
Education services	—	—	15,262,322	2.54
Electronic equipment & instruments	—	—	10,942,464	1.82
Diversified capital markets	—	—	8,685,189	1.45
Wireless telecommunication services	—	—	5,719,729	0.95
Restaurants	—	—	5,000,000	0.83
Healthcare technology	—	—	4,856,420	0.81
Oil & gas equipment & services	—	—	4,177,081	0.70
Total	$589,830,716	100.00%	$600,468,963	100.00%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017		September 30, 2016
Fair Value:
Internet software & services	$115,091,358	20.35%	$119,438,318	20.82%
Healthcare services	63,405,427	11.22	83,972,780	14.64
Multi-sector holdings	61,614,406	10.90	63,316,667	11.04
Advertising	54,581,012	9.66	48,684,948	8.49
Diversified support services	36,965,673	6.54	19,597,622	3.42
Application software	33,552,545	5.94	32,405,166	5.65
Security & alarm services	22,061,646	3.90	17,865,123	3.11
IT consulting & other services	20,641,367	3.65	8,884,236	1.55
Research & consulting services	17,551,922	3.11	17,162,244	2.99
Specialized finance	15,468,031	2.74	—	—
Industrial machinery	12,865,193	2.28	3,778,376	0.66
Commercial printing	12,143,240	2.15	5,929,733	1.03
Integrated telecommunication services	11,435,429	2.02	24,637,968	4.30
Food retail	10,267,090	1.82	7,011,442	1.22
Data processing & outsourced services	9,835,450	1.74	9,820,000	1.71
Pharmaceuticals	9,034,233	1.60	9,033,850	1.57
Computer & Electronics Retail	7,585,950	1.34	—	—
Human resources & employment services	6,656,896	1.18	—	—
Personal products	6,607,003	1.17	1,290,310	0.22
Aerospace & defense	6,581,250	1.16	—	—
Environmental & facilities services	6,454,909	1.14	6,540,239	1.14
Food distributors	5,585,624	0.99	5,623,604	0.98
Specialty Stores	5,443,695	0.96	—	—
Casinos & gaming	5,041,425	0.89	—	—
Hypermarkets & super centers	2,914,995	0.52	—	—
Fertilizers & agricultural chemicals	2,776,762	0.49	3,377,146	0.59
Specialized consumer services	1,673,504	0.30	22,538,791	3.93
Computer hardware	1,342,218	0.24	3,903,567	0.68
Construction and engineering	—	—	5,768,770	1.01
Education services	—	—	15,293,164	2.67
Electronic equipment & instruments	—	—	10,912,302	1.90
Diversified capital markets	—	—	8,763,486	1.53
Restaurants	—	—	4,985,425	0.87
Healthcare technology	—	—	4,747,016	0.83
Wireless telecommunication services	—	—	4,231,659	0.74
Oil & gas equipment & services	—	—	4,090,429	0.71
Total	$565,178,253	100.00%	$573,604,381	100.00%

The Company's investments are generally in middle market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value at June 30, 2017 and September 30, 2016, which is as follows:

	June 30, 2017	September 30, 2016
FSFR Glick JV LLC	10.9%	11.0%

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. Details of investment income of FSFR Glick JV LLC for the three and nine months ended June 30, 2017 and June 30, 2016 are as follows:

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$1,031,956	8.5%	$2,051,422	15.6%

	Nine months ended June 30, 2017		Nine months ended June 30, 2016
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$4,018,138	11.6%	$5,694,441	14.2%

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle market companies. The Company co-invests in these securities with GF Equity Funding through its investment in FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of the Company and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of June 30, 2017 and September 30, 2016, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of June 30, 2017 and September 30, 2016, FSFR Glick JV had total assets of $145.2 million and $201.1 million, respectively. As of June 30, 2017, the Company's investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $61.6 million in aggregate, at fair value. As of September 30, 2016, the Company's investment consisted of LLC equity interests and Subordinated Notes of $63.3 million in aggregate, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 28 and 36 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of June 30, 2017 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
As of June 30, 2017 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million in aggregate commitments were funded as of June 30, 2017 and September 30, 2016, of which $71.1 million was from the Company. As of June 30, 2017 and September 30, 2016, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.7 million was unfunded. As of June 30, 2017 and September 30, 2016, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both June 30, 2017 and September 30, 2016. Prior to June 29, 2017, this credit facility was with Credit Suisse AG, Cayman Islands Branch. On June 29, 2017, this credit facility was assigned to Deutsche Bank AG, New York Branch. Borrowings under the Deutsche Bank facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

month LIBOR plus 2.5% per annum with no LIBOR floor as of June 30, 2017 and September 30, 2016. Under the Deutsche Bank facility, $71.9 million and $124.6 million of borrowings were outstanding as of June 30, 2017 and September 30, 2016, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Senior secured loans (1)	$135,539,080	$194,346,557
Weighted average current interest rate on senior secured loans (2)	6.97%	7.08%
Number of borrowers in FSFR Glick JV	28	36
Largest loan exposure to a single borrower (1)	$11,286,839	$12,641,009
Total of five largest loan exposures to borrowers (1)	$43,022,071	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Portfolio as of June 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,392,766	$2,392,766	$2,392,766
	Healthcare services	119,910.76 Class B Preferred Units				119,911	—
	Healthcare services	368.96 Class A Common Units				2,174,034	—
Total Ameritox Ltd					2,392,766	4,686,711	2,392,766
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	11,286,839	11,232,878	11,258,621
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	6,295,858	6,238,542	6,350,947
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash 2% PIK	6,844,354	6,647,537	3,924,508
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	8,722,150	8,722,150	8,679,432
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,984,694	2,974,579	2,995,886
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,228,728	8,208,051	8,095,011
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+4.5% (1% floor) cash	3,534,319	3,537,504	3,558,300
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,080,538	2,078,879	1,921,897
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,023,994	2,004,237	1,696,107
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	3,886,031	3,890,747	3,894,133
Auction.com, LLC (3)	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,910,000	3,900,642	3,949,100
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7,940,000	7,803,303	7,860,600
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,137,000	4,107,835	4,074,945
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,683,704	3,670,899	3,708,274
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,199,601	5,182,383	5,147,605
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,930,789	3,046,787
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5.75% (1% floor) cash	6,006,223	5,943,606	5,816,036
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,402,500	6,352,245	6,418,506
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,930,000	3,884,887	3,964,993
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,940,204	3,921,350	3,900,802
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,926,424	4,796,594	4,938,740
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,834,901	1,833,006	1,836,241
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,925,000	4,882,719	4,885,660
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,750,000	3,701,693	3,774,781
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,068,267	4,018,077	4,097,271
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	4,962,500	4,949,937	4,969,745
MHE Intermediate Holdings, LLC	Diversified support services	First Lien Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	4,239,375	4,157,660	4,205,862
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	403,110	369,463	403,110
Total MHE International Holdings, LLC					4,642,485	4,527,123	4,608,972
Total Portfolio Investments					$135,539,080	$136,628,903	$131,766,666

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________
(1) Represents the current interest rate as of June 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2017 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and FSFR Glick JV as of June 30, 2017.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(5) This investment was on PIK non-accrual status as of June 30, 2017.

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
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(5) This investment was on cash non-accrual status as of September 30, 2016.

The cost and fair value of the Company's aggregate investment in FSFR Glick JV was $71.1 million and $61.6 million, respectively, as of June 30, 2017 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and nine months ended June 30, 2017, the Company earned interest income of $1.5 million and $4.3 million on its investment in the Subordinated Notes, respectively. For the three and nine months ended June 30, 2016, the Company earned interest income of $1.4 million and $3.7 million on its investment in the Subordinated Notes, respectively. The Company did not earn dividend income for the three months ended June 30, 2017 with respect to its LLC equity interests. The Company earned dividend income of $0.2 million for the nine months ended June 30, 2017 with respect to its LLC equity interests. In addition, the Company reversed $0.4 million of dividend income previously recorded in prior periods during the three and nine months ended June 30, 2017 with respect to its LLC equity interests since the Company determined that such dividend receivable balance may no longer be collectible. The Company earned dividend income of $0.7 million and $2.0 million, respectively, for the three and nine months ended June 30, 2016 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for FSFR Glick JV as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and June 30, 2016:

	June 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2017: $136,628,903; cost September 30, 2016: $194,624,798)	$131,766,666	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	7,257,936	980,605
Restricted cash	2,314,937	3,343,303
Receivable from unsettled transactions	1,968,738	952,591
Due from portfolio companies	22,500	—
Other assets	1,862,916	2,162,942
Total assets	$145,193,693	$201,133,086

Senior credit facility payable	$71,881,939	$124,615,636
Subordinated notes payable at fair value (proceeds June 30, 2017 and September 30, 2016: $73,149,434)	70,416,214	65,012,167
Other liabilities	2,895,540	4,196,688
Total liabilities	$145,193,693	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$145,193,693	$201,133,086

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Selected Statements of Operations Information:
Interest income	$2,490,873	$3,732,459	$8,824,724	$10,606,543
PIK interest income	18,010	15,373	53,620	15,373
Fee income	31,496	5,687	150,328	93,028
Total investment income	2,540,379	3,753,519	9,028,672	10,714,944
Interest expense	2,722,468	2,850,832	8,274,454	7,895,486
Other expenses	47,636	58,600	181,656	182,177
Total expenses (1)	2,770,104	2,909,432	8,456,110	8,077,663
Net unrealized appreciation (depreciation)	(726,406)	4,030,887	(4,349,628)	2,170,718
Realized loss on investments	(9,893)	(3,098,475)	(3,873,454)	(3,098,475)
Net income (loss)	$(966,024)	$1,776,499	$(7,650,520)	$1,709,524
__________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under ASC 825. The Subordinated Notes are valued based on the total assets less the liabilities senior to the subordinated notes of FSFR Glick JV under the enterprise value approach.
During the three and nine months ended June 30, 2017, the Company did not sell any senior secured debt investments to FSFR Glick JV. During the three months ended June 30, 2016, the Company sold $18.2 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $18.2 million cash consideration. The Company realized a loss of $0.1 million on these transactions. During the nine months ended June 30, 2016, the Company sold $41.2 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $40.0 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. The Company realized a loss of $0.4 million on these transactions.

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
For the three and nine months ended June 30, 2017, the Company recorded total fee income of $0.5 million, $0.1 million of which was recurring in nature, and $1.2 million, $0.4 million of which was recurring in nature, respectively. For the three and nine months ended June 30, 2016, the Company recorded total fee income of $0.8 million, $0.2 million of which was recurring in nature, and $2.9 million, $0.5 million of which was recurring in nature, respectively.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$139,198	$916,059	$5,696,300	$(13,050,566)
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$ 0.00	$0.03	$0.19	$(0.44)
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
For income tax purposes, the Company estimates that its distributions for the 2017 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2017 calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the dividend distributions per share that our Board of Directors has paid, including shares issued under our DRIP on our common stock during the nine months ended June 30, 2017 and June 30, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Total for the nine months ended June 30, 2017				$0.605	$17,618,653	23,792	$208,742

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,101,445	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,093,278	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,115,444	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,148,928	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,177,085	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,175,431	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,174,974	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,176,513	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,163,126	5,822	46,881
Total for the nine months ended June 30, 2016				$0.675	$19,326,224	68,534	$563,844
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding
Common Stock Offering
There were no common stock offerings during the three and nine months ended June 30, 2017 and June 30, 2016.
Note 6. Borrowings
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (as amended, the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends January 15, 2018 and the Citibank facility will mature on January 15, 2020. See "Note 14 - Subsequent Events." The Citibank facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
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
As of June 30, 2017 and September 30, 2016, the Company had $73.7 million and $107.4 outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.447% and 2.770% for the nine months ended June 30, 2017 and June 30, 2016, respectively. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.9 million and $3.3 million, respectively, related to the Citibank facility. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $1.0 million and $3.1 million, respectively, related to the Citibank facility.
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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2017, the Company had $13.0 million outstanding under the East West Bank facility. As of September 30, 2016, the Company had no borrowings outstanding under the East West Bank facility. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.579% for the nine months ended June 30, 2017. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.202% for the period from January 6, 2016 through June 30, 2016. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank facility. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank Facility.
2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million debt securitization ("2015 Debt Securitization") consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd. (the "2015 Issuer"), a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum, collectively, the "Class A Notes;" and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's June 30, 2017 Consolidated Statements of Assets and Liabilities as notes payable. As of June 30, 2017, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

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

As of June 30, 2017, there were 56 investments in portfolio companies with a total fair value of $275.9 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and nine months ended June 30, 2017 and June 30, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Interest expense	$1,472,696	$1,179,015	$4,200,225	$3,448,626
Loan administration fees	16,992	17,488	51,480	61,941
Amortization of debt issuance costs	72,526	72,526	217,578	217,578
Total interest and other debt financing expenses	$1,562,214	$1,269,029	$4,469,283	$3,728,145
Cash paid for interest expense	$1,394,676	$1,188,596	$3,976,651	$3,891,220
Annualized average interest rate	3.138%	2.528%	2.992%	2.528%
Average outstanding balance	$181,300,000	$182,380,887	$180,433,333	$182,380,887

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and nine months ended June 30, 2017 is as follows:

				Three months ended June 30, 2017		Nine months ended June 30, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.9551%	180		$888,861	$935,602	$2,546,066	$2,671,836
Class A-S Notes	3.2551%	210	(1)	226,329	237,329	611,455	675,598
Class A-R Notes	2.9551%	180	(2)	50,000	60,414	152,222	161,525
Class B Notes	3.8051%	265		229,486	239,351	666,908	691,266
Class C Notes	4.4051%	325	(3)	—	—	—	—
Total				$1,394,676	$1,472,696	$3,976,651	$4,200,225
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

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$1,800,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 2.10%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.

     The proceeds of the private placement of the Class A Notes and the Class B Notes of the 2015 Issuer, net of debt issuance costs, were used to fund a portion of the 2015 Issuer's loan origination activities and for general corporate purposes. The creditors of the 2015 Issuer have received security interests in the assets owned by the 2015 Issuer and such assets are not intended to be available to the creditors of the Company (or any other affiliate of the Company). As part of the 2015 Debt Securitization, the Company entered into master loan sale agreements under which the Company agreed to directly or indirectly sell or contribute certain senior secured debt investments (or participation interests therein) to the 2015 Issuer, and to purchase or otherwise acquire the Subordinated 2015 Notes, as applicable. The 2015 Notes are the secured obligations of the 2015 Issuer and the indenture governing the 2015 Notes includes customary covenants and events of default. The 2015 Debt Securitization requires the Company to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings

See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.

As of September 30, 2016, secured borrowings at fair value totaled $5.0 million and the fair value of the investment that is associated with these secured borrowings was $5.0 million. These secured borrowings were the result of the Company's completion of a loan sale of a senior secured debt investment that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and this loan sale was treated as a secured borrowing. No secured borrowings were outstanding as of June 30, 2017.

During the three months ended December 31, 2016, the Company repaid the $5.0 million of secured borrowings in connection with the sale of the investment associated with these secured borrowings.
Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

    Accumulated PIK interest activity for the nine months ended June 30, 2017 and June 30, 2016 was as follows:

	Nine months ended June 30, 2017	Nine months ended June 30, 2016
PIK balance at beginning of period	$88,839	$—
Gross PIK interest accrued	400,785	105,288
PIK income reserves (1)	(215,489)	—
PIK interest received in cash	—	—
Loan exits and other PIK adjustments	—	—
PIK balance at end of period	$274,135	$105,288
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of each of June 30, 2017, September 30, 2016 and June 30, 2016, there was one investment on which the Company stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2017, September 30, 2016 and June 30, 2016 were as follows:

	June 30, 2017				September 30, 2016				June 30, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$557,719,818	97.48%	$552,637,962	98.59%	$563,757,229	96.74%	$552,114,644	98.72%	$601,521,703	98.75%	$583,433,721	99.79%
PIK non-accrual (paying) (1)	14,411,438	2.52	7,921,674	1.41	—	—	—	—	7,605,257	1.25	1,200,000	0.21
Cash non-accrual (nonpaying) (2)	—	—	—	—	19,027,017	3.26	7,156,160	1.28	—	—	—	—
Total	$572,131,256	100.00%	$560,559,636	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$609,126,960	100.00%	$584,633,721	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of June 30, 2017, September 30, 2016 and June 30, 2016 was as follows:
:

	June 30, 2017	September 30, 2016	June 30, 2016
Answers Corporation (2)	—	Cash non-accrual (1)	PIK non-accrual (1)
Metamorph US 3, LLC	PIK non-accrual (1)	—	—

  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)
As of June 30, 2017, the Company no longer held the first and second lien term loans in this investment. As of September 30, 2016, the Company's investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status. As of June 30, 2016, only the Company's investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status.

Income non-accrual amounts for the three and nine months ended June 30, 2017 and June 30, 2016 are presented in the following table.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Cash interest income	$36,512	$50,277	$871,220	$1,008,423
PIK interest income	71,636	—	215,489	—
OID income	3,814	13,816	83,979	41,447
Total	$111,962	$64,093	$1,170,688	$1,049,870

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
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2017:

	Three months ended June 30, 2017	Nine months ended June 30, 2017
Net increase in net assets resulting from operations	$139,198	$5,696,300
Net unrealized appreciation (depreciation) on investments and secured borrowings	5,802,804	(2,197,544)
Book/tax difference due to deferred loan fees	(239,305)	(239,305)
Book/tax difference due to capital losses not recognized	(11,535)	13,401,975
Other book/tax differences	420,192	232,722
Taxable/Distributable Income (1)	$6,111,354	$16,894,148

__________________

(1)
The Company's taxable income for the three and nine months ended June 30, 2017 is an estimate and will not be finally determined until the Company files its tax return for the fiscal and taxable year ending September 30, 2017. Therefore, the final taxable income may be different than the estimate.

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
The Company is permitted to carry forward net capital losses, if any, incurred in taxable years beginning after December 22, 2010 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the capital losses incurred in taxable years ended prior to the Company's tax year ended September 30, 2011, which are subject to an expiration date. As a result of this ordering rule, capital loss carryforwards from the Company's tax year ended prior to its tax year ended September 30, 2011 may be more likely to expire unused.
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
Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company's determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
A summary of the Company's recorded investment realization events during the nine months ended June 30, 2017 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	TrialCard Incorporated	Debt	$ 9.9 million	$—	Full payoff
November 2016	Blackhawk Specialty Tools, LLC	Debt	4.2 million	—	Full payoff
November 2016	NXT Capital, LLC	Debt	8.7 million	—	Full payoff
November 2016	The Active Network, Inc. (a)	Debt	2.4 million	—	Full payoff
November 2016	Fineline Technologies, Inc.	Debt	10.5 million	—	Full payoff
November 2016	Legalzoom.com, Inc. (a)	Debt	20.1 million	—	Full payoff
December 2016	Aptean, Inc.	Debt	1.2 million	—	Full payoff
December 2016	Too Faced Cosmetics, LLC	Debt	1.3 million	—	Full payoff
February 2017	Vitera Healthcare Solutions, LLC	Debt	4.7 million	—	Full payoff
February 2017	TV Borrower US, LLC (a)	Debt	9.1 million	—	Full payoff
February 2017	Teaching Strategies, LLC	Debt	15.1 million	—	Full payoff
February 2017	AF Borrower, LLC	Debt	1.1 million	0.1 million	Full payoff
February 2017	CRGT Inc.	Debt	3.2 million	—	Full payoff
February 2017	Onvoy Merger Sub, LLC	Debt	10.2 million	—	Full payoff
March 2017	NAVEX Global, Inc.	Debt	5.0 million	—	Full payoff
May 2017	Hill International, Inc.	Debt	5.9 million	—	Full payoff
May 2017	Baart Programs, Inc. (a)	Debt	8.3 million	—	Full payoff
June 2017	ConvergeOne Holdings Corp. (a)	Debt	5.3 million	—	Full payoff
June 2017	Idera, Inc.	Debt	17.3 million	—	Full payoff
$ 0.1 million
__________

(a)	The Company also received prepayment fees in connection with the exit of these portfolio investments.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended June 30, 2017, the Company received cash payments of $26.9 million in connection with syndications and sales of debt investments and recorded a net realized loss of $13.5 million, including a realized loss of $13.4 million from the sale of the Company's investment in the first and second lien term loans of Answers Corporation.
A summary of the Company's recorded investment realization events during the nine months ended June 30, 2016 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Reliant Hospital Partners, LLC	Debt	$ 7.4 million	$—	Full payoff
October 2015	Idera, Inc.	Debt	16.8 million	—	Full payoff
October 2015	Novetta Solutions, LLC	Debt	5.7 million	—	Full payoff
December 2015	All Web Leads, Inc.	Debt	17.6 million	—	Full payoff
January 2016	TWCC Holding Corp.	Debt	6.4 million	—	Full payoff
February 2016	B&H Education Inc.	Debt	1.4 million	(4.3 million)	Partial payoff
March 2016	Pacific Architects and Engineers Incorporated	Debt	3.4 million	—	Full payoff
April 2016	Ameritox Ltd.	Debt	12.6 million	(8.7 million)	Restructuring
May 2016	Accruent, LLC	Debt	20.8 million	—	Full payoff
June 2016	GTCR Valor Companies, Inc.	Debt	13.3 million	—	Partial payoff
$ (13.0 million)
During the nine months ended June 30, 2016, the Company received cash payments of $139.3 million in connection with syndications and sales of debt investments and recorded a net realized loss of $0.4 million.
For the nine months ended June 30, 2017 and June 30, 2016, the Company recorded net unrealized appreciation (depreciation) of $2.2 million and $(18.6) million, respectively. For the nine months ended June 30, 2017, this consisted of $11.7 million of net reclassifications to realized loss (resulting in unrealized appreciation), offset by $3.0 million of net unrealized depreciation on debt investments and $6.5 million of net unrealized depreciation on equity investments.
For the nine months ended June 30, 2016, this consisted of $17.2 million of net unrealized depreciation on debt investments and $3.1 million of net unrealized depreciation on equity investments, offset by $1.7 million of net reclassifications to realized loss (resulting in unrealized appreciation).

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

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2017, base management fees (net of waivers, if any) were $1.4 million and $4.2 million, respectively. For the three and nine months ended June 30, 2016, base management fees (net of waivers, if any) were $1.5 million and $4.6 million, respectively.
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
For the three and nine months ended June 30, 2017, the Part I incentive fee was $1.1 million and $2.4 million, respectively. For the three and nine months ended June 30, 2016, the Part I incentive fee was $1.2 million and $3.7 million, respectively.
The second part ("Part II incentive fee" or "capital gain incentive fee") of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the nine months ended June 30, 2017 and June 30, 2016, there was no Part II incentive fee. From inception to date, the Company has paid aggregate Part II incentive fees of approximately $0.1 million.
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
As of June 30, 2017 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $2.2 million and $3.0 million, respectively, reflecting the unpaid portion of the base management fee and incentive fees payable to the Investment Adviser.

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
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT LLC, a wholly-owned subsidiary of the Investment Adviser ("FSC CT"), under substantially similar terms as its prior administration agreement with FSC CT, Inc. Under the administration agreement, FSC CT provides administrative services for the Company, including providing the Company with office facilities, including its principal executive offices, and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. FSC CT may also provide, on behalf of the Company, managerial assistance to its portfolio companies. For providing these services, facilities and personnel, the Company reimburses FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent, the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. The Company utilizes office space in Greenwich, CT that is leased by FSC CT from an affiliate controlled by the chief executive officer of the Investment Adviser and FSC CT, Mr. Leonard M. Tannenbaum. The Company also utilizes additional office space that is leased by affiliates of the Investment Adviser and FSC CT in Chicago, IL. Any reimbursement for a portion of the rent at this location is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three and nine months ended June 30, 2017, the Company accrued administrative expenses of $0.4 million and $1.4 million, respectively, including $0.3 million and $0.9 million of general and administrative expenses, respectively. For the three and nine months ended June 30, 2016, the Company accrued administrative expenses of $0.3 million, including $0.2 million of general and administrative expenses, and $0.9 million, including $0.5 million of general and administrative expenses, respectively. As of each of June 30, 2017 and September 30, 2016, $0.4 million was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
Common stock held by FSAM and Principals
As of June 30, 2017, a subsidiary of FSAM held 2,677,519 shares of the Company's common stock, which represents approximately 9.1% of the Company's common stock outstanding. As of June 30, 2017, Mr. Tannenbaum directly and indirectly held 5,249,026 shares of the Company's common stock, which represents approximately 17.8% of the Company's common stock outstanding.

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Net asset value at beginning of period	$10.83	$11.18	$11.06	$12.11
Net investment income (5)	0.20	0.21	0.57	0.64
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	(0.20)	0.12	0.07	(0.63)
Net realized gain (loss) on investments (5)	0.01	(0.29)	(0.44)	(0.45)
Distributions to stockholders (5)	(0.19)	(0.23)	(0.61)	(0.68)
Net asset value at end of period	$10.65	$10.99	$10.65	$10.99
Per share market value at beginning of period	$8.82	$7.93	$8.56	$8.73
Per share market value at end of period	$8.15	$7.96	$8.15	$7.96
Total return (1)	(5.42)%	3.25%	2.01%	(0.82)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$319,157,787	$329,580,431	$325,829,394	$356,807,103
Net assets at end of period	$313,698,299	$323,866,469	$313,698,299	$323,866,469
Average net assets (2)	$318,305,291	$326,522,054	$320,109,788	$335,051,091
Ratio of net investment income to average net assets (3)	7.47%	7.57%	7.06%	7.53%
Ratio of total expenses to average net assets (excluding base management fee waiver and insurance recovery) (3)	7.86%	8.54%	7.56%	8.46%
Ratio of net expenses to average net assets (3)	7.86%	8.54%	7.46%	8.46%
Ratio of portfolio turnover to average investments at fair value	7.39%	8.12%	26.60%	23.12%
Weighted average outstanding debt (4)	$275,584,273	$297,089,437	$269,448,668	$304,125,103
Average debt per share (5)	$9.35	$10.08	$9.14	$10.32
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

Note 13. Commitments and Contingencies

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Finance Corp. (“FSC”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of the Investment Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain previously disclosed FSC and FSAM securities class actions and FSC derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSC, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and FSC, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
During the three months ended December 31, 2016, the Company received insurance reimbursements related to previously incurred legal professional fees of approximately $0.3 million.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2017 and September 30, 2016, off-balance sheet arrangements consisted of $47.4 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of June 30, 2017 and September 30, 2016 is shown in the table below:

	June 30, 2017	September 30, 2016
FSFR Glick JV LLC	$16,382,494	$16,382,494
MHE Intermediate Holdings	8,190,816	—
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	3,458,537
Motion Recruitment Partners LLC	2,900,000	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,200,000	1,800,000
Impact Sales, LLC	1,078,125	—
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
Systems Inc.	600,000	—
My Alarm Center, LLC	372,599	1,212,472
Valet Merger Sub, Inc.	333,333	333,333
Sailpoint Technologies, Inc.	300,000	200,000
OBHG Management Services, LLC	100,000	100,000
Ministry Brands, LLC	100,000	—
Accruent, LLC	85,000	85,000
4 Over International, LLC	68,452	68,452
TIBCO Software, Inc.	—	5,300,000
Baart Programs, Inc.	—	1,000,000
Legalzoom.com, Inc.	—	2,607,018
Teaching Strategies, LLC	—	2,400,000
Dynatect Group Holdings, Inc.	—	1,800,000
TrialCard Incorporated	—	850,000
Total	$47,442,946	$52,770,896

Note 14. Subsequent Events
The Company's management evaluates subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2017.
Asset Purchase Agreement

FIFTH STREET SENIOR FLOATING RATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2017, the Investment Adviser entered into an asset purchase agreement (the “Purchase Agreement”), with Oaktree Capital Management, L.P. (“Oaktree”) and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P. Upon closing of the transactions contemplated by the Purchase Agreement (the “Transaction”), Oaktree would become the investment adviser to each of the Company and Fifth Street Finance Corp. (“FSC”) and Oaktree would pay gross cash consideration of $320 million to the Investment Adviser. The closing of the Transaction would result in an assignment for purposes of the 1940 Act of the current investment advisory agreement between the Company and the Investment Adviser and, as a result, its immediate termination.
The closing of the Transaction is conditioned on, among other things: (i) the approval of a new investment advisory agreement between the Company and Oaktree by the Company’s stockholders; (ii) the approval of a new investment advisory agreement by the stockholders of FSC; (iii) the election to the Company’s Board of Directors of five new directors by the Company’s stockholders; (iv) the election to the board of directors of FSC of five new directors by FSC’s stockholders; (v) the approval of the Transaction by the stockholders of FSAM; and (vi) the receipt of any required regulatory and other approvals. The Company has scheduled a special meeting of its stockholders for September 7, 2017 to consider a proposal to approve a new investment advisory agreement between the Company and Oaktree and, contingent upon approval of such proposal, the election of five new director nominees to the Company’s board of directors. Beneficial owners holding approximately 26.9% of the Company’s outstanding stock, including Leonard M. Tannenbaum, the chief executive officer of the Investment Adviser, and a subsidiary of FSAM have agreed to vote in favor of the proposals at the special meeting and take certain other actions at the direction of Oaktree.
In connection with the Transaction and due to a closing condition related to the election of five new directors, on July 13, 2017, each of Messrs. Bernard D. Berman, James Castro-Blanco, Richard P. Dutkiewicz, Alexander C. Frank and Jeffrey R. Kay executed resignation letters pursuant to which each will resign as a member of the Company’s Board of Directors contingent upon and effective as of the closing of the Transaction. In addition, each of Mr. Berman, the Company’s Chief Executive Officer, Mr. Steven Noreika, the Company’s Chief Financial Officer, and Ms. Kerry Acocella, the Company’s Secretary and Chief Compliance Officer, is expected to resign from his or her respective roles as officers of the Company effective upon closing of the Transaction.
In connection with the Transaction, each of the Company and GF Equity Funding, in their capacity as members of Glick JV, consented to the assignment by FSC CT of the administrative and loan services agreement between Glick JV and FSC CT to Oaktree Fund Administration, LLC, an affiliate of Oaktree, effective upon the closing of the Transaction.
Citibank Amendment
In connection with the Transaction, on July 13, 2017, the Company entered into an amendment (the “Citibank Amendment”) to its revolving credit facility (the “Citibank facility”) that amends the Loan and Security Agreement, dated as of January 15, 2015, by and among the Company, as the collateral manager and as the seller, FS Senior Funding II LLC, as the borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as the sole lender (as amended, the “Citibank Agreement”). Under the Citibank Amendment, certain events of default that would result from the closing of the Transaction are waived and the ability to borrow amounts under the Citibank facility for investment was revised to require the consent of the lenders prior to the closing of the Transaction and completion of satisfactory due diligence by the lenders on Oaktree. In addition, the Citibank Amendment provides that if the closing of the Transaction does not occur by December 31, 2017, the reinvestment period for the Citibank facility would terminate and the Company would be required to pay down any amounts outstanding under the Citibank facility as set forth in the Citibank Amendment.

Schedule 12-14
Fifth Street Senior Floating Rate Corp.
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2017

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2017
Control Investments
FSFR Glick JV LLC
Subordinated Note, LIBOR+8% cash due 10/20/2021	$4,250,910	$56,885,646	$4,963,382	$(234,622)	$61,614,406
87.5% LLC equity interest (5)	(232,772)	6,431,021	—	(6,431,021)	—
Total Control Investments	$4,018,138	$63,316,667	$4,963,382	$(6,665,643)	$61,614,406

Affiliate Investments
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	$505,782	$6,342,286	$2,118,168	$(16,553)	$8,443,901
3,309,873.6 Class A Preferred Units	—	3,626,150	169,172	(460,951)	3,334,371
327,393.6 Class B Preferred Units	—	358,679	198,597	(557,276)	—
1,007.36 Class A Units	—	2,679,343	—	(2,679,343)	—
Total Affiliate Investments	$505,782	$13,006,458	$2,485,937	$(3,714,123)	$11,778,272

Total Control & Affiliate Investments	$4,523,920	$76,323,125	$7,449,319	$(10,379,766)	$73,392,678
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

•
the timing of any assignment of the current investment advisory agreement with Fifth Street Management LLC, or the Investment Adviser, and whether and when the new investment advisory agreement with Oaktree Capital Management, L.P., or Oaktree, will become effective;

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
We are externally managed by the investment adviser, a subsidiary of Fifth Street Asset Management Inc., or FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, or FSC CT, a subsidiary of our investment adviser, also provides certain administrative and other services necessary for us to operate.
Asset Purchase Agreement
On July 13, 2017, the Investment Adviser, entered into an asset purchase agreement, or the Purchase Agreement, with Oaktree and, for certain limited purposes, FSAM, the indirect, partial owner of the Investment Adviser, and Fifth Street Holdings L.P. Upon closing of the transactions contemplated by the Purchase Agreement, or the Transaction, Oaktree would become the investment adviser to each of us and Fifth Street Finance Corp., or FSC, and Oaktree would pay gross cash consideration of $320 million to the Investment Adviser. The closing of the Transaction would result in an assignment for purposes of the 1940 Act of the current investment advisory agreement between us and the Investment Adviser and, as a result, its immediate termination.
The closing of the Transaction is conditioned on, among other things: (i) the approval of a new investment advisory agreement between us and Oaktree by our stockholders; (ii) the approval of a new investment advisory agreement by the stockholders of FSC; (iii) the election to our Board of Directors of five new directors by our stockholders; (iv) the election to the board of directors of FSC of five new directors by FSC’s stockholders; (v) the approval of the Transaction by the stockholders of FSAM; and (vi) the receipt of any required regulatory and other approvals. We have scheduled a special meeting of our stockholders for September 7, 2017 to consider a proposal to approve a new investment advisory agreement between us and Oaktree and, contingent upon approval of such proposal, the election of five new director nominees to our board of directors. Beneficial owners holding approximately 26.9% of the Company’s outstanding stock, including Leonard M. Tannenbaum, the chief executive officer of the Investment Adviser, and a subsidiary of FSAM have agreed to vote in favor of the proposals at the special meeting and take certain other actions at the direction of Oaktree.
In connection with the Transaction and due to a closing condition related to the election of five new directors, on July 13, 2017, each of Messrs. Bernard D. Berman, James Castro-Blanco, Richard P. Dutkiewicz, Alexander C. Frank and Jeffrey R. Kay executed resignation letters pursuant to which each will resign as a member of our Board of Directors contingent upon and effective as of the closing of the Transaction. In addition, each of Mr. Berman, our Chief Executive Officer, Mr. Steven Noreika, our Chief Financial Officer, and Ms. Kerry Acocella, our Secretary and Chief Compliance Officer, is expected to resign from his or her respective roles as officers of us effective upon closing of the Transaction.
In connection with the Transaction, we and GF Equity Funding, in their capacity as members of Glick JV, consented to the assignment by FSC CT of the administrative and loan services agreement between Glick JV and FSC CT to Oaktree Fund Administration, LLC, an affiliate of Oaktree, effective upon the closing of the Transaction.
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

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments at June 30, 2017 and September 30, 2016 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of June 30, 2017, 29.4% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current quarter and two preceding fiscal years were as follows:

As of December 31, 2014	54.1%
As of March 31, 2015 (1)	32.1%
As of June 30, 2015	23.8%
As of September 30, 2015 (2)	76.5%
As of December 31, 2015	29.3%
As of March 31, 2016	25.0%
As of June 30, 2016	32.0%
As of September 30, 2016 (2)	73.5%
As of December 31, 2016	29.6%
As of March 31, 2017	30.1%
As of June 30, 2017	29.4%
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
As of June 30, 2017 and September 30, 2016, approximately 94.5% and 92.2%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, the portfolio company is likely to continue timely payment of its remaining interest. As of June 30, 2017, there was one investment on which we stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
To maintain our status as a RIC, income from PIK interest must be paid out to our stockholders as distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $0.3 million and $0.1 million as of June 30, 2017 and September 30, 2016, respectively. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2017	September 30, 2016
Cost:
Senior secured debt	86.14%	86.40%
Subordinated notes of FSFR Glick JV	10.85	10.66
LLC equity interests of FSFR Glick JV	1.21	1.18
Purchased equity	1.80	1.76
Equity grants	—	—
Total	100.00%	100.00%

	June 30, 2017	September 30, 2016
Fair value:
Senior secured debt	88.28%	87.58%
Subordinated notes of FSFR Glick JV	10.90	9.92
LLC equity interests of FSFR Glick JV	—	1.12
Purchased equity	0.82	1.36
Equity grants	—	0.02
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2017	September 30, 2016
Cost:
Internet software & services	20.33%	22.07%
Healthcare services	12.31	14.80
Multi-sector holdings	12.06	11.84
Advertising	9.73	8.06
Diversified support services	6.19	3.28
Application software	5.74	5.35
Security & alarm services	3.68	2.97
IT consulting & other services	3.49	1.47
Research & consulting services	2.89	2.85
Specialized finance	2.60	—
Industrial machinery	2.18	0.64
Commercial printing	2.02	0.98
Integrated telecommunication services	1.92	4.06
Food retail	1.71	1.15
Data processing & outsourced services	1.66	1.64
Pharmaceuticals	1.54	1.53
Computer & Electronics Retail	1.26	—
Human resources & employment services	1.13	—
Personal products	1.11	0.21
Aerospace & defense	1.10	—
Environmental & facilities services	1.08	1.06
Food distributors	0.95	0.95
Specialty Stores	0.92	—
Casinos & gaming	0.84	—
Fertilizers & agricultural chemicals	0.55	0.59
Hypermarkets & super centers	0.51	—
Specialized consumer services	0.28	3.76
Computer hardware	0.22	0.66
Construction and engineering	—	0.98
Education services	—	2.54
Electronic equipment & instruments	—	1.82
Diversified capital markets	—	1.45
Wireless telecommunication services	—	0.95
Restaurants	—	0.83
Healthcare technology	—	0.81
Oil & gas equipment & services	—	0.70
	100.00%	100.00%

	June 30, 2017	September 30, 2016
Fair value:
Internet software & services	20.35%	20.82%
Healthcare services	11.22	14.64
Multi-sector holdings	10.90	11.04
Advertising	9.66	8.49
Diversified support services	6.54	3.42
Application software	5.94	5.65
Security & alarm services	3.90	3.11
IT consulting & other services	3.65	1.55
Research & consulting services	3.11	2.99
Specialized finance	2.74	—
Industrial machinery	2.28	0.66
Commercial printing	2.15	1.03
Integrated telecommunication services	2.02	4.30
Food retail	1.82	1.22
Data processing & outsourced services	1.74	1.71
Pharmaceuticals	1.60	1.57
Computer & Electronics Retail	1.34	—
Human resources & employment services	1.18	—
Personal products	1.17	0.22
Aerospace & defense	1.16	—
Environmental & facilities services	1.14	1.14
Food distributors	0.99	0.98
Specialty Stores	0.96	—
Casinos & gaming	0.89	—
Hypermarkets & super centers	0.52	—
Fertilizers & agricultural chemicals	0.49	0.59
Specialized consumer services	0.30	3.93
Computer hardware	0.24	0.68
Construction and engineering	—	1.01
Education services	—	2.67
Electronic equipment & instruments	—	1.90
Diversified capital markets	—	1.53
Restaurants	—	0.87
Healthcare technology	—	0.83
Wireless telecommunication services	—	0.74
Oil & gas equipment & services	—	0.71
	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2017 and September 30, 2016:

Investment Ranking	June 30, 2017				September 30, 2016(2)
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$19,048,520	3.40%	2.33		$20,056,209	3.59%	3.80
2	492,886,292	87.93	4.00		519,618,113	92.91	4.20
3	40,703,150	7.26	NM	(1)	12,440,322	2.22	NM	(1)
4	7,921,674	1.41	NM	(1)	7,156,160	1.28	NM	(1)
Total	$560,559,636	100.00%	3.94		$559,270,804	100.00%	4.18
________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

(2)
Beginning as of December 31, 2016, we have revised our investment ranking scale to include only debt investments. Accordingly, in order to make the table comparative, we revised the investment ranking table as of September 30, 2016 to exclude equity investments.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. Any modifications to our loan agreements may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. As of each of June 30, 2017 and September 30, 2016, we had modified the payment terms of our investments in five portfolio companies.
Loans and Debt Securities on Non-Accrual Status
As of each of June 30, 2017, September 30, 2016 and June 30, 2016, there was one investment on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2017, September 30, 2016 and June 30, 2016 were as follows:

	June 30, 2017				September 30, 2016				June 30, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$557,719,818	97.48%	$552,637,962	98.59%	$563,757,229	96.74%	$552,114,644	98.72%	$601,521,703	98.75%	$583,433,721	99.79%
PIK non-accrual (paying) (1)	14,411,438	2.52	7,921,674	1.41	—	—	—	—	7,605,257	1.25	1,200,000	0.21
Cash non-accrual (nonpaying) (2)	—	—	—	—	19,027,017	3.26	7,156,160	1.28	—	—	—	—
Total	$572,131,256	100.00%	$560,559,636	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$609,126,960	100.00%	$584,633,721	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of June 30, 2017, September 30, 2016 and June 30, 2016 was as follows:

	June 30, 2017	September 30, 2016	June 30, 2016
Answers Corporation (2)	—	Cash non-accrual (1)	PIK non-accrual (1)
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
As of June 30, 2017, we no longer held the first and second lien term loans in this investment. As of September 30, 2016, our investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status. As of June 30, 2016, only our investment in the second lien term loan of the Answers Corporation was on PIK non-accrual status.

Income non-accrual amounts for the three and nine months ended June 30, 2017 and June 30, 2016 are presented in the following table.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Cash interest income	$36,512	$50,277	$871,220	$1,008,423
PIK interest income	71,636	—	215,489	—
OID income	3,814	13,816	83,979	41,447
Total	$111,962	$64,093	$1,170,688	$1,049,870
FSFR Glick JV LLC
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by an investment committee of FSFR Glick JV consisting of one representative of us and one representative of GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for the Subordinated Notes. As of June 30, 2017 and September 30, 2016, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
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
As of June 30, 2017 and September 30, 2016, FSFR Glick JV had total assets of $145.2 million and $201.1 million, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $61.6 million in aggregate, at fair value as of June 30, 2017. As of September 30, 2016, our investment consisted of LLC equity interests and Subordinated Notes of $63.3 million in aggregate, at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively. FSFR Glick JV's portfolio consisted of middle market and other corporate debt securities of 28 and 36 "eligible portfolio companies" (as defined in section 2(a)(46) of the 1940 Act) as of June 30, 2017 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
As of June 30, 2017 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million. $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.3 million in aggregate commitments was funded as of June 30, 2017 and September 30, 2016, of which $71.1 million was from us. As of June 30, 2017 and September 30, 2016, we had commitments to fund Subordinated Notes to FSFR Glick JV of

$78.8 million, of which $14.7 million was unfunded. As of June 30, 2017 and September 30, 2016, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Additionally, FSFR Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both June 30, 2017 and September 30, 2016. Prior to June 29, 2017, this credit facility was with Credit Suisse AG, Cayman Islands Branch. On June 29, 2017, this credit facility was assigned to Deutsche Bank AG, New York Branch. Borrowings under the Deutsche Bank facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of June 30, 2017 and September 30, 2016. Under the Deutsche Bank facility, $71.9 million and $124.6 million in borrowings were outstanding as of June 30, 2017 and September 30, 2016, respectively.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Senior secured loans (1)	$135,539,080	$194,346,557
Weighted average current interest rate on senior secured loans (2)	6.97%	7.08%
Number of borrowers in FSFR Glick JV	28	36
Largest loan exposure to a single borrower (1)	$11,286,839	$12,641,009
Total of five largest loan exposures to borrowers (1)	$43,022,071	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	$2,392,766	$2,392,766	$2,392,766
	Healthcare services	119,910.76 Class B Preferred Units				119,911	—
	Healthcare services	368.96 Class A Common Units				2,174,034	—
Total Ameritox Ltd.					2,392,766	4,686,711	2,392,766
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	11,286,839	11,232,878	11,258,621
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	6,295,858	6,238,542	6,350,947
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash 2% PIK	6,844,354	6,647,537	3,924,508
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	8,722,150	8,722,150	8,679,432
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	2,984,694	2,974,579	2,995,886
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	8,228,728	8,208,051	8,095,011
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+4.5% (1% floor) cash	3,534,319	3,537,504	3,558,300
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	2,080,538	2,078,879	1,921,897
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	2,023,994	2,004,237	1,696,107
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	3,886,031	3,890,747	3,894,133
Auction.com, LLC (3)	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	3,910,000	3,900,642	3,949,100
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7,940,000	7,803,303	7,860,600
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	4,137,000	4,107,835	4,074,945
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	3,683,704	3,670,899	3,708,274
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	5,199,601	5,182,383	5,147,605
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	3,000,000	2,930,789	3,046,787
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5.75% (1% floor) cash	6,006,223	5,943,606	5,816,036
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6,402,500	6,352,245	6,418,506
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	3,930,000	3,884,887	3,964,993
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	3,940,204	3,921,350	3,900,802
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	4,926,424	4,796,594	4,938,740
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	1,834,901	1,833,006	1,836,241
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	4,925,000	4,882,719	4,885,660
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	3,750,000	3,701,693	3,774,781
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	4,068,267	4,018,077	4,097,271
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	4,962,500	4,949,937	4,969,745
MHE Intermediate Holdings, LLC	Diversified support services	First Lien Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	4,239,375	4,157,660	4,205,862
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	403,110	369,463	403,110
Total MHE International Holdings, LLC					4,642,485	4,527,123	4,608,972
Total Portfolio Investments					$135,539,080	$136,628,903	$131,766,666

__________
(1) Represents the current interest rate as of June 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2017 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV at June 30, 2017.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(5) This investment was on PIK non-accrual status as of June 30, 2017.

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
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(5) This investment was on cash non-accrual status as of September 30, 2016.

The cost and fair value of our aggregate investment in FSFR Glick JV held by us was $71.1 million and $61.6 million, respectively, as of June 30, 2017 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and nine months ended June 30, 2017, we earned interest income of $1.5 million and $4.3 million on our investment in the Subordinated Notes, respectively. For the three and nine months ended June 30, 2016, we earned interest income of $1.4 million and $3.7 million on our investment in the Subordinated Notes, respectively. We did not earn dividend income for the three months ended June 30, 2017 with respect to our LLC equity interests. We earned dividend income of $0.2 million for the nine months ended June 30, 2017 with respect to our LLC equity interests. In addition, we reversed $0.4 million of dividend income previously recorded in prior periods during the three and nine months ended June 30, 2017 with respect to our LLC equity interests since we determined that such dividend payments may no longer be collectible. We earned dividend income of $0.7 million and $2.0 million, respectively, for the three and nine months ended June 30, 2016 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for FSFR Glick JV as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and June 30, 2016:

	June 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2017: $136,628,903; cost September 30, 2016: $194,624,798)	$131,766,666	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	7,257,936	980,605
Restricted cash	2,314,937	3,343,303
Receivable from unsettled transactions	1,968,738	952,591
Due from portfolio companies	22,500	—
Other assets	1,862,916	2,162,942
Total assets	$145,193,693	$201,133,086

Senior credit facility payable	$71,881,939	$124,615,636
Subordinated notes payable at fair value (proceeds June 30, 2017 and September 30, 2016: $73,149,434)	70,416,214	65,012,167
Other liabilities	2,895,540	4,196,688
Total liabilities	$145,193,693	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$145,193,693	$201,133,086

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Selected Statements of Operations Information:
Interest income	$2,490,873	$3,732,459	$8,824,724	$10,606,543
PIK interest income	18,010	15,373	53,620	15,373
Fee income	31,496	5,687	150,328	93,028
Total investment income	2,540,379	3,753,519	9,028,672	10,714,944
Interest expense	$2,722,468	$2,850,832	$8,274,454	$7,895,486
Other expenses	47,636	58,600	181,656	182,177
Total expenses (1)	2,770,104	2,909,432	8,456,110	8,077,663
Net unrealized appreciation (depreciation)	$(726,406)	$4,030,887	$(4,349,628)	$2,170,718
Realized loss on investments	(9,893)	(3,098,475)	(3,873,454)	(3,098,475)
Net income (loss)	$(966,024)	$1,776,499	$(7,650,520)	$1,709,524
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
During the three and nine months ended June 30, 2017, we did not sell any senior secured debt investments to FSFR Glick JV. During the three months ended June 30, 2016, we sold $18.2 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $18.2 million cash consideration. We realized a loss of $0.1 million on these transactions. During the nine months ended June 30, 2016, we sold $41.2 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $40.0 million cash consideration, $1.1 million of subordinated notes and $0.1 million of LLC equity interests. We realized a loss of $0.4 million on these transactions.

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
Comparison of the three and nine months ended June 30, 2017 and June 30, 2016
Total Investment Income
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
Total investment income for the three months ended June 30, 2017 and June 30, 2016 was $12.2 million and $13.1 million, respectively. For the three months ended June 30, 2017, this amount primarily consisted of $12.1 million of interest income from portfolio investments (which included $0.1 million of PIK interest) and $0.5 million of fee income, offset by a $0.4 million reversal of dividend income. For the three months ended June 30, 2016, this amount primarily consisted of $11.6 million of interest income from portfolio investments (which included $0.1 million of PIK interest), $0.8 million of fee income and $0.7 million of dividend income. The decrease of $0.9 million in our total investment income for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily attributable to lower average levels of outstanding debt investments.
Total investment income for the nine months ended June 30, 2017 and June 30, 2016 was $34.8 million and $40.2 million, respectively. For the nine months ended June 30, 2017, this amount primarily consisted of $33.8 million of interest income from portfolio investments (which included $0.2 million of PIK interest) and $1.2 million of fee income. For the nine months ended June 30, 2016, this amount primarily consisted of $35.3 million of interest income from portfolio investments, $2.9 million of fee income and $2.0 million of dividend income. The decrease of $5.5 million in our total investment income for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016, was primarily attributable to lower average levels of outstanding debt investments.
Expenses
Net expenses for the three months ended June 30, 2017 and June 30, 2016 were $6.2 million and $7.0 million, respectively. The decrease of $0.7 million in our net expenses for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to a $0.6 million decrease in professional fees due to proxy-related matters.
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the nine months ended June 30, 2017 and June 30, 2016 were $17.9 million and $21.3 million, respectively. The decrease of $3.4 million in our net expenses for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016, was primarily due to a $1.3 million decrease in Part I incentive fees payable to our investment adviser, which was attributable to a reduction of our interest-generating portfolio, and a $2.8 million decrease in professional fees (net of insurance recoveries) due to proxy-related matters, partially offset by a $1.1 million increase in interest expense attributable to lower levels of outstanding debt in the current period.
Net Investment Income
As a result of the $0.9 million decrease in total investment income, offset by the $0.7 million decrease in net expenses, net investment income for the three months ended June 30, 2017 reflected an approximate $0.2 million decrease, as compared to the three months ended June 30, 2016.
As a result of the $5.5 million decrease in total investment income, offset by the $3.4 million decrease in net expenses, net investment income for the nine months ended June 30, 2017 reflected an approximate $2.0 million decrease, as compared to the nine months ended June 30, 2016.

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
See Note 9 in the consolidated financial statements for more details regarding investment realization events for the nine months ended June 30, 2017 and June 30, 2016.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
See Note 9 in the consolidated financial statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the three and nine months ended June 30, 2017 and June 30, 2016.
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
For the nine months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents of $0.5 million. During that period, $41.4 million of cash was provided by operating activities, primarily consisting of $182.5 million of principal payments and proceeds from the sale of investments and cash activities related to $16.9 million of net investment income, partially offset by cash used to fund $182.2 million of investments and net revolvers. During the same period, cash used by financing activities was $41.9 million, primarily consisting of $20.8 million of net repayments under our credit facilities, $17.6 million of cash distributions paid to our stockholders and $5.0 million of repayments of secured borrowings.
For the nine months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents of $26.4 million. During that period, $21.2 million of cash was provided by operating activities, primarily consisting of $254.8 million of principal payments, PIK payments and proceeds from the sale of investments and cash activities related to $19.0 million of net investment income, partially offset by cash used to fund $260.1 million of investments and net revolvers. During the same period, cash used by financing activities was $47.5 million, primarily consisting of $20.8 million of net repayments under our credit facilities, $19.3 million of cash distributions paid to our shareholders and $6.4 million of net repayments of notes payable.
As of June 30, 2017, we had $26.9 million of cash and cash equivalents (including $7.7 million of restricted cash), portfolio investments (at fair value) of $565.2 million, $2.9 million of interest, dividends and fees receivable, $12.0 million of net payables from unsettled transactions, $86.7 million of borrowings outstanding under our revolving credit facilities, $179.5 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $47.4 million. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $2.4 million until such time as we submit required monthly reporting schedules. As of June 30, 2017, $5.2 million of cash held in connection with the 2015 Debt Securitization was restricted.

As of September 30, 2016, we had $28.8 million of cash and cash equivalents (including $9.0 million of restricted cash), portfolio investments (at fair value) of $573.6 million, $4.6 million of interest, dividends and fees receivable, $12.9 million receivables from unsettled transactions, $107.4 million of borrowings outstanding under our revolving credit facilities, $177.5 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $52.8 million. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $3.5 million until such time as we submit required monthly reporting schedules. As of September 30, 2016, $5.5 million of cash held in connection with the 2015 Debt Securitization was restricted.

Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We may also from time to time issue securities pursuant to a shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments to the extent permitted by applicable law and regulation. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of June 30, 2017, we were in compliance with this asset coverage requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To the extent we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, we cannot assure you that we will be able to do so on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,101,445	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,093,278	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,115,444	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,148,928	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,177,085	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,175,431	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,174,974	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,176,513	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,163,126	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,179,263	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,181,006	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,183,197	3,078	26,811
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	0.075	2,183,023	3,146	26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.19
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
As of June 30, 2017 and September 30, 2016, the Company had $73.7 million and $107.4 million outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II

LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.447% and 2.770% for the nine months ended June 30, 2017 and June 30, 2016, respectively. For the three and nine months ended June 30, 2017, we recorded interest expense of $0.9 million and $3.3 million, respectively, related to the Citibank facility. For the three and nine months ended June 30, 2016, we recorded interest expense of $1.0 million and $3.1 million, respectively, related to the Citibank facility.
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
As of June 30, 2017, the Company had $13.0 million outstanding under the East West Bank facility. As of September 30, 2016, we had no borrowings outstanding under the East West Bank facility. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain of our other assets. We may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.579% for the nine months ended June 30, 2017. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.202% for the period from January 6, 2016 through June 30, 2016. For the three and nine months ended June 30, 2017, we recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank facility. For the three and nine months ended June 30, 2016, we recorded interest expense of $0.2 million and $0.3 million related to the East West Bank Facility, respectively.
Debt Securitization
On May 28, 2015, we completed our $309.0 million 2015 Debt Securitization consisting of $222.6 million in senior secured notes, or the 2015 Notes, and $86.4 million of unsecured subordinated notes, or the 2015 Subordinated Notes. The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., or the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bore interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55%, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum. In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, we currently retain the entire $22.6 million of the Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the 2015 Subordinated Notes. The Class A 2015 Notes and Class B 2015 Notes are included in our June 30, 2017 Consolidated Statement of Assets and Liabilities as notes payable. As of June 30, 2017, the Class C 2015 Notes and the 2015 Subordinated Notes were eliminated in consolidation.
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
As of June 30, 2017, there were 56 in portfolio companies with a total fair value of $275.9 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and nine months ended June 30, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Interest expense	$1,472,696	$1,179,015	$4,200,225	$3,448,626
Loan administration fees	16,992	17,488	51,480	61,941
Amortization of debt issuance costs	72,526	72,526	217,578	217,578
Total interest and other debt financing expenses	$1,562,214	$1,269,029	$4,469,283	$3,728,145
Cash paid for interest expense	$1,394,676	$1,188,596	$3,976,651	$3,891,220
Annualized average interest rate	3.138%	2.528%	2.992%	2.528%
Average outstanding balance	$181,300,000	$182,380,887	$180,433,333	$182,380,887
The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and nine months ended June 30, 2017 is as follows:

				Three months ended June 30, 2017		Nine months ended June 30, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	2.9551%	180		$888,861	$935,602	$2,546,066	$2,671,836
Class A-S Notes	3.2551%	210	(1)	226,329	237,329	611,455	675,598
Class A-R Notes	2.9551%	180	(2)	50,000	60,414	152,222	161,525
Class B Notes	3.8051%	265		229,486	239,351	666,908	691,266
Class C Notes	4.4051%	325	(3)	—	—	—	—
Total				$1,394,676	$1,472,696	$3,976,651	$4,200,225
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended June 30, 2017.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of June 30, 2017 are as follows:

Description	Class A-T Notes	Class A-S Notes	Class A-R Notes	Class B Notes	Class C Notes	Subordinated Notes
Type	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Revolver	Senior Secured Floating Rate Term Debt	Senior Secured Floating Rate Term Debt	Subordinated Term Notes
Amount Outstanding	$126,000,000	$29,000,000	$1,800,000	$25,000,000	$22,575,680	$86,400,000
Moody's Rating	"Aaa"	"Aaa"	"Aaa"	"Aa2"	"Aa2"	NR
S&P Rating	"AAA"	"AAA"	"AAA"	NR	NR	NR
Interest Rate	LIBOR + 1.80%	LIBOR + 2.10%*	CP + 1.80% **	LIBOR + 2.65%	LIBOR + 3.25%	NA
Stated Maturity	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025	May 28, 2025
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2017 and September 30, 2016, off-balance sheet arrangements consisted of $47.4 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of June 30, 2017 and September 30, 2016 is shown in the table below:

	June 30, 2017	September 30, 2016
FSFR Glick JV LLC	$16,382,494	$16,382,494
MHE Intermediate Holdings	8,190,816	—
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
All Web Leads, Inc.	3,458,537	3,458,537
Motion Recruitment Partners LLC	2,900,000	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Metamorph US 3, LLC	1,200,000	1,800,000
Impact Sales, LLC	1,078,125	—
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
Systems Inc.	600,000	—
My Alarm Center, LLC	372,599	1,212,472
Valet Merger Sub, Inc.	333,333	333,333
Sailpoint Technologies, Inc.	300,000	200,000
OBHG Management Services, LLC	100,000	100,000
Ministry Brands, LLC	100,000	—
Accruent, LLC	85,000	85,000
4 Over International, LLC	68,452	68,452
TIBCO Software, Inc.	—	5,300,000
Baart Programs, Inc.	—	1,000,000
Legalzoom.com, Inc.	—	2,607,018
Teaching Strategies, LLC	—	2,400,000
Dynatect Group Holdings, Inc.	—	1,800,000
TrialCard Incorporated	—	850,000
Total	$47,442,946	$52,770,896
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank Facility, the 2015 Debt Securitization and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of June 30, 2017	Weighted average debt outstanding for the nine months ended June 30, 2017	Maximum debt outstanding for the nine months ended June 30, 2017
Citibank facility	$107,426,800	$73,656,800	$82,356,727	$107,426,800
2015 Debt Securitization	180,000,000	181,800,000	180,433,333	187,500,000
East West Bank Facility	—	13,000,000	6,585,348	16,600,000
Secured borrowings	5,000,000	—	73,260	5,000,000
Total debt	$292,426,800	$268,456,800	$269,448,668

The following table reflects our contractual obligations arising from the Citibank facility, 2015 Debt Securitization and East West Bank Facility:

	Payments due by period as of June 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility (1)	$73,656,800	$—	$73,656,800	$—	$—
Interest due on Citibank facility	6,760,885	2,656,322	4,104,563	—	—
2015 Debt Securitization	181,800,000	—	—	—	181,800,000
Interest due on 2015 Debt Securitization	44,893,398	5,671,891	11,343,782	11,343,782	16,533,943
East West Bank Facility	13,000,000	—	—	13,000,000	—
Interest due on East West Bank Facility	2,089,750	593,125	1,186,250	310,375	—
Total	$322,200,833	$8,921,338	$90,291,395	$24,654,157	$198,333,943
 ___________
(1) In connection with the Transaction, on July 13, 2017, we entered into an amendment (the “Citibank Amendment”) to the Citibank facility. The Citibank Amendment provides that if the closing of the Transaction does not occur by December 31, 2017, the reinvestment period for the Citibank facility would terminate and we would be required to pay down any amounts outstanding under the Citibank facility as set forth in the Citibank Amendment. See "Recent Developments."
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from United States withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the three months ended December 31, 2016, March 31, 2017 and June 30, 2017.

Three Months Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
December 31, 2016	84.1%	—
March 31, 2017	88.8%	—
June 30, 2017	84.8%	—
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, or Fifth Street Management. Messrs. Berman and Frank, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, fees payable to our investment adviser are equal to (a) a base management fee of 1.0% of the average value of our gross assets at the end of the two most recently completed quarters, which includes any borrowings for investment purposes and excludes cash, cash equivalents and restricted cash and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The Part II incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Part II incentive fee. From inception to date, the Company has paid aggregate Part II incentive fees of approximately $0.1 million. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2017, we accrued fees of $2.6 million and $6.7 million, respectively, under the investment advisory agreement. During the three and nine months ended June 30, 2016, we incurred fees of $2.7 million and $8.4 million, respectively, under the investment advisory agreement.
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
The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. For the three and nine months ended June 30, 2017, we accrued administrative expenses of $0.4 million and$1.4 million, respectively, including $0.3 million and $0.9 million of general and administrative expenses, respectively. For the three and nine months ended June 30, 2016, we accrued administrative expenses of $0.3 million, including $0.2 million of general and administrative expenses, and $0.9 million, including $0.5 million of general and administrative expenses, respectively. At June 30, 2017 and September 30, 2016, $0.4 million was included in Due to FSC CT in the Consolidated Statements of Assets and Liabilities.
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
Common stock held by FSAM and Principals
As of June 30, 2017, a subsidiary of FSAM held 2,677,519 shares of our common stock, which represents approximately 9.1% of our common stock outstanding. As of June 30, 2017, Mr. Tannenbaum directly and indirectly held 5,249,026 shares of our common stock, which represents approximately 17.8% of our common stock outstanding.
Recent Developments

On August 7, 2017, our Board of Directors declared the following distributions:

•	$0.19 per share, payable on September 29, 2017 to stockholders of record on September 15, 2017;

•	$0.19 per share, payable on December 29, 2017 to stockholders of record on September 15, 2017.
Citibank Amendment
In connection with the Transaction, on July 13, 2017, we entered into the Citibank Amendment to the Citibank facility that amends the Loan and Security Agreement, dated as of January 15, 2015, by and among us, as the collateral manager and as the seller, FS Senior Funding II LLC, as the borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as the sole lender (as amended, the “Citibank Agreement”). Under the Citibank Amendment, certain events of default that would result from the closing of the Transaction are waived and the ability to borrow amounts under the Citibank facility for investment was revised to require the consent of the lenders prior to the closing of the Transaction and completion of satisfactory due diligence by the lenders on Oaktree. In addition, the Citibank Amendment provides that if the closing of the Transaction does not occur by December 31, 2017, the reinvestment period for the Citibank facility would terminate and we would be required to pay down any amounts outstanding under the Citibank facility as set forth in the Citibank Amendment.
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
As of June 30, 2017, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2017, the following table shows the approximate annualized increase in net interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase(1)	Interest Income	Interest Expense	Net increase (decrease)
500	$26,555,582	$(13,422,840)	13,132,742
400	21,229,671	(10,738,272)	10,491,399
300	15,903,761	(8,053,704)	7,850,057
200	10,577,850	(5,369,136)	5,208,714
100	5,325,911	(2,684,568)	2,641,343
 __________________

(1)	A decline in interest rates would not have a material impact on our financial statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal and our outstanding borrowings as of June 30, 2017 and September 30, 2016.

	June 30, 2017		September 30, 2016
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$26,910,860	$—	$28,815,679	$—
Prime rate	442,479	—	543,445	—
LIBOR:
30 day	43,987,247	13,000,000	—	—
60 day	—	—	—	—
90 day	533,056,005	255,456,800	588,697,358	287,426,800
180 day	—	—	—	—
Fixed rate	—	—	—	—
Total	$604,396,591	$268,456,800	$618,056,482	$287,426,800

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective.

(b) Management's Report on Internal Control Over Financial Reporting

As of September 30, 2016, management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. This material weakness remained as of June 30, 2017 primarily because the remediation actions described below remain in process.

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
(d) Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and Fifth Street Finance Corp., or FSC. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed FSC and FSAM securities class actions and FSC derivative actions.

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
Item 1A. Risk Factors
Except as described below, there have been no material changes during the three months ended June 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2016.

We cannot assure you the Transaction will close.
On July 13, 2017, Fifth Street Management LLC, the Company’s investment adviser (the "Investment Adviser"), entered into an asset purchase agreement (the “Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and, for certain limited purposes, Fifth Street Asset Management Inc. ("FSAM") and Fifth Street Holdings L.P.  Upon closing of the transactions contemplated by the Purchase Agreement (the “Transaction”), Oaktree would become the investment adviser to each of the Company and Fifth Street Finance Corp. ("FSC") and Oaktree would pay gross cash consideration of $320 million to the Investment Adviser. The closing of the Transaction would result in an assignment for purposes of the Investment Company Act of 1940, as amended, of the current investment advisory agreement between the Company and the Investment Adviser and, as a result, its immediate termination.  The closing of the Transaction is conditioned on, among other things: (i) the approval of a new investment advisory agreement between the Company and Oaktree by the Company’s stockholders; (ii) the approval of a new investment advisory agreement by the stockholders of FSC; (iii) the election to the Company’s Board of Directors of five new directors by the Company’s stockholders; (iv) the election to the board of directors of FSC of five new directors by FSC’s stockholders; (v) the approval of the Transaction by the stockholders of FSAM; and (vi) the receipt of any required regulatory and other approvals.  We cannot assure you of the timing of any assignment of the current investment advisory agreement with the Investment Adviser and whether and when the new investment advisory agreement with Oaktree will be effective.  Any failure of the Transaction to close could have a material adverse effect on the Company's business, financial condition and results of operations.

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
Date: August 9, 2017