Form 10-K
period 2017-09-30
Oaktree Strategic Income Corp
filed 2017-12-11
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35999
Oaktree Strategic Income Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	61-1713295 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2017 is $190,396,952. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 29,466,768 shares of common stock outstanding as of December 7, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2017

PART I

Item 1.     Business
General
Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp. through October 17, 2017), a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as "we", "us" or "our", is a specialty finance company dedicated to providing customized capital solutions for middle-market companies in both the syndicated and private placement markets. We were formed in May 2013 as a Delaware corporation, commenced operations on June 29, 2013, and currently operate as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes. See “Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements. Also, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We do not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
As of October 17, 2017, we are externally managed by Oaktree Capital Management, L.P., which we also refer to as “Oaktree” or our “Investment Adviser,” pursuant to an Investment Advisory Agreement, dated October 17, 2017, or the New Investment Advisory Agreement, between the Company and Oaktree. Oaktree is a subsidiary of Oaktree Capital Group, LLC, or OCG, a global investment manager specializing in alternative investments. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator” or “OFA”, a subsidiary of our Investment Adviser, also provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, which we refer to as our “Former Adviser” or “Fifth Street Management.” For more information about the New Investment Advisory Agreement and Oaktree see “-The Investment Adviser” below.
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies with primarily first lien secured debt financings that pay us interest at rates which are determined periodically on the basis of a floating base lending rate. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. Under normal market conditions, through January 18, 2018, at least 80% of the value of our net assets plus borrowings for investment purposes will be invested in floating rate senior loans, which include both first and second lien secured debt financings. We may also invest in unsecured loans, including subordinated loans, issued by private middle-market companies and, to a lesser extent, senior and subordinated loans issued by public companies and equity investments.
We have invested primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily the London-Interbank Offered Rate, or LIBOR, plus a premium. The senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities in the middle-market which operate in various industries and geographical regions. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Our Former Adviser targeted middle-market companies with approximately $20 million to $120 million of EBITDA (generally defined as Earnings before Interest, Taxes, Depreciation and Amortization).
Our Investment Adviser intends to reposition our portfolio in the near-term in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings.

From inception through September 30, 2017, we originated over $2.0 billion of funded debt investments. Our portfolio totaled $560.4 million at fair value as of September 30, 2017 and was comprised of 67 portfolio companies, including our investment in subordinated notes and limited liability company, or LLC, equity interests in FSFR Glick JV LLC, or FSFR Glick JV. At fair value as of September 30, 2017, 89.5% of our portfolio consisted of senior secured floating rate debt investments, 10.3% of the portfolio consisted of investments in the subordinated notes and LLC equity interests of FSFR Glick JV and 0.2% consisted of equity investments in other portfolio companies. The weighted average annual yield of our debt investments as of September 30, 2017, including the return on our subordinated note investment in FSFR Glick JV, was approximately 7.5%, including 7.3% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our (and our consolidated subsidiaries’) expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a business development company, we are generally only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2017, we had a debt to equity ratio of 0.90x (i.e., one dollar of equity for each $0.90 of debt outstanding).
Joint Venture
We and GF Equity Funding 2014 LLC, or GF Equity Funding, also co-invest through an unconsolidated, Delaware limited liability company, FSFR Glick JV. FSFR Glick JV was formed in October 2014 and began investing in April 2015 primarily in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in FSFR Glick JV. FSFR Glick JV is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and all portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes, or the Subordinated Notes. Additionally, FSFR Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility, with a stated maturity date of April 17, 2023, which, as of September 30, 2017, permits up to $200.0 million of borrowings. As of September 30, 2017 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. At September 30, 2017, we had funded approximately $71.4 million of our commitment. As of September 30, 2017, our investment in FSFR Glick JV was approximately $57.6 million at fair value. We do not consolidate FSFR Glick JV in our Consolidated Financial Statements.
Organizational Structure
The following diagram shows a simplified organizational structure reflecting our relationship with Oaktree and OFA, our Investment Adviser and administrator, respectively, as of October 17, 2017 and our direct and indirect ownership interest in certain of our subsidiaries as of such date:

Our principal executive office is located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071 and our telephone number is (213) 830-6300.
The Investment Adviser
As of October 17, 2017, we are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the New Investment Advisory Agreement.
Our Investment Adviser was formed in April 1995 and is a premier credit manager and leader among alternative investment managers headquartered in Los Angeles, California. Oaktree has $99.5 billion in assets under management as of September 30, 2017, with approximately 70% in credit strategies. The firm has an extensive global investment platform with more than 900 employees, including over 250 investment professionals who have significant origination, structuring and underwriting expertise. Oaktree’s disciplined investment philosophy and commitment to credit investing and lending have been demonstrated across market cycles for more than 20 years. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including mezzanine finance, high yield debt and senior loans), control investing, real estate, convertible securities and listed equities. Oaktree manages assets for a wide variety of clients, including many of the most significant investors in the world. As of September 30, 2017, this client base includes 75 of the 100 largest U.S. pension plans, the main pension fund of 38 states in the United States, over 400 corporations, over 350 university, charitable and other endowments and foundations, over 350 non-U.S. institutional investors and 16 sovereign wealth funds.
Members of our Investment Adviser’s Strategic Credit team have, in the aggregate, over 50 years of investment experience and include professionals who have experience structuring new investments and restructuring existing capital structures in order to maximize recoveries. Our Investment Adviser’s Strategic Credit team is comprised of individuals with a diversity of backgrounds, including, as of the date hereof, former investment bankers, corporate/restructuring lawyers, a doctor, private equity investors, and management consultants. We believe this diversity of experience helps enhance the investment process by bringing different perspectives to credit discussions.
The Transaction and the New Investment Advisory Agreement with Oaktree
On July 13, 2017, Oaktree, entered into an Asset Purchase Agreement, or the Purchase Agreement, with our Former Adviser, and for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser.
In order to ensure that the transactions contemplated by the Purchase Agreement, or the Transaction, complied with Section 15(f) of the 1940 Act, our Investment Adviser and our Former Adviser agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction. In addition, for the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
On September 7, 2017, we held a special meeting of stockholders, or the Special Meeting. At the Special Meeting, our stockholders approved the New Investment Advisory Agreement to take effect upon the closing of the Transaction. Our stockholders also approved, contingent upon the closing of the Transaction, the election of John B. Frank, Marc H. Gamsin, Craig Jacobson, Richard G. Ruben and Bruce Zimmerman to serve on our Board of Directors, each of whom commenced serving on our Board of Directors on October 17, 2017. In addition, in connection with the Transaction, Edgar Lee became our Chief Executive Officer and Chief Investment Officer, Mathew Pendo became our Chief Operating Officer, Mel Carlisle became our Chief Financial Officer and Treasurer and Kimberly Larin became our Chief Compliance Officer.
Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.), or OCSL, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between our Former Adviser and us, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree.
On October 17, 2017, each of Bernard D. Berman, James Castro-Blanco, Richard P. Dutkiewicz, Alexander C. Frank and Jeffrey R. Kay resigned as a member of our Board of Directors. In addition, on October 17, 2017, each of Mr. Berman, our former Chief Executive Officer, Mr. Steven Noreika, our former Chief Financial Officer, and Ms. Kerry Acocella, our former Secretary and Chief Compliance Officer, resigned from his or her role as an officer of the Company.
Our Former Adviser and Administrator
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, which was a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, our Former Adviser managed our day-to-day operations and provided us with investment advisory services similar to those now provided by Oaktree as described below under “-New Investment Advisory Agreement.” FSC CT LLC, or our Former Administrator, was a wholly-owned subsidiary of our Former Adviser. Our Former Administrator provided administrative services necessary for us to operate pursuant to an administrative and loan services agreement, or the Former Administration Agreement. See “- Former Administration Agreement.”
The following diagram shows a simplified organizational structure reflecting our relationship with our Former Adviser and Former Administrator and our direct and indirect ownership interest in certain of our subsidiaries as of September 30, 2017:

Market Opportunity
We believe that the middle market represents a significant opportunity for direct lending for many reasons, including:

•
Large Market. According to the National Center for the Middle Market, as of the second quarter of 2017, there were nearly 200,000 businesses with annual revenues of $50 million to $1 billion or EBITDA of $10 million to $50 million, which businesses represented one-third of private sector U.S. gross domestic product and accounted for nearly 48 million jobs in the United States.

•
Demand From Middle-Market Companies. According to Thomson Reuters Q3’17 Middle Market Lender Outlook, over the past five years, middle-market lending has averaged $170 billion annually, much of which we believe has been used to finance leveraged buyouts, recapitalizations, capital expenditures and acquisitions. While the market for middle-market lending has attracted increased capital flows and competition, we believe that the market remains robust and growing and that new market participants may not have the same experience in direct lending and investing across credit cycles as our Investment Adviser. We believe that the market for middle-market lending is relatively less efficient and less well-trafficked, which may provide us with opportunities for incremental returns on our investments relative to the risk of such investments.

•
Reduced Focus From Banks on Middle-Market Lending. We believe that many commercial banks have decreased their lending to middle-market companies in recent years, which has created an opportunity for non-traditional market participants. According to the Standard & Poor’s Leveraged Commentary & Data Leveraged Lending Review - Q2’17, banks account for just 10% of middle-market loans as of September 30, 2017.

Business Strategy
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. Our Investment Adviser intends to implement the following business strategy to achieve our investment objective:

•
Portfolio Repositioning.    Our Investment Adviser intends to reposition our portfolio in the near-term in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. In the longer-term, our Investment Adviser intends to generate consistent income to support sustainable dividends through (1) providing larger, more liquid first lien loans in the established middle market, (2) minimizing risk of principal loss, with reduced focus on opportunities for capital appreciation, (3) mitigating interest rate risk by targeting floating-rate loans and (4) strategically accessing the broadly syndicated and private placement markets.

•
Emphasis on Proprietary Deals.    Our Investment Adviser is primarily focused on proprietary opportunities as well as partnering with other lenders as appropriate and, to a lesser extent strategically accessing the broadly syndicated and private placement markets. Dedicated sourcing professionals of our Investment Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s over 250 investment professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Investment Adviser has invested more than $10 billion in over 200 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

•
Focus On Quality Companies And Extensive Diligence. Our Investment Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Investment Adviser intends to focus on companies with business models we expect to be resilient in the future, underlying fundamentals that will provide strength in future downturns, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Investment Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Investment Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.

•
Disciplined Portfolio Management. Our Investment Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Investment Adviser intends to seek to reduce the impact of individual investment risks by limiting positions to no more than 5% of our portfolio.

•
Manage Risk Through Loan Structures. Our Investment Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing creative solutions in an effort to enhance downside protection where possible. Our Investment Adviser has the expertise to structure comprehensive, flexible and creative solutions for companies of all sizes across numerous industry sectors. Our Investment Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The Oaktree platform has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Investment Adviser pays close attention to market trends. Our Investment Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which we expect will allow us to invest and lend during times of market stress when our competitors may halt investment activity.

•
Concentrate on Floating Rate Senior Loans. We intend to concentrate on first lien secured loans that bear interest based on a floating rate. We believe that these loans, which are supported by a pledge of collateral, minimize the risk of principal loss. In addition, with interest rates near historically low levels, we believe that investing in floating rate loans provides us with positive exposure in a rising interest rate environment.

Our Investment Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy. We believe this philosophy strongly aligns with the interests of our stockholders. Our Investment Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
Investment Criteria
Our Investment Adviser has identified the following investment criteria and guidelines for identifying and investing in prospective portfolio companies. However, not all of these criteria will be met by each prospective portfolio company in which we invest.

•
Equity Cushion.   We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

•
Sustainable Cash Flow. Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies, companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.

•
Experienced Management Team.  We generally will look to invest in portfolio companies with an experienced management team and proper incentive arrangements, including equity compensation, to induce management to succeed and to act in concert with our interests as investors.

•
Strong Relative Position In Its Market.    We intend to target companies with what we believe to be established and leading market positions within their respective markets and well-developed long-term business strategies.

•
Exit Strategy.    We generally intend to invest in companies that we believe will provide us with the opportunity to exit our investments in three to eight years, including through (1) the repayment of the remaining principal outstanding at maturity, (2) the recapitalization of the company resulting in our debt investments being repaid and (3) the sale of the company resulting in the repayment of all of its outstanding debt.

•
Geography. As a business development company, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process
Our investment process consists of the following five distinct stages.
Source.
Oaktree’s Strategic Credit team has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform, which includes more than 250 highly-experienced investment professionals, to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Investment Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and first looks at investment opportunities and that we are well-positioned for difficult and complex transactions. In 2016, Oaktree’s Strategic Credit team evaluated more than 200 potential direct lending opportunities with total transaction value of approximately $30 billion. More than 85% of these potential direct lending opportunities were for transactions of $50 million or larger, and Oaktree’s Strategic Credit team continues to see a meaningful pipeline of sizeable transactions.
Screen Using Investment Criteria.
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the portfolio company, including level of assets or enterprise value coverage, an assessment by our Investment Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Investment Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research.
Prior to making any new investment, our Investment Adviser intends to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts will assess a company’s products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the target company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Investment Adviser has relationships. As part of the research process, our Investment Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.
Evaluate.
Our Investment Adviser assesses each potential investment through a robust, collaborative decision-making process. Our Investment Adviser applies disciplined investment criteria and evaluates potential risk and reward of each investment with significant focus on downside risk. Our Investment Adviser sizes investments at the portfolio level across a variety of characteristics, including based on the investment criteria described above.
Monitor.
Our Investment Adviser prioritizes managing risk. In managing our portfolio, our Investment Adviser intends to closely monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts will be assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. In circumstances where a particular investment is underperforming, our Investment Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Investment Adviser’s experience with restructurings and our access to our Investment Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
Due Diligence Process
As part of the underwriting process, our Investment Adviser completes a rigorous due diligence process that focuses on four key areas:

•
Company Analysis. Our Investment Adviser actively engages and assesses company management teams. The focus of this analysis also includes identifying and understanding key business and demand drivers. Our Investment Adviser strives to evaluate core risks within businesses and industries and to complete the analysis by thinking like company ownership when evaluating cash flows.

•
Financial Analysis. Our Investment Adviser analyzes the consistency, stability and reliability of cash flows in addition to evaluating the quality of earnings and conversion of EBITDA to cash. Our Investment Adviser also reviews historical performance through economic cycles, analyzes the potential impact of a downturn in the prospective portfolio company’s end markets and compares the prospective portfolio company’s key metrics to those of its competitors.

•
Down-side Focus. Our Investment Adviser considers the impact on the prospective portfolio company’s business and cash flows under a number of downside case scenarios and develops an exit strategy in the event of the downside case. There is also a focus on potential risks to business models. Following this analysis, our Investment Adviser considers appropriate risk mitigants, including the structure of the investment and affirmative, negative and financial covenants.

•
Value. Our Investment Adviser analyzes the risk/reward potential of each new investment relative to other opportunities in the industry and market as well as overall industry valuation trends as compared to the industry risk profile. As part of this analysis, our Investment Adviser considers the cost of capital to competitors as well as alternative investment options. Our Investment Adviser also considers the value of liquidity to our business and operations as well as appropriate illiquidity premiums where we are unlikely to acquire liquid securities.

Investments
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies primarily with first lien senior secured debt financings that pay us interest at a floating rate. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of these criteria. Our Investment Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings enabling our Investment Adviser to focus on risk control. Going forward, we expect most of our debt investments to be collateralized by a first lien on the assets of the portfolio company. As of September 30, 2017, 89.5% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly or quarterly cash interest that we collect on our debt investments. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 and $750 million. Going forward, we expect our portfolio to include primarily first lien senior secured floating rate loans although we may also make other investments.

•
First Lien Loans.    Our first lien loans generally have terms of three to seven years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. We target first lien loans where interest is paid on a floating rate basis, often with a floor, based on the LIBOR rate. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Unitranche Loans.    Our unitranche loans generally have terms of five to seven years and provide for a variable or fixed interest rate, contain prepayment penalties and are generally secured by a first priority security interest in all existing and future assets of the borrower. Our unitranche loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Second Lien Loans.    Our second lien loans generally have terms of five to eight years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. Our second lien loans may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

•
Unsecured Loans.    Our unsecured investments generally have terms of five to ten years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include PIK interest and an equity component, such as warrants to purchase common stock in the portfolio company.

Equity Investments
When we make a debt investment, we may be granted equity in the company in the same class of security as the sponsor receives upon funding. In addition, from time to time we may make non-control, equity co-investments in connection with private equity sponsors. We generally seek to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

FSFR Glick JV
We have invested in FSFR Glick JV, which as of September 30, 2017, consisted of a portfolio of loans to 23 different borrowers in industries similar to the companies in our portfolio. FSFR Glick JV invests in middle-market and other corporate debt securities, including traditional senior debt that are secured by some or all of the company’s assets.
Portfolio Management
Active Involvement in our Portfolio Companies
As a business development company, we are obligated to offer to provide significant managerial assistance to our portfolio companies and to provide it if requested. We provide managerial assistance to most of our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including the following:

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
Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid senior loans issued by private middle-market companies. All of our Level 3 investments are recorded at fair value as determined in good faith by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies- Investment Valuation” for a description of our investment valuation processes and procedures.
Competition
We compete for investments with other business development companies, public and private funds (including hedge funds, mezzanine funds and collateralized loan obligations) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.
We believe that some of our competitors make loans with total rates of returns that are comparable to or lower than the returns that we target. Therefore, we do not seek to compete solely on the interest rates that we offer to potential portfolio companies. See “Risk Factors - Risks Relating to Our Business and Structure - We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”
Employees
We do not have any employees. Our day-to-day investment operations are managed by Oaktree Capital Management, L.P. as our Investment Adviser. See “-New Investment Advisory Agreement.” Our Investment Adviser and its affiliates employ more than 250 investment professionals. In addition, we reimburse our administrator, Oaktree Administrator, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, or the New Administration Agreement, including our allocable portion of the costs of compensation of our Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. See “- New Administrative Services Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

New Investment Advisory Agreement
The following is a description of the New Investment Advisory Agreement, which has been in effect since October 17, 2017.
Management Services
Oaktree is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors since October 17, 2017, Oaktree has managed our day-to-day operations and provided us with investment advisory services. Under the New Investment Advisory Agreement, Oaktree:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, monitors and services the investments we make;

•	determines what securities and other assets we purchase, retain or sell; and

•	performs due diligence on prospective portfolio companies.
The New Investment Advisory Agreement provides that Oaktree’s services are not exclusive to us and Oaktree is generally free to furnish similar services to other entities so long as its services to us are not impaired.
Management Fee
Under the New Investment Advisory Agreement, we pay Oaktree a fee for its services under the investment advisory agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by our common stockholders.
Base Management Fee
Under the New Investment Advisory Agreement, the base management fee on total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents, is 1.00%.
Incentive Fee
The incentive fee consists of two parts. Under the New Investment Advisory Agreement, the first part of the incentive fee, which is referred to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the New Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the New Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Oaktree in any quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets.

•
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. We refer to this portion of the incentive fee on income as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 1.8182% on net assets in any fiscal quarter.

•
For any quarter in which our pre-incentive fee net investment income exceeds 1.8182% on net assets, the subordinated incentive fee on income is equal to 17.5% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
The following is a graphical representation of the calculation of the incentive fee on income under the New Investment Advisory Agreement:

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)
Percentage of pre-incentive fee net investment income
allocated to the incentive fee on income
Under the New Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the New Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Examples of Quarterly Incentive Fee Calculation under the New Investment Advisory Agreement (A)
Example 1: Incentive Fee on Income for Each Quarter
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.75%
Preferred return under the New Investment Advisory Agreement1 = 1.50%
Management fee under the New Investment Advisory Agreement2 = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.30%

Pre-incentive fee net investment income does not exceed the preferred return under the New Investment Advisory Agreement, therefore there is no incentive fee on income under the New Investment Advisory Agreement.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.25%
Preferred return under the New Investment Advisory Agreement1 = 1.50%
Management fee under the New Investment Advisory Agreement2 = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.80%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”3

= 100% × (1.80% - 1.50%)
= 0.30%

Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Preferred return under the New Investment Advisory Agreement1 = 1.50%
Management fee under the New Investment Advisory Agreement2 = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 3.05%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”3
Incentive fee = 100% × “catch-up” + (17.5% × (pre-incentive fee net investment income - 1.8182%))
Catch-up = 1.8182% - 1.50% = 0.3182%
Incentive fee = (100% × 0.3182%) + (17.5% × (3.05% - 1.8182%))
= 0.3182% + (17.5% × 1.2318%)
= 0.3182% + 0.2158%
= 0.534%
Example 2: Incentive Fee on Capital Gains under the New Investment Advisory Agreement
Assumptions

•
Year 1: $10 million investment made in Company A (“Investment A”), $10 million investment made in Company B (“Investment B”), $10 million investment made in Company C (“Investment C”), $10 million investment made in Company D (“Investment D”) and $10 million investment made in Company E (“Investment E”).

•
Year 2: Investment A sold for $20 million, fair market value (“FMV”) of Investment B determined to be $8 million, FMV of Investment C determined to be $12 million, and FMV of Investments D and E each determined to be $10 million.

•
Year 3: FMV of Investment B determined to be $8 million, FMV of Investment C determined to be $14 million, FMV of Investment D determined to be $14 million and FMV of Investment E determined to be $16 million.

•	Year 4: Investment D sold for $12 million, FMV of Investment B determined to be $10 million, FMV of Investment C determined to be $16 million and FMV of Investment E determined to be $14 million.

•	Year 5: Investment C sold for $20 million, FMV of Investment B determined to be $14 million and FMV of Investment E determined to be $10 million.

•	Year 6: Investment B sold for $16 million and FMV of Investment E determined to be $8 million.

•	Year 7: Investment E sold for $8 million and FMV.

These assumptions are summarized in the following chart:

	Investment A	Investment B	Investment C	Investment D	Investment E	Cumulative Unrealized Capital Depreciation	Cumulative Realized Capital Losses	Cumulative Realized Capital Gains
Year 1	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	--	--	--
Year 2	$20 million (sale price)	$8 million FMV	$12 million FMV	$10 million FMV	$10 million FMV	$2 million	--	$10 million
Year 3	--	$8 million FMV	$14 million FMV	$14 million FMV	$16 million FMV	$2 million	--	$10 million
Year 4	--	$10 million FMV	$16 million FMV	$12 million (sale price)	$14 million FMV	--	--	$12 million
Year 5	--	$14 million FMV	$20 million (sale price)	--	$10 million FMV	--	--	$22 million
Year 6	--	$16 million (sale price)	--	--	$8 million FMV	$2 million	--	$28 million
Year 7	--	--	--	--	$8 million (sale price)	--	$2 million	$28 million

The Incentive Fee on Capital Gains under the New Investment Advisory Agreement would be:

•	Year 1: None

•	Year 2: Capital Gains Fee = 17.5% multiplied by ($10 million realized capital gains on sale of Investment A less $2 million cumulative capital depreciation) = $1.4 million

•
Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•
Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•
Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•
Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•
Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million

__________
(A) Solely for purposes of these illustrative examples, we have assumed that the Company has not incurred any leverage. However, we have in the past and expect to continue in the future to use leverage to partially finance our investments.

1.	Represents 6.0% annualized preferred return.

2.	Represents 1.0% annualized management fee.

3.
The “catch-up” provision is intended to provide our Investment Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a preferred return did not apply when our net investment income exceeds 1.50% in any calendar quarter and is not applied once our Investment Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-incentive fee net investment income is the portion that exceeds the 1.50% preferred return but is less than or equal to approximately 1.8182% (that is, 1.50% divided by (1 - 0.175)) in any fiscal quarter.

Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser at the end of each quarter. In order to ensure that our Former Adviser receives any compensation earned during the quarter ending December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement will cover the entire quarter in which the New Investment Advisory Agreement became effective, and be calculated at a blended rate that will reflect fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and Oaktree were serving as investment adviser. This structure will allow Oaktree to pay our Former Adviser in early 2018, the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017.
Duration and Termination
Unless earlier terminated as described below, the New Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The New Investment Advisory Agreement will automatically terminate in the event of its assignment. The New Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Indemnification
The New Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree’s services under the New Investment Advisory Agreement or otherwise as our investment adviser.

Fee Waiver

         For the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
Organization of our Investment Adviser
Our Investment Adviser is a Delaware limited partnership that is registered as an investment adviser under the Advisers Act. The principal address of our Investment Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the New Investment Advisory Agreement
The then-current members of our Board of Directors met in person with Oaktree to consider the New Investment Advisory Agreement on June 20, 2017 and July 13, 2017. At the in person meeting held on July 13, 2017, such members of the Board of Directors, including all of the then-current independent directors, unanimously approved the New Investment Advisory Agreement. Such independent directors met separately with independent counsel on multiple occasions in connection with their review of the New Investment Advisory Agreement and the Transaction. In reaching its decision to approve the New Investment Advisory Agreement, our Board of Directors, including all of the then-current independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the New Investment Advisory Agreement, the then-current members of our Board of Directors considered, among other things:

•	the nature, extent and quality of services to be performed by Oaktree;

•	the investment performance of us and funds managed by Oaktree;

•	the expected costs of services to be provided and the anticipated profits to be realized by Oaktree and its affiliates from their relationship with us;

•	the possible economies of scale that would be realized due to our growth;

•	whether fee levels reflect such economies of scale for the benefit of investors; and

•
comparisons of services to be rendered to and fees to be paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other Oaktree clients.

The then-current members of our Board of Directors noted that the terms of the New Investment Advisory Agreement would in comparison to the Former Investment Advisory Agreement:

•	maintain the base management fee at 1.00% of gross assets;

•	decrease the rate of the income incentive fee from 20.0% to 17.5%;

•	decrease the rate of the capital gains incentive fee from 20.0% to 17.5%;

•	increase the catch-up rate from 50.0% to 100.0%, which may have the effect of increasing the income-based incentive fee payable to Oaktree; and

•	eliminate a capital gains incentive fee until the fiscal year ending September 30, 2019.
The Board of Directors also considered other investment management services to be provided to us, such as the provision of managerial assistance, monitoring adherence to our investment restrictions and monitoring compliance with various of our policies and procedures and with applicable securities laws and regulations. The then-current members of our Board of Directors discussed Oaktree’s cyber security programs and those of its service providers. Based on the factors above, as well as those discussed below, the then-current members of our Board of Directors concluded that they were satisfied with the nature, extent and quality of the services to be provided to us by Oaktree.
No single factor was determinative of the decision of the Board of Directors, including all of the then-current independent directors, to approve the New Investment Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. Following this process, the then-current members of the Board of Directors, including all of the then-current independent directors, unanimously voted to approve the New Investment Advisory Agreement subject to stockholder approval. Our stockholders approved the New Investment Advisory Agreement at the Special Meeting.

Payment of Our Expenses
Our primary operating expenses are the payment of (i) a base management fee and any incentive fees as described below in “-Former Investment Advisory Agreement” with respect to the period prior to October 17, 2017 and as described above in “-New Investment Advisory Agreement” with respect to the period subsequent to that date and (ii) the allocable portion of overhead and other expenses incurred by our Former Administrator or Oaktree Administrator, as applicable, in performing its obligations under the Former Administration Agreement or New Administration Agreement, as applicable. Our management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses of offering our debt and equity securities;

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent, trustee and custodial fees;

•	interest payments and other costs related to our borrowings;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of mailing proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our administrator or us in connection with administering our business, including payments under the administration agreement.

Former Investment Advisory Agreement
The following is a description of the Former Investment Advisory Agreement, which was terminated on October 17, 2017. The Former Investment Advisory Agreement, dated June 27, 2013, was most recently approved by our Board of Directors on August 7, 2017, and was effective June 27, 2013 through its termination on October 17, 2017.
Management Fee
Through October 17, 2017, we paid our Former Adviser a fee for its services under the Former Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee paid to our Former Adviser and any incentive fees earned by our Former Adviser were ultimately borne by our common stockholders.
Base Management Fee
The base management fee was calculated at an annual rate of 1.0% of our gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
Incentive Fee
The incentive fee paid to our Former Adviser had two parts. The first part was calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, was compared to a “hurdle rate” of 1.5% per quarter, subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee was also included in the amount of our gross assets used to calculate the 1.0% base management fee. The operation of the incentive fee with respect to our pre-incentive fee net investment income for each quarter was as follows:

•	No incentive fee was payable to the Former Adviser in any fiscal quarter in which our pre-incentive fee net investment income did not exceed the preferred return rate of 1.5% (the “preferred return”);

•
50% of our pre-incentive fee net investment income, if any, that exceeded the preferred return rate but was less than or equal to 2.5% in any fiscal quarter was payable to our Former Adviser. We refer to this portion of our pre-incentive fee net investment income (which exceeds the preferred return rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision was intended to provide our Former Adviser with an incentive fee of 20% on all of our pre-incentive fee net investment income as if a preferred return rate did not apply when our pre-incentive fee net investment income exceeded 2.5% in any quarter; and

•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any quarter is payable to our Former Adviser once the preferred return is reached and the catch-up is achieved (20% of all pre-incentive fee net investment income thereafter is allocated to Fifth Street Management).

•
There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there was no clawback of amounts previously paid if subsequent quarters were below the quarterly hurdle and there was no delay of payment if prior quarters were below the quarterly hurdle.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee on Income based on Pre-incentive fee net investment income
(expressed as a percentage of net assets)

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee was determined and payable in arrears as of the end of each fiscal year (or upon termination of the Former Investment Advisory Agreement, as of the termination date) commencing on September 30, 2013 and equaled 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Duration and Termination
The Former Investment Advisory Agreement terminated pursuant to its terms on October 17, 2017.
Indemnification
The Former Investment Advisory Agreement provided indemnification similar to that described above under “-New Investment Advisory Agreement-Indemnification.”
New Administrative Services Agreement
We entered into the New Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the New Administration Agreement, Oaktree Administrator provides administrative services to us necessary for our operations, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by our Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the New Administration Agreement. Oaktree Administrator may, on behalf of us, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to our Board of Directors of its performance of obligations under the New Administration Agreement and furnish advice and recommendations with respect to such other aspects of our business and affairs, in each case, as it shall determine to be desirable or as reasonably required by our Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.

Oaktree Administrator will also provide portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that we are required to maintain, and prepares, prints and disseminates reports to our stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Oaktree Administrator may also offer to provide, on our behalf, managerial assistance to our portfolio companies.
For providing these services, facilities and personnel, we will reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the New Administration Agreement, including our allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator.
The New Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree Administrator and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree Administrator’s services under the New Administration Agreement or otherwise as our administrator. Unless earlier terminated as described below, the New Administration Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The New Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Administration Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Former Administration Agreement
The Former Administration Agreement was in effect throughout our 2017 fiscal year and terminated by its terms on October 17, 2017. Our Former Administrator was a wholly-owned subsidiary of Fifth Street Management. Pursuant to the Former Administration Agreement, our Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above under “-New Administrative Services Agreement.” For providing these services, facilities and personnel, we reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, our Former Administrator. Our allocable portion of our Former Administrator’s costs was determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which our Former Administrator provided administrative services.
The Former Administration Agreement provided indemnification similar to that described under "- New Administrative Services Agreement."
License Agreement
We were party to a license agreement with an affiliate of our Former Adviser pursuant to which such affiliate granted us a non-exclusive, royalty-free license to use the name “Fifth Street” for so long as our Former Adviser or one of its affiliates remained our investment adviser. That license agreement terminated on October 17, 2017.
Material Conflicts of Interest
Our executive officers and directors, and certain members of our Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, a publicly-traded business development company with a portfolio of approximately $1.5 billion at fair value as of September 30, 2017. OCSL has historically invested in debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle-market leveraged companies similar to those we target for investment. In addition, though not the primary focus of its investment portfolio, OCSL’s investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both OCSL and us. OCSL operates as a distinct and separate public company and any investment in our common stock will not be an investment in OCSL. In addition, all of our executive officers and four of our independent directors serve in substantially similar capacities for OCSL. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Investment Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.
Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OCSL or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation. We may invest alongside funds and accounts managed or sub-advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Investment Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or business development company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Investment Adviser.
Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Investment Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the New Investment Advisory Agreement, our Investment Adviser’s liability is limited and we are required to indemnify our Investment Adviser against certain liabilities. This may lead our Investment Adviser to act in a riskier manner in performing its duties and obligations under the New Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the New Administration Agreement, the Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay the Oaktree Administrator its allocable portion of overhead and other expenses incurred by the Oaktree Administrator in performing its obligations under the New Administration Agreement, including, without limitation, a portion of the rent at market rates and compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us.
Available Information
We maintain a website at www.oaktreestrategicincome.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
Business Development Company Regulations
We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our outstanding voting securities.
On October 18, 2017, our Investment Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or business development company’s investment objective and strategies, as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and foreign exchange fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase such securities under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.
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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is substantially similar to a secured loan) involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Managerial Assistance to Portfolio Companies
Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
Code of Ethics
We have adopted a joint code of ethics with OCSL pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov and are available at the Investors: Corporate Governance portion of our website at www.oaktreestrategicincome.com.
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
Proxy Voting Policies
Our Investment Adviser will vote proxies relating to our securities in the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. The proxy voting decisions of our Investment Adviser with respect to any of our investments are made by the investment professionals responsible for monitoring such investment. To ensure that its vote is not the product of a conflict of interest, our Investment Adviser requires that: (a) anyone involved in the decision-making process disclose to its legal and compliance personnel any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records
You may obtain information, without charge, regarding how our Investment Adviser and Former Adviser voted proxies for us for the most recent 12-month period ended June 30, 2017 with respect to our portfolio securities by making a written request for proxy voting information to: Oaktree Specialty Lending Corporation, Chief Compliance Officer, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. Our independent registered public accounting firm is required to audit our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.

We will remain an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•	September 30, 2018; or

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt.
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt issued with warrants), we generally would be required to include in income each taxable year a portion of the OID that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. We also may be required to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of a loan or are paid in non-cash compensation such as warrants or stock. Because any OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.
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

RISK FACTORS
Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we or other business development companies face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose part or all of your investment. This section also describes the special risks of investing in business development companies, including the risks associated with investing in a portfolio of small and developing or financially troubled businesses.

Risks Relating to Economic Conditions
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.
When recessionary conditions exist, the financial results of small and mid-sized companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called "Brexit") has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the EU remain unclear at this time and could lead to political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Risks Relating to Our Business and Structure

Our Investment Adviser has limited experience operating under the constraints imposed on us as a business development company, which may hinder the achievement of our investment objectives.
The 1940 Act imposes numerous constraints on the operations of business development companies that do not apply to other investment vehicles managed by Oaktree and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Our Investment Adviser does not have any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Our Investment Adviser's track record and achievements are not necessarily indicative of the future results it will achieve. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate, or LIBOR, or the federal funds rate, or prime rate, so an increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. In addition, any increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
In addition, because we borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Investment Adviser to receive incentive fees.
Any general increase in interest rates would likely have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, a general increase in interest rates may make it easier for our Investment Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the New Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fee on income payable to our New Investment Adviser.
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
Our ability to achieve our investment objective depends on our Investment Adviser’s ability to support our investment process; if our Investment Adviser were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Investment Adviser. Our Investment Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Investment Adviser could depart at any time. Our Investment Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective. Our Investment Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.
Our business model depends to a significant extent upon strong referral relationships, and the inability of the personnel associated with our Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that personnel associated with our Investment Adviser will maintain and develop their relationships with intermediaries, banks and other sources, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If these individuals fail to maintain their existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the personnel associated with our Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. The failure of the personnel associated with our Investment Adviser to maintain existing relationships, grow new relationships, or for those relationships to generate investment opportunities could have an adverse effect on our business, financial condition and results of operations.
We may face increasing competition for investment opportunities, which could reduce returns and result in losses.
We compete for investments with other business development companies, public and private funds (including hedge funds, mezzanine funds and collateralized loan obligations) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

Our incentive fee may induce our Investment Adviser to make speculative investments.
The incentive fee payable by us to our Investment Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to our Investment Adviser is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, which may encourage our Investment Adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded and may result in an obligation for us to pay an incentive fee to the Investment Adviser even if we have incurred a loss for an applicable period. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock.
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
In addition, commencing with the fiscal year ending September 30, 2019, our Investment Adviser will receive an incentive fee based upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our Investment Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
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
The incentive fee we pay to our Investment Adviser relating to capital gains may be effectively greater than 17.5%.
Commencing with the fiscal year ending September 30, 2019, the Investment Adviser can earn an incentive fee based on our capital gains, calculated on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year. As a result of the operation of the cumulative method of calculating such capital gains portion of the incentive fee, the cumulative aggregate capital gains fee received by our Investment Adviser could be effectively greater than 17.5%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. This result would occur to the extent that, following receipt by the Investment Adviser of a capital gain incentive fee, we subsequently recognize capital depreciation and capital losses in excess of cumulative recognized capital gains. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. We borrow under our credit facility, have issued notes in our debt securitization and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2017, we had $76.5 million of outstanding indebtedness under our revolving credit facility with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian, or the Citibank facility; $180.0 million of debt outstanding under our $309.0 million debt securitization, or the 2015 Debt Securitization; and $6.5 million outstanding under our $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender, or the East West Bank Facility. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2017 was 3.46% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2017 total assets of at least 1.49%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.

As a business development company, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). If legislation to modify the 1940 Act and increase the amount of debt that business development companies may incur by modifying the asset coverage percentage were enacted into law, we would able to incur additional indebtedness.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-23.82%	-13.46%	-3.10%	7.27%	17.63%

For purposes of this table, we have assumed $608.7 million in total assets, $263.0 million in debt outstanding, $293.6 million in net assets as of September 30, 2017, and a weighted average interest rate of 3.46% as of September 30, 2017 (exclusive of deferred financing costs). Actual interest payments may be different.
Substantially all of our assets are subject to security interests under secured credit facilities or the 2015 Debt Securitization and if we default on our obligations under the facilities or the 2015 Debt Securitization, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2017, substantially all of our assets were pledged as collateral under our credit facilities or the 2015 Debt Securitization. If we default on our obligations under these facilities or the 2015 Debt Securitization, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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
Our Investment Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts to co-invest, subject to the conditions of the relief granted by the SEC, where doing so is consistent with the applicable registered fund’s or business development company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of this exemptive relief permitting us to co-invest with other funds managed by our Investment Adviser and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and (3) the investment by other funds advised by our Investment Adviser or its affiliates would not disadvantage us and our participation would not be on a basis different from, or less advantageous than, that of any other fund advised by our Investment Adviser or its affiliates participating in the transaction. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. We may also invest alongside funds managed by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.

There are significant potential conflicts of interest that could adversely impact our investment returns.
Our executive officers and directors, and certain members of our Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, a publicly-traded business development company with a portfolio of approximately $1.5 billion at fair value as of September 30, 2017. OCSL has historically invested in debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle-market companies similar to those we target for investment. In addition, though not the primary focus of its investment portfolio, OCSL’s investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both OCSL and us. OCSL operates as a distinct and separate public company and any investment in our common stock will not be an investment in OCSL. In addition, all of our executive officers and four of our independent directors serve in substantially similar capacities for OCSL. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Investment Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.
Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OCSL or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
We may invest alongside funds and accounts managed or sub-advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Investment Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or business development company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Investment Adviser. Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Investment Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the New Investment Advisory Agreement, our Investment Adviser’s liability is limited and we are required to indemnify our Investment Adviser against certain liabilities. This may lead our Investment Adviser to act in a riskier manner in performing its duties and obligations under the New Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the New Administration Agreement, the Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay the Oaktree Administrator its allocable portion of overhead and other expenses incurred by the Oaktree Administrator in performing its obligations under the New Administration Agreement, including, without limitation, a portion of the rent at market rates and the compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us. This arrangement creates conflicts of interest that our Board of Directors must monitor.
A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.
If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. See “ -Business Development Company Regulations.”
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
As a business development company, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the 1940 Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount).
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
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders at current levels, or at all.
When we make distributions, our distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent such distributions are paid out of our current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of a stockholder's basis in our stock and, assuming that a stockholder holds our stock as a capital asset, thereafter as a capital gain. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell or otherwise dispose of such shares. The tax liability incurred by such stockholders upon the sale or other disposition of shares of our common stock may increase even if such shares are sold at a loss.
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
To maintain our tax status as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

•
The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of the sum of our net taxable income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are and may, in the future, be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.

•	The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could cause us to incur substantial losses.
If we fail to be subject to tax as a RIC and are subject to entity-level U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income.
For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as OID or certain income accruals on contingent payment debt instruments, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such OID is generally required to be included in income before we receive any corresponding cash payments. In addition, our loans typically contain PIK interest provisions. Any PIK interest, computed at the contractual rate specified in each loan agreement, is generally required to be added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be distributed to our stockholders in cash or, in the event that we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to such income.
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
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash (which generally may not be less than 20% of the value of the overall distribution), each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on a distribution, such sales may put downward pressure on the trading price of our stock.

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Our entry into any such reverse repurchase agreements would be subject to the 1940 Act limitations on leverage. In connection with entry into a reverse repurchase agreement, we would effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement would make a loan to us in an amount equal to a percentage of the fair value of the collateral we have pledged. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and then receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage. For example, the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but we would remain obligated to purchase those securities, meaning that we bear the risk of loss that the proceeds at settlement are less than the fair value of the securities pledged. In addition, the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we would be adversely affected. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such agreements.

We are currently subject to an SEC investigation that could adversely affect our financial condition, business and results of operations.
We are the subject of an SEC investigation principally related to the activities of our Former Adviser, and we may possibly be subject to a variety of additional claims and lawsuits as well as additional SEC examinations or investigations. See “Business - Legal Proceedings.” The outcome of the SEC investigation may materially adversely affect our business, financial condition, and/or operating results and may continue without resolution for long periods of time. Litigation and responses to the SEC’s inquiries might consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources may, at times, be disproportionate to the amounts at stake. The SEC investigation is subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, particularly where the claims with respect to a particular period exceed both the amount of our insurance coverage relating to claims made with respect to the same period and the amount of any indemnification recoverable from Fifth Street Holdings L.P. In addition, we may incur expenses associated with defending ourselves against this litigation and other future claims and responding to the SEC’s inquiries, and these expenses may be material to our earnings in future periods that might exceed the amount of any indemnification recoverable from Fifth Street Holdings L.P. Under the New Investment Advisory Agreement, we are required to indemnify our Investment Adviser for its expenses incurred in any litigation arising from the rendering of our Investment Adviser’s services under the investment advisory agreement or otherwise as our Investment Adviser absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, and our Former Adviser may seek similar indemnification under the Former Investment Advisory Agreement.
We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms within an attractive timeframe.
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
We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we will invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find shares of our common stock less attractive because we rely on this exemption. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile. We did not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) September 30, 2018 or (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, President Trump and certain members of Congress have indicated that they intend to seek to amend or repeal the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, and to substantially amend and reform the Code. Any amendment or repeal of such legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.
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
We identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board, or PCAOB, for the period ended September 30, 2017. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
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
As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NASDAQ Global Select Market. Beginning with the fiscal year ending September 30, 2018, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, which will increase costs associated with our periodic reporting requirements.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as "high yield" and “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. As of September 30, 2017, 19.7% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Increases in interest rates may affect the ability of our portfolio companies to repay debt or pay interest, which may in turn affect the value of our portfolio investments, and our business, financial condition and results of operations. Among other things, our portfolio companies:

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

•
are more likely to depend on the management talents and efforts of a small group of people; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

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
We invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. Furthermore, such an investment strategy involves a dependence on the management talents and efforts of a small group of people as well as a greater vulnerability to economic downturns. We must therefore rely on the ability of our Investment Adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.
If we acquire the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
We may acquire the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.
We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied whether through a liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.
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
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through a follow-on investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may reduce the expected yield on the investment or impair the value of our investment in any such portfolio company.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in first lien loans issued by small and mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to enter bankruptcy proceedings, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions may be taken with respect to the collateral and will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event such portfolio companies default on their indebtedness.
We have made, and may in the future make, unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of small and mid-sized companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.
We may incur greater risk with respect to investments we acquire through assignments or participations of interests.
Although we originate a substantial portion of our loans, we may acquire loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the loan with respect to which we are buying a participation as we would conduct if we were investing directly in the loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such loans than we expected when initially purchasing the participation.

Our investments in Internet and software companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.
As of September 30, 2017, our investments in Internet and software companies represented 21.72% of our total portfolio, at fair value. Our investments in Internet and software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Internet and software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the Internet and software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the United States and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of Internet and software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the United States and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the Internet and software companies in our portfolio.
We generally do not, and do not expect to, control our portfolio companies.
We do not, and do not expect to, control most of our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor, including actions that could decrease the value of our investment. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation.
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
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we have made in the past and may make in the future direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
We are subject to certain risks associated with foreign investments.
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the 1940 Act, under which qualifying assets must represent at least 70% of our total assets. See “Business Development Company Regulations — Qualifying Assets.”
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
The success of any hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rate or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Risks Relating to Our Business and Structure- Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.”

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among industries or issuers. To the extent that we assume large positions in a certain type of security or the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the security, industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries, including the Internet and software industry. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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

Risks Relating to Our Common Stock
Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.
Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. During the last two years, shares of our common stock have regularly traded below our net asset value. We cannot predict whether our common stock will trade at, above or below net asset value.
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
Certain provisions of our restated certificate of incorporation and our bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.
Our restated certificate of incorporation and our bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.
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
Risks Related to Our Debt Securitization
We are subject to risks associated with the 2015 Debt Securitization.
As a result of the 2015 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the 2015 Debt Securitization, institutional investors purchased $222.6 million long-term secured notes, or the 2015 Notes, issued by FS Senior Funding Ltd., our wholly-owned subsidiary, or the 2015 Issuer, in a private placement.
We are subject to certain risks as a result of our interests in the junior notes and membership interests of the 2015 Issuer.
Under the terms of the master transfer agreement governing the 2015 Debt Securitization, we sold to the 2015 Issuer all of our ownership interest in certain of our portfolio loans and participations for the purchase price and other consideration set forth in such master transfer agreement. Following this transfer, the 2015 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the 2015 Debt Securitization and as of September 30, 2015, we held the Class C Senior Secured Notes, or the Class C Notes, as well as all of the subordinated notes, or the Subordinated 2015 Notes, of the 2015 Issuer. As a result, we consolidate the financial statements of the 2015 Issuer, as well as our other subsidiaries, in our Consolidated Financial Statements. Because the 2015 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2015 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The Class C Notes are subordinated obligations of the 2015 Issuer.
The Class C Notes are the most junior class of rated notes issued by the 2015 Issuer, are subordinated in priority of payment to the Class A-T Senior Secured Floating Rate Notes, Class A-R Senior Secured Revolving Floating Rate Notes, Class A-S Senior Secured Floating Rate Notes, or collectively, the Class A Notes, and the Class B Senior Secured Floating Rate Notes, or the Class B Notes, and, together with the Class A Notes, the Senior 2015 Notes, and are subject to certain payment restrictions set forth in the indenture governing the 2015 Debt Securitization. Therefore, we only receive cash distributions on the Class C Notes if the 2015 Issuer has made all cash interest payments on all the Senior 2015 Notes it has issued. Consequently, to the extent that the value of the 2015 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class C Notes at their redemption will be reduced because the Class C Notes are junior to the Senior 2015 Notes and will bear losses of the 2015 Issuer’s portfolio of loan investments prior to the Senior 2015 Notes.

The 2015 Issuer, as holder of the Subordinated 2015 Notes, is the residual claimant on funds, if any, remaining after holders of all classes of 2015 Notes have been paid in full on each payment date or upon maturity of such notes under the 2015 Debt Securitization documents. The Subordinated 2015 Notes in the 2015 Issuer represent all of the residual interest in the 2015 Issuer, and, as the holder of the Subordinated 2015 Notes, we may receive distributions, if any, only to the extent that the 2015 Issuer makes distributions out of funds remaining after holders of all classes of 2015 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such 2015 Notes.
The interests of holders of the senior classes of securities issued by the 2015 Issuer may not be aligned with our interests.
The Class A Notes are the debt obligations ranking senior in right of payment to other securities issued by the 2015 Issuer in the 2015 Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A Notes may not be aligned with the interests of holders of the other classes of notes issued by the 2015 Issuer. For example, under the terms of the Class A Notes, holders of the Class A Notes have the right to receive payments of principal and interest prior to holders of the Class B Notes, the Class C Notes and the 2015 Issuer and the holders of the Class B Notes have the right to receive payments of the principal and interest prior to the holders of the Class C Notes.
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
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture governing the 2015 Debt Securitization, the Controlling Class, as the most senior class of notes then outstanding in the 2015 Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and Subordinated 2015 Notes. In addition, if an event of default under the 2015 Debt Securitization occurs, holders of a majority of the Controlling Class of the 2015 Debt Securitization may be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2015 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2015 Issuer. If at such time the portfolio loans were not performing well, the 2015 Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the 2015 Notes or the Subordinated 2015 Notes.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the 2015 Notes that are subordinated to the Controlling Class, and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the 2015 Issuer or us or that the 2015 Issuer or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2015 Debt Securitization, the Class C Notes will be subordinated to payment of the Class A Notes and Class B Notes and may not be paid in full to the extent funds remaining after payment of the Class A Notes and Class B Notes are insufficient. In addition, under the 2015 Debt Securitization, after the Class A Notes and Class B Notes are paid in full, the holder of the Class C Notes will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2015 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our status as a RIC.

The 2015 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the 2015 Debt Securitization, there are two asset coverage tests applicable to the 2015 Notes. The first such test compares the amount of interest received on the portfolio loans held by the 2015 Issuer to the amount of interest payable in respect of the Class A Notes, the Class B Notes and the Class C Notes, with respect to the 2015 Issuer. To meet this first test, interest received on the portfolio loans must equal at least 200.0% of the interest payable in respect of the Class A Notes and Class B Notes, taken together, and at least 175.0% of the interest payable in respect of the Class C Notes. The second such test compares the principal amount of the portfolio loans of the applicable debt securitization to the aggregate outstanding principal amount of the Class A Notes, the Class B Notes and the Class C Notes. To meet this second test at any time, the aggregate principal amount of the portfolio loans must equal at least 144.95% of the Class A Notes and the Class B Notes, taken together, and 131.63% of the Class C Notes. If any asset coverage test with respect to the Class A Notes, the Class B Notes or Class C Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C Notes and the 2015 Issuer will instead be used to redeem first the Class A Notes and then the Class B Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
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
We receive cash from the 2015 Issuer only to the extent of payments on the Class C Notes and distributions, if any, with respect to the membership interests of the 2015 Issuer as permitted under the 2015 Debt Securitization. The 2015 Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the 2015 Debt Securitization, which generally provide that principal payments on the Class C Notes may not be made on any payment date unless all amounts owing under the Class A Notes and Class B Notes are paid in full. If the 2015 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2015 Debt Securitization, cash would be diverted from the Class C Notes to first pay the Class A Notes and Class B Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash indirectly from the 2015 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all.
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
We and FS Senior Funding Ltd. have entered into a collateral management agreement, an agreement entered into between a manager and a debt securitization vehicle or similar issuer, which sets forth the terms and conditions pursuant to which the manager provides advisory and/or management services with respect to the client’s securities portfolio. Under the collateral management agreement, we serve as collateral manager of the 2015 Debt Securitization. We have retained a sub-collateral manager, which, as of October 17, 2017, was the Investment Adviser and, prior to October 17, 2017, was the Former Adviser, to furnish collateral management sub-advisory services to us pursuant to a sub-collateral management agreement with our investment adviser.
In our capacity as the collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the investments held by the 2015 Debt Securitization, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of the 2015 Debt Securitization’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in the 2015 Debt Securitization holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the 2015 Notes. Any amendment, waiver, modification or other restructuring that reduces the 2015 Debt Securitization’s compliance with certain financial tests will make it more likely that the 2015 Debt Securitization will need to utilize cash to pay down the unpaid principal amount of the 2015 Notes to cure any breach in such test instead of making payments on the 2015 Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.
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
The 2015 Debt Securitization depends on the managerial expertise and key personnel available to the collateral manager.
The 2015 Debt Securitization’s activities are directed by us (or any successor collateral manager). As of October 17, 2017, we retained the Investment Adviser to furnish collateral management sub-advisory services. In our capacity as holder of the 2015 Notes, we are generally not able to make decisions with respect to the management, disposition or other realization of any investment, or other decisions regarding the business and affairs of the 2015 Debt Securitization. Consequently, the success of the 2015 Debt Securitization will depend, in large part, on the financial and managerial expertise of the investment professionals available to the sub-collateral manager, which, as of October 17, 2017, was the Investment Adviser. There can be no assurance that such investment professionals will continue to serve in their current positions or continue to be authorized persons of the Investment Adviser. Although such investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the obligations under the collateral management sub-advisory services agreement to the 2015 Debt Securitization effectively, they will not devote all of their professional time to the affairs of the 2015 Debt Securitization.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed OCSL and FSAM securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSL, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel. Our Investment Adviser is not subject to these subpoenas.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock currently trades on the NASDAQ Global Select Market under the symbol “OCSI.” Through October 17, 2017, our common stock traded under the symbol “FSFR.” The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2017
First quarter	$9.53	$8.30
Second quarter	$10.37	$8.50
Third quarter	$8.88	$7.30
Fourth quarter	$9.09	$7.89
Fiscal year ended September 30, 2016
First quarter	$9.10	$7.34
Second quarter	$8.68	$6.53
Third quarter	$8.35	$7.25
Fourth quarter	$8.99	$7.94
The last reported price for our common stock on December 7, 2017 was $8.32 per share. As of December 7, 2017, we had five stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2017.
Distributions
Our distributions, if any, are determined by our Board of Directors.
In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed as dividends for U.S. federal income tax purposes, or deemed to be distributed, to our stockholders on a timely basis.
To maintain RIC tax treatment, we must, among other things, distribute dividends to our stockholders each taxable year of an amount generally, with respect to each taxable year, at least equal to 90% of our investment company net taxable income (i.e., the sum of our net ordinary income plus our realized net short-term capital gains in excess of realized net long-term capital losses determined without regard to any deduction for dividends paid). Depending on the level of taxable income earned in a taxable year, we may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the taxable year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business - Taxation as a Regulated Investment Company” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulated Investment Company Status and Distributions.”
We have adopted an “opt out” dividend reinvestment plan, or DRIP, for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the DRIP so as to receive cash distributions.
In accordance with certain applicable Treasury regulations and related administrative authorities issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to certain requirements, including those relating to the amount of cash to be distributed to all stockholders in connection with such distributions. If too many stockholders elect to receive cash (which generally may not be less than 20% of the value of the overall distribution), each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or administrative authorities.
The following table reflects the distributions per share, including any return of capital, that our Board of Directors has declared, including shares issued under our DRIP on our common stock since October 1, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Total Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	0.075	2,210,008	12,080	108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,210,008	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,210,007	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,210,007	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,210,008	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,210,008	4,383	34,578
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,210,008	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,210,007	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,210,007	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,210,008	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,210,008	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,210,008	3,078	26,811
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	0.075	2,210,008	3,146	26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,210,008	2,986	26,909
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,210,008	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,210,008	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,210,008	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.040	1,178,671	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.190	5,598,686	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.190	5,598,686	6,991	61,887
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.190
_______________________
(1) Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative total return provided to shareholders on Oaktree Strategic Income Corporation’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of our two direct competitors, Solar Senior Capital Ltd. and PennantPark Floating Rate Capital Ltd. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on July 12, 2013, the date our common stock was listed, and in each index and in the peer group at June 30, 2013, and its relative performance is tracked through September 30, 2017. The stock performance graph shows returns during management by the Former Adviser.

## COMPARISON OF 17 QUARTERS CUMULATIVE TOTAL RETURN*

Among Oaktree Strategic Income Corporation, the NYSE Composite Index, the NASDAQ Financial Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/12/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
Oaktree Strategic Income Corporation
NYSE Composite
NASDAQ Financial
Peer Group

*$100 invested on 7/12/13 in stock or 6/30/13 in index, including reinvestment of dividends.
Fiscal year ending September 30.

	7/12/13	9/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15

Oaktree Strategic Income Corporation	100.00	95.69	95.04	104.85	104.23	90.00	80.14	85.71	76.59
NYSE Composite	100.00	105.64	114.82	116.93	122.75	120.34	122.57	123.97	123.72
NASDAQ Financial	100.00	104.75	117.25	118.72	117.66	114.96	124.17	126.50	131.77
Peer Group	100.00	96.46	98.55	97.72	100.79	96.61	97.25	103.96	104.49

	9/15	12/15	3/16	6/16	9/16	12/16	3/17	6/17	9/17

Oaktree Strategic Income Corporation	73.94	75.19	70.94	73.29	80.95	84.47	87.36	82.74	91.28
NYSE Composite	112.91	117.55	119.12	123.31	126.85	131.59	137.62	141.83	148.09
NASDAQ Financial	122.67	128.11	124.96	127.04	137.93	161.48	160.89	169.33	180.84
Peer Group	94.94	95.11	99.33	109.35	116.81	124.87	131.45	131.22	137.57

Selected unaudited quarterly financial data for Oaktree Strategic Income Corporation for the years ended September 30, 2017, 2016, and 2015, are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$11,820	$12,171	$11,020	$11,561	$13,203	$13,114	$13,195	$13,914	$14,068	$14,140	$11,341	$11,923
Net investment income	5,521	5,930	5,086	5,884	6,342	6,164	5,785	7,002	7,402	7,086	6,294	7,496
Net realized and unrealized gain (loss)	(19,984)	(5,791)	(254)	(5,159)	2,251	(5,248)	(6,445)	(20,308)	(7,115)	(4,632)	393	(1,012)
Net increase (decrease) in net assets resulting from operations	(14,463)	139	4,832	725	8,593	916	(660)	(13,306)	287	2,454	6,687	6,484
Net assets	293,636	313,698	319,158	319,924	325,829	323,866	329,580	334,661	356,807	361,782	368,168	370,322
Total investment income per common share	$0.40	$0.41	$0.37	$0.39	$0.45	$0.45	$0.45	$0.47	$0.48	$0.48	$0.38	$0.40
Net investment income per common share	0.19	0.20	0.17	0.20	0.22	0.21	0.20	0.24	0.25	0.24	0.21	0.25
Earnings (loss) per common share	(0.49)	—	0.16	0.02	0.29	0.03	(0.02)	(0.45)	0.01	0.08	0.23	0.22
Net asset value per common share at period end	9.97	10.65	10.83	10.86	11.06	10.99	11.18	11.36	12.11	12.28	12.49	12.57

Item 6.     Selected Financial Data
The following selected financial data should be read together with our Consolidated Financial Statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal years ended September 30, 2017, 2016, 2015 and 2014 and as of September 30, 2013 and for the period from the commencement of operations, June 29, 2013, through September 30, 2013 set forth below was derived from our audited financial statements and related notes for Oaktree Strategic Income Corporation.

	As of and for the Year Ended September 30, 2017	As of and for the Year Ended September 30, 2016	As of and for the Year Ended September 30, 2015	As of and for the Year Ended September 30, 2014	As of September 30 and for the period from June 29, 2013 through September 30, 2013
Statement of Operations data:
Total investment income	$46,571,856	$53,426,234	$51,472,531	$12,516,674	$456,417
Base management fee, net	5,648,467	6,128,072	5,931,155	1,602,617	61,379
Part I incentive fee	3,236,320	5,211,729	5,689,371	708,235	—
Part II incentive fee	—	—	(766,552)	774,841	137,609
All other expenses	15,265,376	16,793,749	12,340,527	3,667,100	241,723
Net investment income	22,421,693	25,292,684	28,278,030	5,763,881	15,706
Net realized and unrealized gain (loss) on investments	(31,188,572)	(29,750,301)	(12,365,948)	3,600,076	688,043
Net increase (decrease) in net assets resulting from operations	(8,766,879)	(4,457,617)	15,912,082	9,363,957	703,749
Per share data:
Net asset value per common share at period end	$9.97	$11.06	$12.11	$12.65	$15.11
Market price at period end	8.80	8.56	8.73	11.82	13.54
Net investment income (2)	0.76	0.86	0.96	0.62	—
Net realized and unrealized gain (loss) on investments (2)	(1.06)	(1.01)	(0.42)	0.39	0.13
Net increase (decrease) in net assets resulting from operations (2)	(0.30)	(0.15)	0.54	1.01	0.13
Distributions per common share	0.80	0.90	1.07	1.01	—
Balance Sheet data at period end:
Total investments at fair value	$560,436,660	$573,604,381	$623,647,474	$300,001,397	$48,653,617
Cash, cash equivalents and restricted cash	43,012,387	28,815,679	52,692,097	109,557,165	52,346,831
Other assets	5,213,604	19,997,081	21,370,913	2,946,782	449,596
Total assets	608,662,651	622,417,141	697,710,484	412,505,344	101,450,044
Total liabilities	315,026,217	296,587,747	340,903,381	39,827,666	744,775
Total net assets	293,636,434	325,829,394	356,807,103	372,677,678	100,705,269
Other data:
Weighted average yield on debt investments(1)	7.52%	8.58%	8.22%	7.27%	6.81%
Number of portfolio companies at period end	67	63	64	48	8

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

(2)	Calculated based on weighted average shares outstanding for the period.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of our Investment Adviser to reposition our portfolio and to implement our Investment Adviser’s future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
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
Except as otherwise specified, references to the “Company,” “we,” “us,” and “our,” refer to Oaktree Strategic Income Corporation and its consolidated subsidiaries.
Business Overview
We are a specialty finance company dedicated to providing customized capital solutions for middle-market companies in both the syndicated and private placement markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, we have qualified and elected to be treated as a RIC under the Code for tax purposes.
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of OCG, a global investment manager specializing in alternative investments, pursuant the New Investment Advisory Agreement. OFA, a subsidiary of our Investment Adviser, also provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and we were named Fifth Street Senior Floating Rate Corp.
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies with primarily first lien secured debt financings that pay us interest at rates which are determined periodically on the basis of a floating base lending rate. We invest in companies across a variety of industries that typically possess resilient business models with strong underlying fundamentals. We deploy capital across credit and economic cycles with a focus on long-term results, which enables us to build lasting partnerships with financial sponsors and management teams. Under normal market conditions, through January 18, 2018, at least 80% of the value of our net assets plus borrowings for investment purposes will be invested in floating rate senior loans, which include both first and second lien secured debt financings. We may also invest in unsecured loans, including subordinated loans, issued by private middle-market companies and, to a lesser extent, senior and subordinated loans issued by public companies and equity investments.
Following entry into the New Investment Advisory Agreement, our Investment Adviser intends to reposition our portfolio in the near-term in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Business Environment and Developments
The opportunity set in credit is still dominated by the search for yield as central banks in Japan and Europe continue their accommodative monetary policies. This glut of capital is resulting in significant inflows into sub-investment grade credit from investors seeking higher spreads as investment grade and highly rated sub-investment grade credit trade at close-to-historically tight levels.
During the fiscal year 2017, the spread on the BAML High Yield Single B Index ranged between 3.43% and 5.34% and was 3.57% as of September 30, 2017. In addition, during fiscal year 2017 the Credit Suisse Leveraged Loan Index spread ranged between 3.64% and 4.57% and was 3.87% as of September 30, 2017. The weighted average annual yield on the OCSI portfolio of 7.5% compares favorably in the current environment.
In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that the Company has the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.

New Investment Advisory Agreement with Oaktree
Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of OCSL and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the Former Investment Advisory Agreement and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree. See “Business-The Investment Adviser” and “-New Investment Advisory Agreement.”
Critical Accounting Policies
Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946.
Investment Valuation
We report our investments for which current market values are not readily available at fair value. We value our investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follow:

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

If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, our Investment Adviser obtains and analyzes readily available market quotations provided by independent pricing services for all of our senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
Our Investment Adviser evaluates the prices obtained from independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, our Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Our Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that we are deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield technique, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

We estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including, the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by our Investment Adviser’s valuation team in conjunction with the Investment Adviser’s portfolio management team and investment professionals responsible for each portfolio investment;

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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with our Investment Adviser, and our Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between our Investment Adviser and the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments at September 30, 2017 and September 30, 2016 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. Typically, a higher percentage of our portfolio is valued by independent valuation firms in our fiscal fourth quarter due to additional year-end procedures. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current and two preceding fiscal years were as follows:

As of December 31, 2014	54.1%
As of March 31, 2015 (1)	32.1%
As of June 30, 2015	23.8%
As of September 30, 2015 (2)	76.5%
As of December 31, 2015	29.3%
As of March 31, 2016	25.0%
As of June 30, 2016	32.0%
As of September 30, 2016 (2)	73.5%
As of December 31, 2016	29.6%
As of March 31, 2017	30.1%
As of June 30, 2017	29.4%
As of September 30, 2017 (2)	63.8%
__________
(1) The decrease from prior quarters is primarily related to the increased use of market quotations to value certain of our portfolio investments beginning in the quarter ended March 31, 2015.
(2) Valuations performed by independent valuation firms as of September 30, 2017, 2016 and 2015 were higher primarily due to additional year-end procedures related to portfolio investments that were valued using market quotations based on only one source.

As of September 30, 2017 and September 30, 2016, approximately 92.1% and 92.2%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and the portfolio companies, in management’s judgment, are likely to continue timely payment of their remaining interest. As of September 30, 2017, there were three investments on which we had stopped accruing cash and/or PIK interest or OID income.
In connection with our investment in a portfolio company, we sometimes receive nominal cost equity that is valued as part of the negotiation process with the portfolio company. When we receive nominal cost equity, we allocate our cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
We generally recognize dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from such equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
We receive a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
PIK Interest
Our loans may contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security when it is determined that PIK interest is no longer collectible. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see "Risk Factors - Risks Relating to Our Business and Structure - We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income," "- We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive" and "- Our incentive fee may induce our Investment Adviser to make speculative investments" elsewhere in this annual report. To maintain our status as a RIC, income from PIK interest must be paid out to our stockholders as distributions even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $0.5 million and $0.1 million as of September 30, 2017 and September 30, 2016, respectively. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in FSFR Glick JV. As of September 30, 2017, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the fiscal year ended September 30, 2017.
During the year ended September 30, 2017, we originated $290.8 million of investment commitments in 36 new and 12 existing portfolio companies and funded $290.6 million of investments.
During the year ended September 30, 2017, we received $215.3 million in connection with the full repayments and exits of 27 of our investments and an additional $61.7 million in connection with other paydowns and sales of investments.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2017	September 30, 2016
Cost:
Senior secured debt	86.50%	86.40%
Subordinated notes of FSFR Glick JV	10.61	10.66
LLC equity interests of FSFR Glick JV	1.18	1.18
Purchased equity	1.71	1.76
Equity grants	—	—
Total	100.00%	100.00%

	September 30, 2017	September 30, 2016
Fair value:
Senior secured debt	89.53%	87.58%
Subordinated notes of FSFR Glick JV	10.28	9.92
LLC equity interests of FSFR Glick JV	—	1.12
Purchased equity	0.19	1.36
Equity grants	—	0.02
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2017	September 30, 2016
Cost:
Internet software & services	21.46%	22.07%
Multi-sector holdings (1)	11.79	11.84
Healthcare services	8.41	14.80
Advertising	7.19	8.06
Application software	5.59	5.35
Diversified support services	4.00	3.28
IT consulting & other services	3.39	1.47
Human resources & employment services	3.33	—
Specialized finance	2.54	—
Environmental & facilities services	2.34	1.06
Oil & gas equipment & services	2.32	0.70
Distributors	2.14	—
Industrial machinery	2.06	0.64
Real estate services	2.02	—
Commercial printing	1.96	0.98
Integrated telecommunication services	1.87	4.06
Food retail	1.66	1.15
Data processing & outsourced services	1.62	1.64
Pharmaceuticals	1.50	1.53
Specialty Stores	1.38	—
Security & alarm services	1.33	2.97
Computer & Electronics Retail	1.22	—
Research & consulting services	1.14	2.85
Personal products	1.08	0.21
Aerospace & defense	1.07	—
Auto parts & equipment	0.97	—
Healthcare distributors	0.82	—
Casinos & gaming	0.82	—
Housewares & specialties	0.79	—
Trucking	0.67	—
Fertilizers & agricultural chemicals	0.54	0.59
Hypermarkets & super centers	0.50	—
Specialized consumer services	0.27	3.76
Computer hardware	0.21	0.66
Education services	—	2.54
Electronic equipment & instruments	—	1.82
Diversified capital markets	—	1.45
Construction and engineering	—	0.98
Wireless telecommunication services	—	0.95
Food distributors	—	0.95
Restaurants	—	0.83
Healthcare technology	—	0.81
	100.00%	100.00%

	September 30, 2017	September 30, 2016
Fair value:
Internet software & services	21.72%	20.82%
Multi-sector holdings (1)	10.28	11.04
Advertising	7.34	8.49
Application software	6.06	5.65
Healthcare services	5.27	14.64
Diversified support services	4.40	3.42
IT consulting & other services	3.66	1.55
Human resources & employment services	3.59	—
Specialized finance	2.79	—
Environmental & facilities services	2.55	1.14
Oil & gas equipment & services	2.51	0.71
Distributors	2.31	—
Industrial machinery	2.22	0.66
Real estate services	2.19	—
Commercial printing	2.13	1.03
Integrated telecommunication services	2.03	4.30
Food retail	1.82	1.22
Data processing & outsourced services	1.76	1.71
Pharmaceuticals	1.61	1.57
Specialty Stores	1.46	—
Security & alarm services	1.42	3.11
Computer & Electronics Retail	1.34	—
Research & consulting services	1.25	2.99
Personal products	1.18	0.22
Aerospace & defense	1.17	—
Auto parts & equipment	1.03	—
Casinos & gaming	0.90	—
Healthcare distributors	0.88	—
Housewares & specialties	0.85	—
Trucking	0.73	—
Hypermarkets & super centers	0.51	—
Fertilizers & agricultural chemicals	0.50	0.59
Specialized consumer services	0.30	3.93
Computer hardware	0.24	0.68
Education services	—	2.67
Electronic equipment & instruments	—	1.90
Diversified capital markets	—	1.53
Construction and engineering	—	1.01
Food distributors	—	0.98
Restaurants	—	0.87
Healthcare technology	—	0.83
Wireless telecommunication services	—	0.74
	100.00%	100.00%
___________________

(1)	This industry includes our investment in FSFR Glick JV.

Loans and Debt Securities on Non-Accrual Status
As of September 30, 2017, September 30, 2016 and September 30, 2015, there were three, one and one investments, respectively, on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2017, September 30, 2016 and September 30, 2015 were as follows:

	September 30, 2017				September 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$564,231,285	96.02%	$553,084,120	98.88%	$563,757,229	96.74%	$552,114,644	98.72%	$619,529,324	98.79%	$613,701,960	99.28%
PIK non-accrual (paying) (1)	—	—	—	—	—	—	—	—	7,605,257	1.21	4,427,839	0.72
Cash non-accrual (nonpaying) (2)	23,381,863	3.98	6,292,551	1.12	19,027,017	3.26	7,156,160	1.28	—	—	—	—
Total	$587,613,148	100.00%	$559,376,671	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$627,134,581	100.00%	$618,129,799	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of September 30, 2017, September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2017	September 30, 2016	September 30, 2015
Answers Corporation (2)	—	Cash non-accrual (1)	PIK non-accrual (1)
Ameritox Ltd.	Cash non-accrual (1)	—	—
New Trident Holdcorp, Inc. - second lien term loan	Cash non-accrual (1)	—	—
Metamorph US 3, LLC	Cash non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
As of September 30, 2017, we no longer held this investment. As of September 30, 2016, our investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status. As of September 30, 2015, only the second lien term loan was on PIK non-accrual.

Income non-accrual amounts for the years ended September 30, 2017, 2016 and 2015, which may include amounts for investments that were no longer held at the end of the period, were as follows:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Cash interest income	$1,291,399	$1,136,652	$—
PIK interest income	351,323	—	—
OID income	89,553	57,735	13,816
Total	$1,732,275	$1,194,387	$13,816

FSFR Glick JV LLC
In October 2014, we entered into an LLC agreement with GF Equity Funding to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by the FSFR Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and we and GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for the Subordinated Notes. As of September 30, 2017 and September 30, 2016, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
FSFR Glick JV's portfolio consisted of middle-market and other corporate debt securities of 23 and 36 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of September 30, 2017 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which we may invest directly.
FSFR Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both September 30, 2017 and September 30, 2016. On June 29, 2017, this Deutsche Bank facility was assigned by Credit Suisse AG, Cayman Islands Branch to Deutsche Bank AG, New York Branch. Borrowings under the Deutsche Bank facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of September 30, 2017 and September 30, 2016. Under the Deutsche Bank facility, $56.9 million and $124.6 million in borrowings were outstanding as of September 30, 2017 and September 30, 2016, respectively.
We have determined that FSFR Glick JV is an investment company under ASC 946; however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in FSFR Glick JV.
As of September 30, 2017 and September 30, 2016, FSFR Glick JV had total assets of $126.7 million and $201.1 million, respectively. Our investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value as of September 30, 2017. As of September 30, 2016, our investment consisted of LLC equity interests and Subordinated Notes of $63.3 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2017 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million. $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.6 million and $81.3 million in aggregate commitments was funded as of September 30, 2017 and September 30, 2016, respectively, of which $71.4 million and $71.1 million, respectively, was from us. As of each of September 30, 2017 and September 30, 2016, we had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.5 million and $14.7 million, respectively, was unfunded. As of each of September 30, 2017 and September 30, 2016, we had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Senior secured loans (1)	$115,964,537	$194,346,557
Weighted average current interest rate on senior secured loans (2)	6.92%	7.08%
Number of borrowers in FSFR Glick JV	23	36
Largest loan exposure to a single borrower (1)	$11,267,524	$12,641,009
Total of five largest loan exposures to borrowers (1)	$42,833,696	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

FSFR Glick JV Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	$2,287,177	$2,243,202	$265,211
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,287,177	4,537,147	265,211
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	11,267,524	11,220,478	11,267,116
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	6,279,920	6,225,992	6,358,419
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	6,825,900	6,477,372	2,592,115
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	8,659,650	8,659,650	8,659,223
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.49%	2,977,041	2,967,620	2,988,205
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.82%	8,160,622	8,141,224	8,099,417
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.58%	2,075,162	2,073,617	2,064,786
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.75% (1.25% floor) cash	7.08%	2,018,206	2,000,877	1,453,109
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	6.86%	3,876,067	3,880,408	3,892,211
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.08%	7,920,000	7,790,262	7,840,800
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	4,126,500	4,099,195	4,095,551
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.81%	3,000,000	2,933,633	3,030,000
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.34%	5,990,978	5,932,073	5,826,226
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	6,386,250	6,338,479	6,306,422
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	3,920,000	3,877,655	3,919,865
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	1,027,425	1,006,080	1,027,390
Total Valet Merger Sub, Inc. (3)						4,947,425	4,883,735	4,947,255
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.58%	3,930,134	3,912,198	3,890,832
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.06%	4,913,924	4,790,511	4,901,639
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.24%	1,823,268	1,821,822	1,825,054
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610,174	4,572,990	4,610,400
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.33%	4,042,355	3,995,621	4,010,198
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.24%	4,950,000	4,938,077	4,917,008
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	4,228,750	4,150,304	4,228,752
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	667,510	635,208	667,510
Total MHE Intermediate Holdings, LLC						4,896,260	4,785,512	4,896,262
Total Portfolio Investments						$115,964,537	$116,978,493	$108,737,459
__________
(1) Represents the current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.

(2) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV as of September 30, 2017.
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
(5) This investment was on cash non-accrual status as of September 30, 2017.

FSFR Glick JV Portfolio as of September 30, 2016

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.00%	$2,339,146	$2,336,840	$2,322,917
	Healthcare services	119,910.76 Class B Preferred Units				—	119,911	131,369
	Healthcare services	368.96 Class A Common Units				—	2,174,034	981,348
Total Ameritox Ltd.						2,339,146	4,630,785	3,435,634
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	6.25%	7,899,749	7,636,708	4,265,865
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.00%	12,641,009	12,554,571	12,538,499
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	6.25%	7,392,405	7,306,444	7,420,127
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	7.50%	6,900,283	6,808,009	5,744,139
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.00%	9,125,000	9,125,000	9,099,254
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	5.99%	1,793,550	1,779,633	1,784,582
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6.34%	2,570,471	2,567,575	2,556,891
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6.34%	6,840,000	6,832,715	6,803,695
Total Teaching Strategies, LLC						9,410,471	9,400,290	9,360,586
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	5.50%	7,179,097	7,144,396	7,144,248
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.50%	8,291,864	8,267,671	7,960,189
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	6.50%	7,034,441	7,010,963	7,015,051
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	8.00%	9,850,000	9,672,034	9,772,706
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	6.50%	3,438,750	3,452,038	3,412,959
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	9.25%	3,000,000	2,958,409	2,782,500
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	6.50%	2,304,900	2,308,815	2,277,114
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.25%	2,096,666	2,094,658	1,978,729
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	6.50%	2,041,357	2,014,233	1,755,567
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	6.63%	5,909,774	5,915,626	5,776,805
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	6.00%	3,940,000	3,926,700	3,959,700
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7.75%	8,000,000	7,842,222	7,920,000
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.50%	4,168,500	4,133,700	4,147,658

Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	6.00%	642,692	581,620	645,155
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	6.00%	3,853,704	3,837,366	3,844,069
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	9.00%	5,730,937	5,707,511	5,702,282
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.50%	3,000,000	2,922,316	3,039,954
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	6.75%	7,850,000	7,773,386	7,727,344
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/17/2022	LIBOR+5.75% (1% floor) cash	6.00%	6,477,948	6,392,100	6,226,928
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.00%	6,451,250	6,393,472	6,443,186
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.00%	3,960,000	3,906,498	4,026,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.25%	3,970,390	3,948,754	3,950,538
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	6.75%	4,963,924	4,814,658	4,889,465
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.00%	1,920,000	1,916,612	1,919,232
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	7.75%	4,962,500	4,912,596	4,967,689
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	7.25%	3,900,000	3,839,938	3,954,402
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7.25%	7,406,250	7,261,422	7,386,738
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.00%	4,500,000	4,433,644	4,432,500
Total Portfolio Investments						$194,346,557	$194,624,798	$188,708,220
__________
(1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and FSFR Glick JV as of September 30, 2016.
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

The cost and fair value of our aggregate investment in FSFR Glick JV held by us was $71.3 million and $57.6 million, respectively, as of September 30, 2017 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the year ended September 30, 2017 and September 30, 2016, we earned interest income of $5.8 million and $5.1 million, respectively, on our investment in the Subordinated Notes, respectively. We reversed $0.6 million of dividend income previously recorded in prior periods during the year ended September 30, 2017 with respect to our LLC equity interests since we determined that such dividend payments may no longer be collectible. We earned dividend income of $2.7 million for the year ended September 30, 2016 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent FSFR Glick JV has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for FSFR Glick JV as of September 30, 2017 and September 30, 2016 and for the years ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2017: $116,978,493; cost September 30, 2016: $194,624,798)	$108,737,459	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	13,891,899	980,605
Restricted cash	2,249,575	3,343,303
Receivable from unsettled transactions	—	952,591
Due from portfolio companies	7,653	—
Other assets	1,791,077	2,162,942
Total assets	$126,677,663	$201,133,086

Senior credit facility payable	$56,881,939	$124,615,636
Subordinated notes payable at fair value (proceeds September 30, 2017: $73,404,435; cost September 30, 2016: $73,149,434)	65,836,199	65,012,167
Other liabilities	3,959,525	4,196,688
Total liabilities	$126,677,663	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$126,677,663	$201,133,086

	Year ended September 30, 2017	Year ended September 30, 2016
Selected Statements of Operations Information:
Interest income	$11,148,203	$14,109,946
PIK interest income	53,620	33,170
Fee income	160,984	95,756
Total investment income	11,362,807	14,238,872
Interest expense	$11,055,880	$10,780,919
Other expenses	224,559	283,267
Total expenses (1)	11,280,439	11,064,186
Net unrealized appreciation (depreciation)	$(2,893,408)	$3,832,274
Realized loss on investments	(3,873,454)	(3,119,735)
Net income (loss)	$(6,684,494)	$3,887,225
 __________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825 — Financial Instruments. The subordinated notes are valued based on the total assets less the liabilities senior to the subordinated notes of FSFR Glick JV in an amount not exceeding par under the enterprise value technique.
During the year ended September 30, 2017, we did not sell any senior secured debt investments to FSFR Glick JV. During the year ended September 30, 2016, we sold $48.9 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $47.6 million cash consideration, $1.2 million of subordinated notes in FSFR Glick JV and $0.1 million of LLC equity interests in FSFR Glick JV. We realized a loss of $0.5 million on these transactions.

 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments and secured borrowings is the difference between the proceeds received from dispositions of portfolio investments and secured borrowings and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Years ended September 30, 2017 and September 30, 2016
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income.
Total investment income for the years ended September 30, 2017 and September 30, 2016 was $46.6 million and $53.4 million, respectively. For the year ended September 30, 2017, this amount primarily consisted of $44.9 million of interest income from portfolio investments (which included $0.4 million of PIK interest) and $2.2 million of fee income. For the year ended September 30, 2016, this amount primarily consisted of $47.6 million of interest income from portfolio investments (which included $0.2 million of PIK interest), $3.1 million of fee income and $2.7 million of dividend income. The decrease of $6.9 million in our total investment income for the year ended September 30, 2017, as compared to the year ended September 30, 2016, was primarily attributable to a lower weighted average annual yield on our debt investments and lower dividend income earned on our investment in FSFR Glick JV. The weighted average annual yield on our debt investments as of September 30, 2017, including the return on our subordinated note investment in FSFR Glick JV, was approximately 7.52%, as compared to 8.58% as of September 30, 2016.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the years ended September 30, 2017 and September 30, 2016 were $24.2 million and $28.1 million, respectively. The decrease of $3.9 million in our net expenses for the year ended September 30, 2017, as compared to the year ended September 30, 2016, was primarily due to a $2.9 million decrease in professional fees (net of insurance recoveries) incurred in connection with proxy-related matters, a $2.0 million decrease in Part I incentive fees payable to our investment adviser, which was attributable to lower pre-incentive fee net investment income for the year-over-year period, partially offset by a $1.2 million increase in interest expense attributable to higher interest rates in the current year.
Net Investment Income
As a result of the $6.9 million decrease in total investment income, offset by the $3.9 million decrease in net expenses, net investment income for the year ended September 30, 2017 reflected an approximate $2.9 million decrease, as compared to the year ended September 30, 2016.
Realized Gain (Loss) on Investments
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of portfolio investments and the cost basis of the investments without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Realized losses on investments and secured borrowings increased from $12.8 million for the year ended September 30, 2016 to $13.4 million for the year ended September 30, 2017. Realized losses for the year ended September 30, 2017 were primarily attributable to the sale of our investment in Answers Corporation. Realized losses for the year ended September 30, 2016 were primarily attributable to the restructuring of our investment in Ameritox Ltd. and the disposition of our investment in B&H Education Inc.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2017 and September 30, 2016.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net unrealized depreciation on investments and secured borrowings increased from $17.0 million for the year ended September 30, 2016 to $17.8 million for the year ended September 30, 2017. Net unrealized depreciation for the year ended September 30, 2017 was primarily the result of significant write-downs on our investment portfolio, including a $13.6 million write-down on one of our investments. Net unrealized depreciation on investments and secured borrowings for the year ended September 30, 2016 was primarily the result of significant write-downs on our investment portfolio, including $11.9 million of aggregate write-downs on one of our investments and FSFR Glick JV.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the years ended September 30, 2017 and September 30, 2016.
Comparison of Years ended September 30, 2016 and September 30, 2015
Total Investment Income
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
Realized Gain (Loss) on Investments and Secured Borrowings
Realized gain (loss) on investments and secured borrowings was $(12.8) million for the year ended September 30, 2016 as compared to $0.4 million for the year ended September 30, 2015, resulting in a decrease of $13.2 million. The decrease was driven primarily by the restructuring of our investment in Ameritox Ltd. and the disposition of our investment in B&H Education Inc. during the year ended September 30, 2016.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2016 and September 30, 2015.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized depreciation on investments and secured borrowings increased from $12.8 million for the year ended September 30, 2015 to $17.0 million for the year ended September 30, 2016. Net unrealized depreciation on investments and secured borrowings for the year ended September 30, 2016 was primarily the result of significant write-downs on our investment portfolio, including $11.9 million of aggregate write-downs on one of our investments and FSFR Glick JV. Net unrealized depreciation on investments and secured borrowings for the year ended September 30, 2015 was primarily the result of significant write-downs on our investment portfolio, including a $6.1 million write-down on one of our investments.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the years ended September 30, 2016 and September 30, 2015.

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing debt and funding from operational cash flow. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We may also from time to time issue securities in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
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
Although we may fund the growth of our investment portfolio through equity offerings, our plans to do so may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for several years) and we are limited in our ability to sell our common stock at a price below net asset value per share, we are currently limited in our ability to raise equity capital absent stockholder approval to issue shares of our common stock at prices below then-current net asset value per share.
For the year ended September 30, 2017, we experienced a net increase in cash and cash equivalents of $15.8 million. During that period, $68.8 million of cash was provided by operating activities, primarily consisting of $276.9 million of principal payments and proceeds from the sale of investments and cash activities related to $22.4 million of net investment income, partially offset by cash used to fund $290.6 million of investments and net revolvers. During the same period, cash used by financing activities was $53.0 million, primarily consisting of $24.5 million of net repayments under our credit facilities, $23.2 million of cash distributions paid to our stockholders and $5.0 million of repayments of secured borrowings.
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
As of September 30, 2017, we had $43.0 million of cash and cash equivalents (including $7.4 million of restricted cash), portfolio investments (at fair value) of $560.4 million, $3.0 million of interest, dividends and fees receivable, $48.5 million of net payables from unsettled transactions, $83.0 million of borrowings outstanding under our revolving credit facilities, $177.8 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $43.5 million. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $2.0 million until such time as we submit required monthly reporting schedules. As of September 30, 2017, $5.4 million of cash held in connection with the 2015 Debt Securitization was restricted.

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

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,101,445	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,093,278	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,115,444	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,148,928	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,177,085	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,175,431	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,174,974	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,176,513	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,163,126	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,179,263	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,181,006	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,183,197	3,078	26,811
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	0.075	2,183,023	3,146	26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.19
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
Citibank Facility
As of September 30, 2017, the Citibank facility permitted up to $125.0 million of borrowings. Borrowings under the Citibank facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 2.00% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The reinvestment period under the Citibank facility ends January 15, 2018 and the final maturity date is January 15, 2020. The Citibank facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2017 and September 30, 2016, we had $76.5 million and $107.4 million outstanding under the Citibank facility, respectively. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.559%, 2.838% and 2.516% for the years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively.  For the years ended September 30, 2017, September 30, 2016 and September 30, 2015, we recorded interest expense of $4.2 million, $4.1 million and $2.6 million, respectively, related to the Citibank facility.
East West Bank Facility
On January 6, 2016, we entered into the five-year, $25 million, East West Bank Facility. Borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2017, we had $6.5 million borrowings outstanding under the East West Bank facility. As of September 30, 2016, there were no borrowings outstanding under the East West Bank facility. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.633% and 4.857% for the year ended September 30, 2017 and for the period from January 6, 2016 through September 30, 2016, respectively. For the years ended September 30, 2017 and September 30, 2016, we recorded interest expense of $0.5 million and $0.4 million, respectively, related to the East West Bank facility.
Debt Securitization
As of September 30, 2017, the 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55%, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum, which were issued in a private placement. We currently retain the entire $22.6 million of the Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the Subordinated 2015 Notes. The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.
For the years ended September 30, 2017, September 30, 2016 and September 30, 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Interest expense	$5,741,534	$4,668,947	$1,476,995
Loan administration fees	69,514	79,882	—
Amortization of debt issuance costs	290,104	290,104	120,877
Total interest and other debt financing expenses	$6,101,152	$5,038,933	$1,597,872
Cash paid for interest expense	$5,449,738	$5,136,063	$—
Annualized average interest rate	3.425%	2.466%	2.39%
Average outstanding balance	$180,462,192	$181,782,413	$61,900,170
The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the year ended September 30, 2017 is as follows:

				Year ended September 30, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	3.1035%	180		$3,487,268	$3,664,619
Class A-S Notes	3.4035%	210	(1)	850,073	926,401
Class A-R Notes	2.9551%	180	(2)	205,027	207,900
Class B Notes	3.9535%	265		907,370	942,614
Class C Notes	4.5535%	325	(3)	—	—
Total				$5,449,738	$5,741,534
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended September 30, 2017.
(3) We hold all Class C Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of September 30, 2017 are as follows:

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
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2017 and September 30, 2016, off-balance sheet arrangements consisted of $43.5 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and FSFR Glick JV Subordinated Notes and LLC equity interests) as of September 30, 2017 and September 30, 2016 is shown in the table below:

	September 30, 2017	September 30, 2016
FSFR Glick JV LLC	$16,159,368	$16,382,494
MHE Intermediate Holdings	6,749,698	—
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
Motion Recruitment Partners LLC	2,900,000	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Ministry Brands, LLC	1,857,967	—
Impact Sales, LLC	1,078,125	—
Valet Merger Sub, Inc.	833,333	333,333
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
Metamorph US 3, LLC (1)	720,000	1,800,000
Systems, Inc.	600,000	—
Sailpoint Technologies, Inc.	300,000	200,000
4 Over International, LLC	68,452	68,452
TIBCO Software, Inc.	—	5,300,000
All Web Leads, Inc.	—	3,458,537
Legalzoom.com, Inc.	—	2,607,018
Teaching Strategies, LLC	—	2,400,000
Dynatect Group Holdings, Inc.	—	1,800,000
My Alarm Center, LLC	—	1,212,472
Baart Programs, Inc.	—	1,000,000
TrialCard Incorporated	—	850,000
OBHG Management Services, LLC	—	100,000
Accruent, LLC	—	85,000
Total	$43,540,533	$52,770,896
_______
(1) This investment was on cash non-accrual status as of September 30, 2017.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank Facility, the 2015 Debt Securitization and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of September 30, 2017	Weighted average debt outstanding for the year ended September 30, 2017	Maximum debt outstanding for the year ended September 30, 2017
Citibank facility	$107,426,800	$76,456,800	$80,785,238	$107,426,800
2015 Debt Securitization	180,000,000	180,000,000	180,462,192	187,500,000
East West Bank Facility	—	6,500,000	6,306,301	19,500,000
Secured borrowings	5,000,000	—	54,795	5,000,000
Total debt	$292,426,800	$262,956,800	$267,608,526

The following table reflects our contractual obligations arising from the Citibank facility, 2015 Debt Securitization and East West Bank Facility:

	Payments due by period as of September 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$76,456,800	$—	$76,456,800	$—	$—
Interest due on Citibank facility	6,636,652	2,894,119	3,742,533	—	—
2015 Debt Securitization	180,000,000	—	—	—	180,000,000
Interest due on 2015 Debt Securitization	45,102,966	5,885,800	11,771,600	11,771,600	15,673,966
East West Bank Facility	6,500,000	—	—	6,500,000	—
Interest due on East West Bank Facility	1,009,993	308,750	617,500	83,743	—
Total	$315,706,411	$9,088,669	$92,588,433	$18,355,343	$195,673,966
Regulated Investment Company Status and Distributions
We elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income (determined without regard to any deduction for dividends paid) or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and do not expect to incur a U.S. federal excise tax for the calendar year 2017. We may incur a federal excise tax in future years.
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. The covenants under the respective documents governing the Citibank facility, the East West Bank facility and the 2015 Debt Securitization could, under certain circumstances, hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities and debt instruments. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
A RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to certain limitations regarding the aggregate amount of cash to be distributed to all stockholders. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these guidelines.
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2017.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2017	86.7%	—

Related Party Transactions
We have entered into the New Investment Advisory Agreement with our Investment Adviser and the New Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of the Investment Adviser. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Advisers Act that is partially and indirectly owned by OCG. See “Item 1. Business-The Investment Adviser” and “-New Investment Advisory Agreement.”
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and our administrator was our Former Administrator, a wholly-owned subsidiary of our Former Adviser. Messrs. Bernard D. Berman and Alexander C. Frank, each an interested member of our Board of Directors prior to October 17, 2017, had a direct or indirect pecuniary interest in our Former Adviser. See “Item 1. Business-Our Former Adviser and Administrator.”
We serve as collateral manager to the 2015 Issuer under a collateral management agreement in connection with the 2015 Debt Securitization and are entitled to receive a fee for providing these services. We have retained a sub-collateral manager, which, as of October 17, 2017, was the Investment Adviser and, prior to October 17, 2017, was the Former Adviser, to provide collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. The sub-collateral manager is entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement, but each of our Investment Adviser and the Former Adviser irrevocably waived and, in the case of the Investment Adviser, intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
Recent Developments
Change in Investment Policy
On November 17, 2017, we mailed notices to our stockholders that our Board of Directors approved a change to our investment policies and, effective January 19, 2018, we will no longer be subject to our current policy to invest, under normal market conditions, at least 80% of the value of our net assets (plus borrowings for investment purposes) in floating rate senior loans.
Citibank Facility Amendment
On December 6, 2017, we entered into an amendment to the documents governing the Citibank facility to remove Citibank, N.A.’s approval rights regarding our ability to purchase assets using proceeds from the Citibank facility, subject to a mark-to-market valuation protocol for broadly syndicated loans and a revised valuation dispute mechanism. The other material terms of the Citibank facility did not change as a result of this amendment. We are in discussions to further amend and/or restate the Citibank facility to extend the reinvestment period and final maturity date, among other changes. Although we cannot assure you that we will successfully amend and/or restate the Citibank facility, we currently expect the facility to be of a similar size to the existing facility and to include certain affirmative and negative covenants and other customary requirements for similar credit facilities. The new facility is not committed, and the terms, including pricing, remain subject to change.

Recently Issued Accounting Standards
See “Note 2. Significant Accounting Policies” in the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our Consolidated Financial Statements.

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
As of September 30, 2017, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2017, the following table shows the approximate annualized increase in net interest income from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
500	$23,202,957	$(13,147,840)	$10,055,117
400	18,562,365	(10,518,272)	8,044,093
300	13,921,774	(7,888,704)	6,033,070
200	9,281,183	(5,259,136)	4,022,047
100	4,640,591	(2,629,568)	2,011,023

Basis point decrease (1)	Interest Income	Interest Expense	Net increase (decrease)
100	(1,158,703)	2,629,568	1,470,865
 __________________

(1)	A decline in interest rates of 200 basis points or greater would not have a material incremental impact on our Consolidated Financial Statements as compared to a 100 basis point decrease.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2017 and September 30, 2016:

	September 30, 2017		September 30, 2016
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$43,012,387	$—	$28,815,679	$—
Prime rate	490,693	—	543,445	—
LIBOR:
30 day	218,782,104	6,500,000	—	—
60 day	32,508,060		—	—
90 day	340,420,366	256,456,800	588,697,358	180,000,000
180 day	—	—	—	107,426,800
Fixed rate	—	—	—	—
Total	$635,213,610	$262,956,800	$618,056,482	$287,426,800

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oaktree Strategic Income Corporation

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.) and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities as of September 30, 2017 by correspondence with the custodian, transfer agent and brokers and the application of alternative auditing procedures where confirmation had not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
December 8, 2017

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2017	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost September 30, 2017: $71,340,632; cost September 30, 2016: $71,117,506)	$57,606,674	$63,316,667
Affiliate investments (cost September 30, 2017: $17,479,053; cost September 30, 2016: $15,953,798)	935,913	13,006,458
Non-control/Non-affiliate investments (cost September 30, 2017: $516,270,639; cost September 30, 2016: $513,397,659)	501,894,073	497,281,256
Total investments at fair value (cost September 30, 2017: $605,090,324; cost September 30, 2016: $600,468,963)	560,436,660	573,604,381
Cash and cash equivalents	35,604,127	19,778,841
Restricted cash	7,408,260	9,036,838
Interest, dividends and fees receivable	3,014,075	4,579,935
Due from portfolio companies	286,260	336,429
Receivables from unsettled transactions	505,000	12,869,092
Deferred financing costs	1,222,933	2,063,133
Other assets	185,336	148,492
Total assets	$608,662,651	$622,417,141
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$482,877	$1,246,286
Base management fee and incentive fee payable	2,236,187	2,987,721
Due to FSC CT	450,517	402,073
Interest payable	1,996,171	1,798,653
Payables from unsettled transactions	49,029,789	—
Amounts payable to syndication partners	—	18,750
Director fees payable	98,008	236,275
Credit facilities payable	82,956,800	107,426,800
Notes payable (net of $2,224,132 and $2,514,236 of unamortized financing costs as of September 30, 2017 and September 30, 2016, respectively)	177,775,868	177,485,764
Secured borrowings at fair value (proceeds September 30, 2016: $5,000,000)	—	4,985,425
Total liabilities	315,026,217	296,587,747
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding at September 30, 2017 and September 30, 2016	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments and secured borrowings	(44,653,664)	(26,850,007)
Net realized loss on investments	(24,354,622)	(10,969,707)
Accumulated overdistributed net investment income	(11,645,882)	(10,641,494)
Total net assets (equivalent to $9.97 and $11.06 per common share at September 30, 2017 and September 30, 2016, respectively) (Note 12)	293,636,434	325,829,394
Total liabilities and net assets	$608,662,651	$622,417,141
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Interest income:
Control investments	$5,541,299	$5,065,350	$1,770,130
Affiliate investments	331,804	182,194	—
Non-control/Non-affiliate investments	38,489,924	42,152,565	39,269,556
Interest on cash and cash equivalents	166,896	68,630	28,571
Total interest income	44,529,923	47,468,739	41,068,257
PIK interest income:
Control investments	223,125	—	—
Affiliate investments	164,331	91,097	—
Non-control/Non-affiliate investments	20,965	75,968	—
Total PIK interest income	408,421	167,065	—
Fee income:
Affiliate investments	9,647	6,296	—
Non-control/Non-affiliate investments	2,199,909	3,071,634	9,673,649
Total fee income	2,209,556	3,077,930	9,673,649
Dividend and other income:
Control investments	(576,044)	2,712,500	730,625
Total dividend and other income	(576,044)	2,712,500	730,625
Total investment income	46,571,856	53,426,234	51,472,531
Expenses:
Base management fee	5,654,699	6,134,304	5,931,155
Part I incentive fee	3,236,320	5,211,729	5,689,371
Part II incentive fee	—	—	(766,552)
Professional fees	1,515,536	4,193,532	985,607
Board of Directors fees	538,072	546,300	359,700
Interest expense	10,769,842	9,594,441	8,950,703
Administrator expense	661,170	504,299	794,725
General and administrative expenses	2,030,756	1,955,177	1,249,792
Total expenses	24,406,395	28,139,782	23,194,501
Base management fee waived	(6,232)	(6,232)	—
Insurance recoveries	(250,000)	—	—
Net expenses	24,150,163	28,133,550	23,194,501
Net investment income	22,421,693	25,292,684	28,278,030
Unrealized appreciation (depreciation) on investments:
Control investments	(5,933,119)	(5,979,787)	(1,821,052)
Affiliate investments	(13,595,800)	(2,947,340)	—
Non-control/Non-affiliate investments	1,739,837	(8,067,972)	(10,951,116)
Net unrealized depreciation on investments	(17,789,082)	(16,995,099)	(12,772,168)
Net unrealized (appreciation) depreciation on secured borrowings	(14,575)	14,575	—
Realized gain (loss) on investments and secured borrowings:
Non-control/Non-affiliate investments	(13,384,915)	(12,769,777)	406,220
Net realized gain (loss) on investments and secured borrowings	(13,384,915)	(12,769,777)	406,220
Net increase (decrease) in net assets resulting from operations	$(8,766,879)	$(4,457,617)	$15,912,082
Net investment income per common share — basic and diluted	$0.76	$0.86	$0.96
Earnings (loss) per common share — basic and diluted (Note 5)	$(0.30)	$(0.15)	$0.54
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768
Distributions per common share	$0.80	$0.90	$1.07

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Operations:
Net investment income	$22,421,693	$25,292,684	$28,278,030
Net unrealized depreciation on investments	(17,789,082)	(16,995,099)	(12,772,168)
Net unrealized (appreciation) depreciation on secured borrowings	(14,575)	14,575	—
Net realized gain (loss) on investments and secured borrowings	(13,384,915)	(12,769,777)	406,220
Net increase (decrease) in net assets resulting from operations	(8,766,879)	(4,457,617)	15,912,082
Stockholder transactions:
Distributions to stockholders	(23,426,081)	(26,520,092)	(31,676,775)
Net decrease in net assets from stockholder transactions	(23,426,081)	(26,520,092)	(31,676,775)
Capital share transactions:
Issuance of common stock, net	—	—	(105,882)
Issuance of common stock under dividend reinvestment plan	270,630	650,402	889,511
Repurchases of common stock under dividend reinvestment plan	(270,630)	(650,402)	(889,511)
Net decrease in net assets from capital share transactions	—	—	(105,882)
Total decrease in net assets	(32,192,960)	(30,977,709)	(15,870,575)
Net assets at beginning of period	325,829,394	356,807,103	372,677,678
Net assets at end of period	$293,636,434	$325,829,394	$356,807,103
Net asset value per common share	$9.97	$11.06	$12.11
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,766,879)	$(4,457,617)	$15,912,082
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	17,789,082	16,995,099	12,772,168
Net unrealized appreciation (depreciation) on secured borrowings	14,575	(14,575)	—
Net realized (gain) loss on investments and secured borrowings	13,384,915	12,769,777	(406,220)
PIK interest income	(408,421)	(167,065)	—
Recognition of fee income	(2,209,556)	(3,077,930)	(9,673,649)
Accretion of original issue discount on investments	(3,945,886)	(1,924,087)	(1,634,191)
Amortization of deferred financing costs	1,255,304	874,680	2,768,573
Changes in operating assets and liabilities:
Fee income received	2,190,276	3,060,760	9,767,645
(Increase) decrease in restricted cash	1,628,578	2,221,958	(9,131,391)
(Increase) decrease in interest, dividends and fees receivable	1,565,860	(1,796,556)	(1,663,369)
(Increase) decrease in due from portfolio companies	50,169	(324,842)	189,253
(Increase) decrease in receivables from unsettled transactions	12,364,092	5,671,964	(13,541,056)
Increase in other assets	(36,844)	(115,276)	(33,216)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(763,409)	(665,313)	697,916
Increase (decrease) in base management fee and incentive fee payable	(751,534)	932,542	589,489
Increase in due to FSC CT	48,444	22,432	140,024
Increase in interest payable	197,518	129,641	1,463,366
Increase (decrease) in payables from unsettled transactions	49,029,789	(11,809,500)	(16,053,500)
Increase (decrease) in amounts payable to syndication partners	(18,750)	18,750	—
Increase (decrease) in director fees payable	(138,267)	183,625	52,650
Purchases of investments and net revolver activity	(290,578,883)	(286,134,332)	(886,999,491)
Principal payments received on investments (scheduled payments)	16,222,229	12,221,079	11,677,139
Principal payments received on investments (payoffs)	215,278,210	132,931,016	60,488,532
PIK interest income received in cash	—	78,226	—
Proceeds from the sale of investments	45,445,755	163,290,550	480,361,990
Net cash provided (used) by operating activities	68,846,367	40,915,006	(342,255,256)
Financing activities:
Distributions paid in cash	(23,155,451)	(25,869,690)	(39,436,200)
Borrowings under credit facilities	55,500,000	16,267,000	428,509,800
Repayments of borrowings under credit facilities	(79,970,000)	(45,500,000)	(291,850,000)
Repayments of secured borrowings	(5,000,000)	—	—
Proceeds from issuance of notes payable	7,500,000	29,715,000	186,366,000
Repayments of notes payable	(7,500,000)	(36,081,000)	—
Repurchases of common stock under dividend reinvestment plan	(270,630)	(650,402)	(1,080,605)
Deferred financing costs paid	(125,000)	(450,374)	(6,144,316)
Offering costs paid	—	—	(105,882)
Net cash provided (used) by financing activities	(53,021,081)	(62,569,466)	276,258,797
Net increase (decrease) in cash and cash equivalents	15,825,286	(21,654,460)	(65,996,459)
Cash and cash equivalents, beginning of period	19,778,841	41,433,301	107,429,760
Cash and cash equivalents, end of period	$35,604,127	$19,778,841	$41,433,301

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Supplemental information:
Cash paid for interest	$9,317,020	$8,590,120	$4,718,763
Non-cash operating activities:
Purchase of investment from restructuring	$—	$(12,559,122)	$—
Proceeds from investment restructuring	$—	$12,559,122	$—
Exchange of investments	$—	$1,325,000	$58,823,756
Non-cash financing activities:
Proceeds from unsettled secured borrowings	$—	$5,000,000	$—
Issuance of shares of common stock under dividend reinvestment plan	$270,630	$650,402	$1,080,605
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(15)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	9.23%		$64,228,881	$64,228,881	$57,606,674
87.5% equity interest				7,111,751	—
				71,340,632	57,606,674
Total Control Investments (19.6% of net assets)				$71,340,632	$57,606,674
Affiliate Investments (4)
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)	6.33%		8,071,313	$7,906,087	$935,913
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	—
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	—
				17,479,053	935,913
Total Affiliate Investments (0.3% of net assets)				$17,479,053	$935,913

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)	5.25%			$—	$(437,932)
				—	(437,932)
New Trident Holdcorp, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+5.75% (1.25% floor) cash due 7/31/2019 (8)(13)(16)	7.08%		13,552,077	13,285,041	9,757,495
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (8)(16)	10.83%		1,000,000	950,590	50,000
				14,235,631	9,807,495
Survey Sampling International, LLC		Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)	6.27%		5,668,523	5,642,223	5,583,495
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)	10.27%		1,000,000	988,095	990,000
				6,630,318	6,573,495
Maxor National Pharmacy Services, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% (1.25% floor) cash due 1/31/2020 (8)(13)	6.08%		9,068,650	9,068,650	9,038,634
				9,068,650	9,038,634
NextCare, Inc.		Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)	7.24%		6,957,971	6,957,970	6,667,987
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)	7.24%		1,393,853	1,393,853	1,322,900
				8,351,823	7,990,887
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (8)(13)	5.59%		11,243,500	11,170,440	11,323,161
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)	10.84%		200,000	197,320	201,750
				11,367,760	11,524,911
Stratus Technologies, Inc.		Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)	6.24%		1,315,119	1,279,988	1,324,983
				1,279,988	1,324,983
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)	8.99%		$2,048,485	$2,010,607	$2,058,727
				2,010,607	2,058,727
Verdesian Life Sciences, LLC		Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)	6.31%		3,295,860	3,273,753	2,801,481
				3,273,753	2,801,481
TV Borrower US, LLC (7)		Integrated telecommunication services
First Lien Dollar Term B-1 Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (8)	6.08%		3,383,000	3,367,510	3,406,258
				3,367,510	3,406,258
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)	8.33%		16,384,644	16,255,828	16,384,050
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)	8.33%			(21,305)	(130)
500,000 Class A membership interests in BeyondTrust Holdings LLC				500,000	628,846
				16,734,523	17,012,766
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	5.83%		3,786,203	3,786,203	3,672,617
				3,786,203	3,672,617
Idera, Inc.		Internet software & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 6/27/2024 (8)	6.24%		3,457,698	3,424,359	3,483,630
				3,424,359	3,483,630
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2021 (8)	6.86%		1,665,740	1,660,679	1,672,677
				1,660,679	1,672,677
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)	6.32%		5,251,500	5,208,454	5,248,218
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)	9.81%		280,000	280,000	274,400
				5,488,454	5,522,618
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)	9.58%		3,685,714	3,644,031	3,717,983
				3,644,031	3,717,983
Executive Consulting Group, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)	5.99%		7,000,000	7,000,000	6,999,745
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)	5.99%		3,791,650	3,791,650	3,791,657
				10,791,650	10,791,402
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (8)(13)	6.74%		14,070,138	13,488,111	5,343,093
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(11)(13)	7.74%		1,080,000	1,037,075	(36,455)
				14,525,186	5,306,638
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Compuware Corporation		Internet software & services
First Lien Term Loan B3, LIBOR+4.25% (1% floor) cash due 12/15/2021 (8)(13)	5.49%		$8,423,623	$8,345,374	$8,528,918
				8,345,374	8,528,918
Motion Recruitment Partners LLC		Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)	7.24%		13,509,054	13,498,295	13,508,389
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)	7.24%		—	(960)	(143)
				13,497,335	13,508,246
PowerPlan, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)	6.49%		17,839,352	17,800,018	17,839,013
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)(11)	6.49%			—	(40)
				17,800,018	17,838,973
Digital River, Inc.		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)	7.82%		4,723,868	4,681,840	4,747,488
				4,681,840	4,747,488
Research Now Group, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)	10.08%		4,000,000	3,962,143	3,960,000
				3,962,143	3,960,000
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/12/2024 (8)(16)	5.31%		13,000,000	12,967,500	12,957,035
				12,967,500	12,957,035
Raley's		Food retail
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/18/2022 (8)(13)	6.49%		3,209,821	3,164,432	3,209,821
				3,164,432	3,209,821
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)	8.08%		5,940,000	5,842,031	5,880,600
				5,842,031	5,880,600
Zep Inc.		Housewares & specialties
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (8)	5.24%		4,750,000	4,795,075	4,771,779
				4,795,075	4,771,779
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/29/2020 (8)(13)	8.77%		25,839,538	25,839,538	23,192,266
				25,839,538	23,192,266
Allied Universal Holdco, LLC (f/k/a USAGM Holdco, LLC)		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (8)(16)	5.08%		7,979,747	8,018,318	7,972,286
				8,018,318	7,972,286
Internet Pipeline, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)	8.49%		13,081,433	13,068,115	13,212,714
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)	8.49%			—	8,029
				13,068,115	13,220,743
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)	9.81%		$7,000,000	$6,980,121	$7,070,000
				6,980,121	7,070,000
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)	8.24%		5,880,000	5,852,065	5,879,798
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)	8.24%		—	(10,697)	(29)
Incremental Term Loan , LIBOR+7% (1% floor) cash due 9/24/2021 (8)	8.24%		8,407,683	8,328,663	8,407,394
				14,170,031	14,287,163
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)(13)	10.24%		2,000,000	1,984,880	2,000,000
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)	5.99%		11,000,000	10,945,000	11,000,000
				12,929,880	13,000,000
Lytx, Inc.		Research & consulting services
500 Class B Units in Lytx Holdings, LLC				—	351,355
500 Class A Units in Lytx Holdings, LLC				292,459	79,788
				292,459	431,143
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)	7.24%		5,850,412	5,804,485	5,850,463
First Lien Revolver, LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)	7.24%			(502)	—
				5,803,983	5,850,463
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	8.33%		9,881,312	9,664,392	9,802,707
				9,664,392	9,802,707
Pomeroy Group Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/30/2021 (8)(13)	7.59%		4,443,467	4,339,309	4,443,467
				4,339,309	4,443,467
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/16/2021 (8)	8.33%		17,391,304	17,070,160	17,391,307
First Lien Revolver, LIBOR+7% (1% floor) cash due 8/16/2021 (8)(11)	8.33%			(3,067)	—
				17,067,093	17,391,307
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)	6.24%		9,925,000	9,871,624	9,701,688
				9,871,624	9,701,688
Cardenas Markets LLC		Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)	7.08%		3,275,250	3,246,405	3,254,780
				3,246,405	3,254,780

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		$9,648,871	$9,565,812	$9,648,874
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		3,354,904	3,314,185	3,354,905
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(13)	10.49%		1,568,067	1,547,561	1,568,067
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)	10.49%		431,933	426,285	431,933
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(11)	6.24%			(861)	—
				14,852,982	15,003,779
Impact Sales, LLC		Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.30%		3,721,875	3,628,868	3,715,131
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.30%		171,016	171,016	168,751
				3,799,884	3,883,882
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 11/30/2023 (8)(13)	6.83%		6,153,500	6,043,807	6,091,669
				6,043,807	6,091,669
First American Payment Systems, L.P.		Diversified support services
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 1/8/2024 (8)(13)	6.98%		4,143,750	4,106,872	4,131,319
				4,106,872	4,131,319
DFT Intermediate LLC		Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)(13)	6.74%		14,962,500	14,624,842	14,864,020
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)	6.74%		750,000	733,438	745,064
				15,358,280	15,609,084
Systems, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (8)(13)	6.57%		8,831,921	8,715,152	8,787,762
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/3/2022 (8)(11)	6.57%			(7,950)	(7,920)
				8,707,202	8,779,842
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (8)(13)	5.83%		7,960,000	7,923,563	7,962,507
				7,923,563	7,962,507
Salient CRGT, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (8)(13)	6.99%		6,387,798	6,275,056	6,343,083
				6,275,056	6,343,083
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/11/2024 (8)(13)	6.33%		11,774,771	11,556,138	11,774,776
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (8)	6.33%		1,353,038	1,255,454	1,353,038
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (8)	6.33%		1,873,430	1,782,689	1,873,430
				14,594,281	15,001,244

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Paris Presents Incorporated		Personal Products
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/31/2020 (8)(13)	6.24%		$3,134,006	$3,106,950	$3,134,006
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 12/31/2021 (8)(13)	9.99%		3,500,000	3,437,500	3,465,000
				6,544,450	6,599,006
PSI Services LLC		Human Resource & Employment Services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (8)(13)	6.24%		6,736,979	6,644,622	6,616,844
				6,644,622	6,616,844
MHVC Acquisition Corp.		Aerospace & Defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/25/2024 (8)(13)	6.49%		6,483,750	6,453,287	6,556,692
				6,453,287	6,556,692
LSF9 Atlantis Holdings, LLC		Computer & Electronics Retail
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 5/1/2023 (8)(13)	7.24%		7,453,125	7,383,862	7,498,142
				7,383,862	7,498,142
Everi Payments Inc.		Casinos & gaming
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 5/9/2024 (8)(13)(16)	5.74%		4,987,500	4,963,767	5,038,622
				4,963,767	5,038,622
BJ's Wholesale Club, Inc.		Hypermarkets & super centers
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 1/26/2024 (8)(16)	4.98%		2,992,500	2,996,051	2,876,002
				2,996,051	2,876,002
Bass Pro Group, LLC		Specialty Stores
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/15/2023 (8)	6.24%		6,000,000	5,877,353	5,667,480
				5,877,353	5,667,480
Imagine! Print Solutions, LLC		Advertising
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 6/21/2022 (8)	6.09%		6,965,000	6,898,900	6,999,825
				6,898,900	6,999,825
MND Holdings III Corp.		Specialty Stores
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 6/19/2024 (8)(13)	5.83%		2,493,750	2,481,733	2,526,480
				2,481,733	2,526,480
Veritas US Inc.		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 1/27/2023 (8)(16)	5.83%		10,077,193	10,215,779	10,189,503
				10,215,779	10,189,503
UOS, LLC		Trucking
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (8)	6.74%		3,990,000	4,079,548	4,099,725
				4,079,548	4,099,725
Accudyne Industries, LLC		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (8)(16)	5.01%		14,000,000	14,057,018	14,052,500
				14,057,018	14,052,500

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
DTZ U.S. Borrower, LLC		Real Estate Services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 11/4/2021 (8)(16)	4.57%		$12,211,343	$12,247,424	$12,256,098
				12,247,424	12,256,098
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+4% (1% floor) cash due 4/22/2024 (8)	5.33%		5,857,320	5,871,777	5,798,747
				5,871,777	5,798,747
Alphabet Holding Company, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/26/2024 (8)	4.83%		5,000,000	4,975,000	4,948,950
				4,975,000	4,948,950
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (8)	5.83%		7,000,000	6,930,000	7,072,905
				6,930,000	7,072,905

Total Non-Control/Non-Affiliate Investments (170.9% of net assets)				$516,270,639	$501,894,073
Total Portfolio Investments (190.9% of net assets)				$605,090,324	$560,436,660
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund				$32,214,184	$32,214,184
JP Morgan Prime Money Market Fund				3,118,675	3,118,675
Other cash accounts				271,268	271,268
Total Cash and Cash Equivalents (12.1% of net assets)				$35,604,127	$35,604,127
Total Portfolio Investments, Cash and Cash Equivalents (203.0% of net assets)				$640,694,451	$596,040,787

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2017, qualifying assets represented 89.6% of the Company's total assets and non-qualifying assets represented 10.4% of the Company's total assets.

(8)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end.

(9)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

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

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 - Borrowings), in whole or in part.

(14)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(15)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(16)
As of September 30, 2017, these investments are categorized as level 2 within the fair value hierarchy established by FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments are categorized as level 3 as of September 30, 2017 and were valued using significant unobservable inputs.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(9)(10)(17)(19)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(18)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	8.47%		$64,005,755	$64,005,755	$56,885,646
87.5% equity interest (14)				7,111,751	6,431,021
				71,117,506	63,316,667
Total Control Investments (19.4% of net assets)				$71,117,506	$63,316,667
Affiliate Investments (4)
Ameritox Ltd. (15)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)	6.00%		6,387,128	$6,380,832	$6,342,286
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	3,626,150
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	358,679
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	2,679,343
				15,953,798	13,006,458
Total Affiliate Investments (4.0% of net assets)				$15,953,798	$13,006,458

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)	5.25%			—	—
				—	—
Blackhawk Specialty Tools, LLC		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 8/1/2019 (8)(13)	6.50%		4,249,996	4,177,081	4,090,429
				4,177,081	4,090,429
New Trident Holdcorp, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+5.25% (1.25% floor) cash due 7/31/2019 (8)(13)	6.50%		13,707,532	13,289,778	11,788,478
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 7/31/2020 (8)	10.25%		1,000,000	972,500	820,000
				14,262,278	12,608,478
NXT Capital, LLC		Diversified capital markets
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 9/4/2018 (8)(13)	6.25%		8,719,887	8,685,189	8,763,486
				8,685,189	8,763,486
Vitera Healthcare Solutions, LLC		Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (8)(13)	6.00%		4,862,500	4,856,420	4,747,016
				4,856,420	4,747,016
The Active Network, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (8)(13)	9.50%		2,400,000	2,314,573	2,370,000
				2,314,573	2,370,000
Accruent, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)	6.25%		9,975,000	9,881,944	9,994,012
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (8)(11)	6.25%			(791)	—
				9,881,153	9,994,012

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(9)(10)(17)(19)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Survey Sampling International, LLC		Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)	6.00%		$5,726,682	$5,691,793	$5,726,682
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)	10.00%		1,000,000	985,238	980,000
				6,677,031	6,706,682
Answers Corporation		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/3/2021 (8)(13)	6.25%		11,820,000	11,421,760	6,382,800
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (8)	10.00%		8,000,000	7,605,257	773,360
				19,027,017	7,156,160
Maxor National Pharmacy Services, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% (1.25% floor) cash due 1/31/2020 (8)(13)	6.50%		9,162,870	9,162,870	9,033,850
				9,162,870	9,033,850
NextCare, Inc.		Healthcare services
Senior Term Loan, LIBOR+7.5% (1% floor) cash due 7/31/2018 (8)(13)	8.50%		7,029,160	7,029,160	6,744,944
Delayed Draw Term Loan, LIBOR+7.5% (1% floor) cash due 7/31/2018 (8)	8.50%		1,407,969	1,407,969	1,330,269
				8,437,129	8,075,213
Aptean, Inc.		Application software
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (8)	8.50%		1,250,000	1,240,179	1,232,038
				1,240,179	1,232,038
Stratus Technologies, Inc.		Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)	6.00%		4,003,658	3,956,802	3,903,567
				3,956,802	3,903,567
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)	8.75%		3,380,000	3,299,165	3,027,128
				3,299,165	3,027,128
GTCR Valor Companies, Inc.		Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (8)(13)	7.00%		12,219,375	11,607,301	11,688,626
				11,607,301	11,688,626
ConvergeOne Holdings Corp.		Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 6/17/2020 (8)(13)	6.00%		5,343,010	5,316,746	5,322,974
				5,316,746	5,322,974
Verdesian Life Sciences, LLC		Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)	6.00%		3,554,890	3,522,668	3,377,146
				3,522,668	3,377,146
PR Wireless, Inc.		Wireless telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/29/2020 (7)(8)	10.00%		5,836,771	5,719,729	4,111,317
35.5263 Common Stock Warrants (exercise price $0.01) expiration date 6/27/2024 (7)				—	120,342
				5,719,729	4,231,659

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(9)(10)(17)(19)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
TV Borrower US, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/8/2021 (7)(8)(13)	6.00%		$6,086,385	$5,973,885	$6,063,561
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (7)(8)(13)	9.50%		3,000,000	2,921,780	2,910,000
				8,895,665	8,973,561
American Dental Partners, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/30/2021 (8)(13)	5.75%		5,880,000	5,860,000	5,791,800
				5,860,000	5,791,800
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)	8.00%		18,381,895	18,136,331	18,309,259
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)	8.00%			(30,304)	—
500,000 Class A membership interests in BeyondTrust Holdings LLC				500,000	613,869
				18,606,027	18,923,128
Hill International, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/26/2020 (8)(13)	7.75%		5,978,000	5,907,850	5,768,770
				5,907,850	5,768,770
Teaching Strategies, LLC		Education services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)(13)	6.34%		15,252,341	15,262,322	15,293,164
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (8)	6.34%			—	—
				15,262,322	15,293,164
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	5.50%		3,826,203	3,826,203	3,778,376
First Lien Delayed Draw Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	5.50%			—	—
				3,826,203	3,778,376
Idera, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (8)(13)	6.50%		17,356,053	16,490,668	16,878,761
				16,490,668	16,878,761
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2020 (8)	6.63%		2,539,726	2,532,917	2,482,582
				2,532,917	2,482,582
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)	6.00%		5,265,325	5,211,587	5,081,038
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)	9.50%		280,000	280,000	266,000
				5,491,587	5,347,038
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)	9.25%		3,685,714	3,635,831	3,685,714
				3,635,831	3,685,714

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(9)(10)(17)(19)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
NAVEX Global, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (8)(13)	5.99%		$3,450,918	$3,440,820	$3,433,662
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 11/18/2022 (8)	10.31%		1,438,468	1,438,468	1,395,314
				4,879,288	4,828,976
Executive Consulting Group, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)	5.75%		7,000,000	7,000,000	6,960,668
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)	5.75%		4,000,000	4,000,000	3,979,448
				11,000,000	10,940,116
TIBCO Software, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/4/2020 (8)	6.50%		7,919,400	7,590,582	7,823,932
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (8)	4.24%			—	—
				7,590,582	7,823,932
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(13)	7.50%		14,223,467	14,181,149	11,840,322
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(13)	7.50%		600,000	573,856	600,000
				14,755,005	12,440,322
Compuware Corporation		Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/15/2019 (8)(13)	6.25%		7,825,554	7,720,514	7,854,900
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/15/2021 (8)	6.25%		905,896	889,191	904,198
				8,609,705	8,759,098
AF Borrower, LLC		IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (8)(13)	6.25%		1,036,642	1,020,406	1,041,612
				1,020,406	1,041,612
TrialCard Incorporated		Healthcare services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/31/2019 (8)(13)	5.50%		9,874,962	9,869,718	9,827,027
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/31/2019 (8)(11)	5.50%			(375)	—
				9,869,343	9,827,027
Motion Recruitment Partners LLC		Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)	7.00%		14,235,000	14,224,241	14,250,584
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)	7.00%			(960)	—
				14,223,281	14,250,584
PowerPlan, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/23/2022 (8)(13)	5.75%		16,737,833	16,710,709	16,731,213
First Lien Revolver, LIBOR+4.75% (1% floor) cash due 2/23/2021 (8)	5.75%			—	—
				16,710,709	16,731,213

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(9)(10)(17)(19)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Digital River, Inc.		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)	7.50%		$4,523,868	$4,349,859	$4,515,386
				4,349,859	4,515,386
Research Now Group, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)	9.75%		4,000,000	3,953,571	3,880,000
				3,953,571	3,880,000
Fineline Technologies, Inc.		Electronic equipment & instruments
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 5/5/2017 (8)(13)	6.50%		10,942,464	10,942,464	10,912,302
				10,942,464	10,912,302
My Alarm Center, LLC		Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2019 (8)(13)	9.00%		16,047,619	16,047,619	16,075,921
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2019 (8)	9.00%		909,936	909,936	911,452
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2019 (8)	9.00%		757,592	757,592	757,750
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (8)	9.00%		120,000	120,000	120,000
				17,835,147	17,865,123
Legalzoom.com, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(13)	8.00%		19,700,000	19,690,068	19,659,526
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (8)(11)	8.00%			(17,714)	—
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (8)	8.00%		400,000	400,000	396,683
				20,072,354	20,056,209
Raley's		Food retail
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 5/18/2022 (8)(13)	7.25%		3,319,504	3,254,099	3,325,728
				3,254,099	3,325,728
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)	7.75%		6,000,000	5,881,667	5,940,000
				5,881,667	5,940,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)(13)	7.50%		29,808,067	29,808,066	29,983,454
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 6/30/2020 (8)	7.50%			—	—
				29,808,066	29,983,454
Too Faced Cosmetics, LLC		Personal products
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/7/2021 (8)(13)	6.00%		1,285,383	1,285,383	1,290,310
				1,285,383	1,290,310
Internet Pipeline, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)	8.25%		11,880,000	11,880,000	12,045,801
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)	8.25%			—	—
				11,880,000	12,045,801

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(9)(10)(17)(19)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)	9.50%		$7,000,000	$6,980,768	$7,012,868
				6,980,768	7,012,868
American Seafoods Group LLC		Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (8)(13)	6.00%		2,780,556	2,736,111	2,773,604
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (8)	10.00%		3,000,000	2,975,385	2,850,000
				5,711,496	5,623,604
CRGT Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/19/2020 (8)(13)	7.50%		3,440,713	3,433,096	3,449,315
				3,433,096	3,449,315
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)	8.00%		5,940,000	5,905,025	6,040,239
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)	8.00%		500,000	486,811	500,000
				6,391,836	6,540,239
Baart Programs, Inc.		Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (8)(13)	8.42%		7,661,077	7,377,745	7,647,291
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (8)(11)	8.42%			(12,500)	—
				7,365,245	7,647,291
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)	10.00%		2,000,000	1,982,857	2,032,529
				1,982,857	2,032,529
Lytx, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (8)	9.50%		9,951,389	9,951,389	9,951,389
500 Class A Units in Lytx Holdings, LLC				500,000	504,173
				10,451,389	10,455,562
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (8)(13)	7.25%		10,368,750	10,173,233	10,341,433
				10,173,233	10,341,433
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)	7.00%		5,970,000	5,913,333	5,929,733
First Lien Revolver LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)	7.00%			(639)	—
				5,912,694	5,929,733
OBHG Management Services, LLC		Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (8)(13)	6.25%		16,123,227	16,117,309	16,076,397
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (8)(11)	6.25%			(39)	—
				16,117,270	16,076,397
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	8.00%		11,000,000	10,692,000	10,835,000
				10,692,000	10,835,000
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

Portfolio Company/Type of Investment (1)(2)(9)(10)(17)(19)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Pomeroy Group Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/30/2021 (8)(13)	7.00%		$4,488,693	$4,357,979	$4,393,309
				4,357,979	4,393,309
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (8)	9.00%		12,500,000	12,258,333	12,250,000
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (8)(11)	9.00%			(3,867)	—
				12,254,466	12,250,000
California Pizza Kitchen, Inc. (16)		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (8)	7.00%		5,000,000	5,000,000	4,985,425
				5,000,000	4,985,425
Total Non-Control/Non-Affiliate Investments (152.6% of net assets)				$513,397,659	$497,281,256
Total Portfolio Investments (176.0% of net assets)				$600,468,963	$573,604,381
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund				$18,856,559	$18,856,559
Other cash accounts				922,282	922,282
Total Cash and Cash Equivalents (6.1% of net assets)				$19,778,841	$19,778,841
Total Portfolio Investments, Cash and Cash Equivalents (182.1% of net assets)				$620,247,804	$593,383,222

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2016

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(8)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end.

(9)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

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

(17)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(18)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(19)	As of September 30, 2016, all investments are categorized as level 3 within the fair value hierarchy established by ASC 820 and were valued using significant unobservable inputs.

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp. through October 17, 2017), (together with its consolidated subsidiaries, the "Company") is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P., (“Oaktree” or the “Investment Adviser”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between the Company and the Investment Adviser (the “New Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator” or “OFA”), a subsidiary of the Investment Adviser, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and OFA (the “New Administration Agreement”). See Note 11 for additional information regarding the New Investment Advisory Agreement and the New Administration Agreement.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (“FSM”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and FSC CT LLC ("FSC CT"), a subsidiary of FSM, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Prior Administration Agreement”).
The Company seeks to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies with primarily first lien secured debt financings that pay interest at rates which are determined periodically on the basis of a floating base lending rate. The Company also has an investment in a joint venture that invests in similar types of loans. The Company may also invest in senior unsecured loans issued by private middle-market companies and, to a lesser extent, subordinated loans issued by private middle market companies, senior and subordinated loans issued by public companies and equity investments.
On July 13, 2017, Oaktree entered into an Asset Purchase Agreement (the “Purchase Agreement”) with FSM, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of FSM.
On September 7, 2017, the Company held a special meeting of stockholders (the "Special Meeting"). At the Special Meeting, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Purchase Agreement (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.), (“OCSL”), and the Company. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between FSM and the Company and, as a result, its immediate termination.
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries. As of September 30, 2017, the Company's consolidated subsidiaries were FS Senior Funding CLO LLC, FS Senior Funding II LLC and FS Senior Funding Ltd. (“2015 Issuer”).
Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company are included on the Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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

If inputs used to measure fair value fall into different levels of the fair value hierarchy an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Investment Adviser obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's first lien and second lien ("senior secured") debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
The Investment Adviser evaluates the prices obtained from independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors including, the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield technique, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by the Investment Adviser's valuation team in conjunction with the Investment Adviser's portfolio management team and investment professionals responsible for each portfolio investment;

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
The fair value of the Company's investments at September 30, 2017 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2017, 84.5% of the Company's portfolio at fair value was valued either using market quotations or

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by independent valuation firms. The percentage of the Company's portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for the portfolio investments during the respective periods. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and the portfolio companies, in management's judgment, are likely to continue timely payment of their remaining interest.
In connection with its investment in a portfolio company, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
For the Company’s secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the partial loan sales is recorded within interest expense in the Consolidated Statements of Operations.
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company's full write-down of such loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to the Investment Adviser. To maintain its status as a RIC, income from PIK interest must be paid out to the Company’s stockholders as distributions, even though the Company has not yet collected the cash and may never collect the cash relating to the PIK interest.
Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
Dividend Income
The Company generally recognizes dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from such equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended September 30, 2017, the Company reversed $0.6 million of dividend income previously recorded in prior periods. The Company determined that such dividend receivable balance may no longer be collectible.
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
As of September 30, 2017, included in restricted cash was $7.4 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 6 — Borrowings). Pursuant to the terms of the Citibank facility, the Company was restricted in terms of access to $2.0 million of that amount until such time as the Company submits its required monthly reporting schedules. As of September 30, 2017, $5.4 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
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
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized either using the straight line method or effective interest method over the terms of the respective debt arrangement, as appropriate. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the years ended September 30, 2017 and September 30, 2016.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that are redistributed to syndication partners. If not redistributed by the reporting date, such amounts are classified as restricted cash and a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities.
Secured Borrowings:
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sales to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 6 for additional information.
Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments - Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the loan sales mentioned above.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and does not expect to incur a U.S. federal excise tax for calendar year 2017. The Company may incur a U.S. federal excise tax in future years.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2014, 2015 or 2016. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, a company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. The Company adopted ASU 2014-16 on a prospective basis during the year ended September 30, 2017 and determined that the adoption did not have a material impact on its Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the year ended September 30, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the year ended September 30, 2017. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements.

Note 3. Portfolio Investments
At September 30, 2017, 190.9% of net assets at fair value, or $560.4 million, was invested in 67 portfolio companies, including 19.6% of net assets, or $57.6 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC (together with its consolidated subsidiaries, "FSFR Glick JV"), and 14.6% of net assets, or $43.0 million, was invested in cash and cash equivalents (including $7.4 million of restricted cash). In comparison, at September 30, 2016, 176.0% of net assets at fair value, or $573.6 million, was invested in 63 portfolio companies, including 19.4% of net assets, or $63.3 million, in subordinated notes and LLC equity interests of FSFR Glick JV, and 8.8% of net assets, or $28.8 million, was invested in cash and cash equivalents (including $9.0 million of restricted cash). As of September 30, 2017, 89.5% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 10.3% consisted of investments in the subordinated notes of FSFR Glick JV and 0.2% consisted of equity investments in other portfolio companies. As of September 30, 2016, 87.6% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 9.9% consisted of investments in the subordinated notes of FSFR Glick JV, 1.1% consisted of investments in the LLC equity interests of FSFR Glick JV and 1.4% consisted of equity investments in other portfolio companies.
During the years ended September 30, 2017, 2016 and 2015, the Company recorded net realized gain (loss) on investments and secured borrowings of $(13.4) million, $(12.8) million and $0.4 million, respectively. During the years ended September 30, 2017, 2016 and 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $17.8 million, $17.0 million and $12.8 million, respectively.
The composition of the Company's investments as of September 30, 2017 and September 30, 2016 at cost and fair value was as follows:

	September 30, 2017		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$523,384,267	$501,769,997	$518,778,491	$502,385,158
Investments in equity securities (common stock, preferred stock and warrants)	10,365,425	1,059,989	10,572,966	7,902,556
Debt investment in FSFR Glick JV	64,228,881	57,606,674	64,005,755	56,885,646
Equity investment in FSFR Glick JV	7,111,751	—	7,111,751	6,431,021
Total	$605,090,324	$560,436,660	$600,468,963	$573,604,381

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$75,149,541	$426,620,456	$—	$501,769,997
Investments in debt securities (subordinated notes of FSFR Glick JV)	—	—	57,606,674	—	57,606,674
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of FSFR Glick JV)	—	—	1,059,989	—	1,059,989
Total investments at fair value	—	75,149,541	485,287,119	—	560,436,660
Cash and cash equivalents	35,604,127	—	—	—	35,604,127
Total assets at fair value	$35,604,127	$75,149,541	$485,287,119	$—	$596,040,787
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

The following table presents the financial instruments carried at fair value as of September 30, 2016 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers between levels are recognized at the beginning of the reporting period.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to September 30, 2017, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	225,012,781	—	14,743	225,027,524	—
Redemptions/repayments/sales	(276,479,425)	—	(222,284)	(276,701,709)	(5,000,000)
Transfers out (a)	(12,608,478)	—	—	(12,608,478)	—
Net accrual of PIK interest income	185,296	223,125	—	408,421	—
Accretion of original issue discount	3,794,604	—	—	3,794,604	—
Net change in unearned income	19,280	—	—	19,280	—
Net unrealized appreciation (depreciation) on investments	(2,303,845)	497,903	(6,635,026)	(8,440,968)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized loss on investments	(13,384,915)	—	—	(13,384,915)	—
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at September 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2017	$(15,458,340)	$497,902	$149,488	$(14,810,950)	$—
__________

(a)	There was a transfer out of level 3 to level 2 for one investment during the year ended September 30, 2017 as a result of an increased number of market quotes available.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to September 30, 2016 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of FSFR Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2015	$565,526,453	$52,603,346	$964,100	$619,093,899	$—
New investments & net revolver activity	276,326,738	11,064,375	10,072,966	297,464,079	5,000,000
Redemptions/repayments/sales	(320,847,550)	(154,217)	—	(321,001,767)	—
Net accrual of PIK interest income	88,839	—	—	88,839	—
Accretion of original issue discount	1,924,087	—	—	1,924,087	—
Net change in unearned income	17,170	—	—	17,170	—
Net unrealized depreciation on investments	(7,880,802)	(6,627,858)	(3,134,510)	(17,643,170)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	(14,575)
Net realized loss on investments	(12,769,777)	—	—	(12,769,777)	—
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
Net unrealized depreciation relating to Level 3 assets and liabilities still held at September 30, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized depreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2016	$(10,913,833)	$(6,627,858)	$(2,486,439)	$(20,028,130)	$(14,575)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$208,118,444	Market yield technique	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(3.1)%	-	8.0%	0.2%
			Size premium	(a)	0.0%	-	1.5%	0.7%
			Industry premium / (discount)	(a)	(1.1)%	-	2.6%	0.0%
	23,192,266	Enterprise value technique	EBITDA multiple	(b)	6.4x	-	6.4x	6.4x
	6,242,550	Enterprise value technique	Revenue multiple	(b)	0.2x	-	0.6x	0.5x
	20,070,000	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	168,997,196	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	57,606,674	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	1,059,989	Enterprise value technique	EBITDA multiple	(b)	0.2x	-	15.5x	8.1x
Total	$485,287,119
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(f) The Company determined the value based on the total assets less the total liabilities senior to the subordinated notes held at FSFR Glick JV in an amount not exceeding par under the enterprise value technique.
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$270,620,843	Market yield technique	Capital structure premium	(a)	0.0%	-	2.0%	0.1%
			Tranche specific risk premium / (discount)	(a)	(4.5)%	-	5.3%	(1.4)%
			Size premium	(a)	0.0%	-	1.5%	0.8%
			Industry premium / (discount)	(a)	(1.3)%	-	5.4%	0.3%
	12,440,322	Enterprise value technique	Weighted average cost of capital		23.0%	-	23.0%	23.0%
			Company specific risk premium	(a)	15.0%	-	15.0%	15.0%
			Revenue growth rate		6.0%	-	6.0%	6.0%
			Revenue multiple	(b)	1.1x	-	1.1x	1.1x
	33,036,389	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	186,287,604	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
FSFR Glick JV subordinated notes	56,885,646	Market yield technique	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium / (discount)	(a)	(1.4)%	-	(1.4)%	(1.4)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium / (discount)	(a)	1.9%	-	1.9%	1.9%
Preferred & Common Equity	7,902,556	Enterprise value technique	Weighted average cost of capital		14.0%	-	18.0%	14.5%
			Company specific risk premium	(a)	1.0%	-	2.0%	1.9%
			Revenue growth rate		(21.6)%	-	57.8%	(12.0)%
			Revenue multiple		1.0x	-	1.0x	1.0x
			EBITDA multiple	(b)	13.7x	-	18.0x	15.6x
Total	$567,173,360
Liabilities	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
Secured borrowings	$4,985,425	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Total	$4,985,425
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) Used when there is an observable transaction or pending event for the investment.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under the market yield technique, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the EBITDA/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$76,456,800	$76,456,800	$—	$—	$76,456,800
East West Bank facility payable	6,500,000	6,500,000	—	—	6,500,000
Notes payable (net of unamortized financing costs)	177,775,868	180,000,000	—	—	180,000,000
Total	$260,732,668	$262,956,800	$—	$—	$262,956,800

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$107,426,800	$107,426,800	$—	$—	$107,426,800
Notes payable (net of unamortized financing costs)	177,485,764	180,000,000	—	—	180,000,000
Total	$284,912,564	$287,426,800	$—	$—	$287,426,800
The principal values of the credit facilities payable and notes payable approximate their fair values due to their variable interest rates and are included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	September 30, 2017		September 30, 2016
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$523,384,267	86.50%	$518,778,491	86.40%
Subordinated notes of FSFR Glick JV	64,228,881	10.61%	64,005,755	10.66%
LLC equity interests of FSFR Glick JV	7,111,751	1.18%	7,111,751	1.18%
Purchased equity	10,365,425	1.71%	10,572,966	1.76%
Equity grants	—	—	—	—
Total	$605,090,324	100.00%	$600,468,963	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017			September 30, 2016
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$501,769,997	89.53%	170.87%	$502,385,158	87.58%	154.18%
Subordinated notes of FSFR Glick JV	57,606,674	10.28%	19.62%	56,885,646	9.92%	17.46%
LLC equity interests of FSFR Glick JV	—	—	—	6,431,021	1.12%	1.97%
Purchased equity	1,059,989	0.19%	0.36%	7,782,214	1.36%	2.39%
Equity grants	—	—	—	120,342	0.02%	0.04%
Total	$560,436,660	100.00%	190.85%	$573,604,381	100.00%	176.04%

The Company primarily invests in portfolio companies located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets:

	September 30, 2017		September 30, 2016
Cost:		% of Total Investments		% of Total Investments
Northeast U.S.	$217,508,260	35.94%	$223,662,953	37.25%
Midwest U.S.	115,147,194	19.03%	77,086,840	12.84%
Southwest U.S.	101,583,440	16.79%	123,909,372	20.64%
Southeast U.S.	89,214,997	14.74%	76,201,785	12.69%
West U.S.	74,469,039	12.31%	84,992,619	14.15%
Northwest	3,799,884	0.63%	—	—
International	3,367,510	0.56%	14,615,394	2.43%
Total	$605,090,324	100.00%	$600,468,963	100.00%

	September 30, 2017			September 30, 2016
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast U.S.	$173,667,526	30.99%	59.14%	$208,857,837	36.41%	64.10%
Midwest U.S.	115,780,284	20.66%	39.43%	65,672,577	11.45%	20.16%
Southwest U.S.	99,398,397	17.74%	33.85%	124,470,758	21.70%	38.20%
Southeast U.S.	89,246,247	15.92%	30.39%	76,053,964	13.26%	23.34%
West U.S.	75,054,066	13.39%	25.56%	85,344,025	14.88%	26.19%
Northwest	3,883,882	0.69%	1.32%	—	—	—
International	3,406,258	0.61%	1.16%	13,205,220	2.30%	4.05%
Total	$560,436,660	100.00%	190.85%	$573,604,381	100.00%	176.04%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of September 30, 2017 and September 30, 2016 was as follows:

	September 30, 2017		September 30, 2016
Cost:		% of Total Investments		% of Total Investments
Internet software & services	$129,816,292	21.46%	$132,462,581	22.07%
Multi-sector holdings (1)	71,340,632	11.79	71,117,506	11.84
Healthcare services	50,858,157	8.41	88,865,063	14.80
Advertising	43,518,443	7.19	48,396,135	8.06
Application software	33,801,616	5.59	32,100,672	5.35
Diversified support services	24,189,607	4.00	19,714,868	3.28
IT consulting & other services	20,485,989	3.39	8,811,481	1.47
Human resources & employment services	20,141,957	3.33	—	—
Specialized finance	15,358,280	2.54	—	—
Environmental & facilities services	14,170,031	2.34	6,391,836	1.06
Oil & gas equipment & services	14,057,018	2.32	4,177,081	0.70
Distributors	12,967,500	2.14	—	—
Industrial machinery	12,493,405	2.06	3,826,203	0.64
Real estate services	12,247,424	2.02	—	—
Commercial printing	11,847,790	1.96	5,912,694	0.98
Integrated telecommunication services	11,291,073	1.87	24,385,644	4.06
Food retail	10,054,868	1.66	6,889,930	1.15
Data processing & outsourced services	9,804,174	1.62	9,835,238	1.64
Pharmaceuticals	9,068,650	1.50	9,162,870	1.53
Specialty Stores	8,359,086	1.38	—	—
Security & alarm services	8,018,318	1.33	17,835,147	2.97
Computer & Electronics Retail	7,383,862	1.22	—	—
Research & consulting services	6,922,777	1.14	17,128,420	2.85
Personal products	6,544,450	1.08	1,285,383	0.21
Aerospace & defense	6,453,287	1.07	—	—
Auto parts & equipment	5,871,777	0.97	—	—
Healthcare distributors	4,975,000	0.82	—	—
Casinos & gaming	4,963,767	0.82	—	—
Housewares & specialties	4,795,075	0.79	—	—
Trucking	4,079,548	0.67	—	—
Fertilizers & agricultural chemicals	3,273,753	0.54	3,522,668	0.59
Hypermarkets & super centers	2,996,051	0.50	—	—
Specialized consumer services	1,660,679	0.27	22,605,271	3.76
Computer hardware	1,279,988	0.21	3,956,802	0.66
Education services	—	—	15,262,322	2.54
Electronic equipment & instruments	—	—	10,942,464	1.82
Diversified capital markets	—	—	8,685,189	1.45
Construction and engineering	—	—	5,907,850	0.98
Wireless telecommunication services	—	—	5,719,729	0.95
Food distributors	—	—	5,711,496	0.95
Restaurants	—	—	5,000,000	0.83
Healthcare technology			4,856,420	0.81
Total	$605,090,324	100.00%	$600,468,963	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017			September 30, 2016
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Internet software & services	$121,778,922	21.72%	41.43%	$119,438,318	20.82%	36.64%
Multi-sector holdings (1)	57,606,674	10.28	19.62	63,316,667	11.04	19.43
Advertising	41,145,973	7.34	14.01	48,684,948	8.49	14.94
Application software	33,966,141	6.06	11.57	32,405,166	5.65	9.95
Healthcare services	29,525,697	5.27	10.06	83,972,780	14.64	25.77
Diversified support services	24,655,181	4.40	8.40	19,597,622	3.42	6.01
IT consulting & other services	20,488,238	3.66	6.98	8,884,236	1.55	2.73
Human resources & employment services	20,125,090	3.59	6.85	—	—	—
Specialized finance	15,609,084	2.79	5.32	—	—	—
Environmental & facilities services	14,287,163	2.55	4.87	6,540,239	1.14	2.01
Oil & gas equipment & services	14,052,500	2.51	4.79	4,090,429	0.71	1.26
Distributors	12,957,035	2.31	4.41	—	—	—
Industrial machinery	12,452,459	2.22	4.24	3,778,376	0.66	1.16
Real estate services	12,256,098	2.19	4.17	—	—	—
Commercial printing	11,942,132	2.13	4.07	5,929,733	1.03	1.82
Integrated telecommunication services	11,368,765	2.03	3.87	24,637,968	4.30	7.56
Food retail	10,182,584	1.82	3.47	7,011,442	1.22	2.15
Data processing & outsourced services	9,840,600	1.76	3.35	9,820,000	1.71	3.01
Pharmaceuticals	9,038,634	1.61	3.08	9,033,850	1.57	2.77
Specialty Stores	8,193,960	1.46	2.79	—	—	—
Security & alarm services	7,972,286	1.42	2.72	17,865,123	3.11	5.48
Computer & Electronics Retail	7,498,142	1.34	2.55	—	—	—
Research & consulting services	7,004,638	1.25	2.39	17,162,244	2.99	5.27
Personal products	6,599,006	1.18	2.25	1,290,310	0.22	0.40
Aerospace & defense	6,556,692	1.17	2.23	—	—	—
Auto parts & equipment	5,798,747	1.03	1.97	—	—	—
Casinos & gaming	5,038,622	0.90	1.72	—	—	—
Healthcare distributors	4,948,950	0.88	1.69	—	—	—
Housewares & specialties	4,771,779	0.85	1.63	—	—	—
Trucking	4,099,725	0.73	1.40	—	—	—
Hypermarkets & super centers	2,876,002	0.51	0.98	—	—	—
Fertilizers & agricultural chemicals	2,801,481	0.50	0.95	3,377,146	0.59	1.04
Specialized consumer services	1,672,677	0.30	0.57	22,538,791	3.93	6.92
Computer hardware	1,324,983	0.24	0.45	3,903,567	0.68	1.20
Education services	—	—	—	15,293,164	2.67	4.69
Electronic equipment & instruments	—	—	—	10,912,302	1.90	3.35
Diversified capital markets	—	—	—	8,763,486	1.53	2.69
Construction and engineering	—	—	—	5,768,770	1.01	1.77
Food distributors	—	—	—	5,623,604	0.98	1.73
Restaurants	—	—	—	4,985,425	0.87	1.53
Healthcare technology	—	—	—	4,747,016	0.83	1.46
Wireless telecommunication services	—	—	—	4,231,659	0.74	1.30
Total	$560,436,660	100.00%	190.85%	$573,604,381	100.00%	176.04%
___________________

(1)	This industry includes the Company's investment in FSFR Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investments are generally in middle-market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value as of September 30, 2017 and September 30, 2016, which is as follows:

	September 30, 2017	September 30, 2016
FSFR Glick JV LLC	10.3%	11.0%
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. Details of investment income of FSFR Glick JV LLC for the years ended September 30, 2017 and September 30, 2016 are as follows:

	Year ended September 30, 2017		Year ended September 30, 2016
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
FSFR Glick JV LLC	$5,188,380	11.1%	$7,777,850	14.6%

FSFR Glick JV LLC
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form FSFR Glick JV. On April 21, 2015, FSFR Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through FSFR Glick JV. FSFR Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. FSFR Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of FSFR Glick JV must be approved by the FSFR Glick JV investment committee which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to FSFR Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to FSFR Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of September 30, 2017 and September 30, 2016, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. FSFR Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
FSFR Glick JV's portfolio consisted of middle-market and other corporate debt securities of 23 and 36 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of September 30, 2017 and September 30, 2016, respectively. The portfolio companies in FSFR Glick JV are in industries similar to those in which the Company may invest directly.
FSFR Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both September 30, 2017 and September 30, 2016. On June 29, 2017, the Deutsche Bank facility was assigned by Credit Suisse AG, Cayman Islands Branch to Deutsche Bank AG, New York Branch. Borrowings under the Deutsche Bank facility are secured by all of the assets of FSFR Glick JV and all of the equity interests in FSFR Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of September 30, 2017 and September 30, 2016. Under the Deutsche Bank facility, $56.9 million and $124.6 million of borrowings were outstanding as of September 30, 2017 and September 30, 2016, respectively.
The Company has determined that FSFR Glick JV is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in FSFR Glick JV.
As of September 30, 2017 and September 30, 2016, FSFR Glick JV had total assets of $126.7 million and $201.1 million, respectively. As of September 30, 2017, the Company's investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value. As of September 30, 2016, the Company's investment in FSFR Glick JV consisted of LLC equity interests and Subordinated Notes of $63.3 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of FSFR Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2017 and September 30, 2016, FSFR Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $81.6 million and $81.3 million in aggregate commitments were funded as of September 30, 2017 and September 30, 2016, respectively, of which $71.4 million and $71.1 million, respectively, was from the Company. As of each of September 30, 2017 and September 30, 2016, the Company had commitments to fund Subordinated Notes to FSFR Glick JV of $78.8 million, of which $14.5 million and $14.7 million, respectively, was unfunded. As of each of September 30, 2017 and September 30, 2016, the Company had commitments to fund LLC equity interests in FSFR Glick JV of $8.7 million, of which $1.6 million was unfunded.
Below is a summary of FSFR Glick JV's portfolio, followed by a listing of the individual loans in FSFR Glick JV's portfolio as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Senior secured loans (1)	$115,964,537	$194,346,557
Weighted average current interest rate on senior secured loans (2)	6.92%	7.08%
Number of borrowers in FSFR Glick JV	23	36
Largest loan exposure to a single borrower (1)	$11,267,524	$12,641,009
Total of five largest loan exposures to borrowers (1)	$42,833,696	$49,318,344
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FSFR Glick JV Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	$2,287,177	$2,243,202	$265,211
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd						2,287,177	4,537,147	265,211
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	11,267,524	11,220,478	11,267,116
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	6,279,920	6,225,992	6,358,419
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	6,825,900	6,477,372	2,592,115
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	8,659,650	8,659,650	8,659,223
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.49%	2,977,041	2,967,620	2,988,205
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.82%	8,160,622	8,141,224	8,099,417
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.58%	2,075,162	2,073,617	2,064,786
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.75% (1.25% floor) cash	7.08%	2,018,206	2,000,877	1,453,109
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	6.86%	3,876,067	3,880,408	3,892,211
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.08%	7,920,000	7,790,262	7,840,800
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	4,126,500	4,099,195	4,095,551
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.81%	3,000,000	2,933,633	3,030,000
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.34%	5,990,978	5,932,073	5,826,226
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	6,386,250	6,338,479	6,306,422
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	3,920,000	3,877,655	3,919,865
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	1,027,425	1,006,080	1,027,390
Total Valet Merger Sub, Inc.						4,947,425	4,883,735	4,947,255
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.58%	3,930,134	3,912,198	3,890,832
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.06%	4,913,924	4,790,511	4,901,639
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.24%	1,823,268	1,821,822	1,825,054
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610,174	4,572,990	4,610,400
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.33%	4,042,355	3,995,621	4,010,198
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.24%	4,950,000	4,938,077	4,917,008
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	4,228,750	4,150,304	4,228,752
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	667,510	635,208	667,510
Total MHE Intermediate Holdings, LLC						4,896,260	4,785,512	4,896,262
Total Portfolio Investments						$115,964,537	$116,978,493	$108,737,459
__________
(1) Represents the current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) This investment is held by both the Company and FSFR Glick JV as of September 30, 2017.
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
(5) This investment was on cash non-accrual status as of September 30, 2017.

FSFR Glick JV Portfolio as of September 30, 2016

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.00%	$2,339,146	$2,336,840	$2,322,917
	Healthcare services	119,910.76 Class B Preferred Units				—	119,911	131,369
	Healthcare services	368.96 Class A Common Units				—	2,174,034	981,348
Total Ameritox Ltd						2,339,146	4,630,785	3,435,634
Answers Corporation (3) (5)	Internet software & services	First Lien Term Loan	10/3/2021	LIBOR+5.25% (1% floor) cash	6.25%	7,899,749	7,636,708	4,265,865
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.00%	12,641,009	12,554,571	12,538,499
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B1	12/15/2019	LIBOR+5.25% (1% floor) cash	6.25%	7,392,405	7,306,444	7,420,127
Metamorph US 3, LLC (3)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+6.5% (1% floor) cash	7.50%	6,900,283	6,808,009	5,744,139
Motion Recruitment Partners LLC (3)	Diversified support services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.00%	9,125,000	9,125,000	9,099,254
NAVEX Global, Inc. (3)	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	5.99%	1,793,550	1,779,633	1,784,582
Teaching Strategies, LLC	Education services	First Lien Term Loan (3)	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6.34%	2,570,471	2,567,575	2,556,891
	Education services	First Lien Delayed Draw Term Loan	10/1/2019	LIBOR+5.5% (0.5% floor) cash	6.34%	6,840,000	6,832,715	6,803,695
Total Teaching Strategies, LLC						9,410,471	9,400,290	9,360,586
TrialCard Incorporated (3)	Healthcare services	First Lien Term Loan	12/31/2019	LIBOR+4.5% (1% floor) cash	5.50%	7,179,097	7,144,396	7,144,248
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.50%	8,291,864	8,267,671	7,960,189
Fineline Technologies, Inc. (3)	Electronic equipment & instruments	First Lien Term Loan	5/5/2017	LIBOR+5.5% (1% floor) cash	6.50%	7,034,441	7,010,963	7,015,051
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien Term Loan	5/13/2020	LIBOR+7% (1% floor) cash	8.00%	9,850,000	9,672,034	9,772,706
GK Holdings, Inc.	IT consulting & other services	First Lien Term Loan	1/20/2021	LIBOR+5.5% (1% floor) cash	6.50%	3,438,750	3,452,038	3,412,959
Vitera Healthcare Solutions, LLC	Healthcare technology	Second Lien Term Loan	11/4/2021	LIBOR+8.25% (1% floor) cash	9.25%	3,000,000	2,958,409	2,782,500
TIBCO Software, Inc. (3)	Internet software & services	First Lien Term Loan	12/4/2020	LIBOR+5.5% (1% floor) cash	6.50%	2,304,900	2,308,815	2,277,114
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.25%	2,096,666	2,094,658	1,978,729
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.25% (1.25% floor) cash	6.50%	2,041,357	2,014,233	1,755,567
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2020	LIBOR+5.625% (1% floor) cash	6.63%	5,909,774	5,915,626	5,776,805
Auction.com, LLC	Internet software & services	First Lien Term Loan	5/12/2019	LIBOR+5% (1% floor) cash	6.00%	3,940,000	3,926,700	3,959,700
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	7.75%	8,000,000	7,842,222	7,920,000
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.50%	4,168,500	4,133,700	4,147,658
Too Faced Cosmetics, LLC (3)	Personal products	First Lien Term Loan B	7/7/2021	LIBOR+5% (1% floor) cash	6.00%	642,692	581,620	645,155
American Seafoods Group LLC (3)	Food distributors	First Lien Term Loan	8/19/2021	LIBOR+5% (1% floor) cash	6.00%	3,853,704	3,837,366	3,844,069
Worley Claims Services, LLC	Internet software & services	First Lien Term Loan	10/31/2020	LIBOR+8% (1% floor) cash	9.00%	5,730,937	5,707,511	5,702,282

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.50%	$3,000,000	$2,922,316	$3,039,954
AccentCare, Inc.	Healthcare services	First Lien Term Loan	9/3/2021	LIBOR+5.75% (1% floor) cash	6.75%	7,850,000	7,773,386	7,727,344
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/17/2022	LIBOR+5.75% (1% floor) cash	6.00%	6,477,948	6,392,100	6,226,928
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.00%	6,451,250	6,393,472	6,443,186
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.00%	3,960,000	3,906,498	4,026,826
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.25%	3,970,390	3,948,754	3,950,538
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	6.75%	4,963,924	4,814,658	4,889,465
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.00%	1,920,000	1,916,612	1,919,232
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	7.75%	4,962,500	4,912,596	4,967,689
Sundial Group Holdings LLC	Personal products	First Lien Term Loan	10/19/2021	LIBOR+6.25% (1% floor) cash	7.25%	3,900,000	3,839,938	3,954,402
Onvoy, LLC (3)	Integrated telecommunication services	First Lien Term Loan	4/29/2021	LIBOR+6.25% (1% floor) cash	7.25%	7,406,250	7,261,422	7,386,738
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.00%	4,500,000	4,433,644	4,432,500
Total Portfolio Investments						$194,346,557	$194,624,798	$188,708,220
_________
(1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
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
The cost and fair value of the Company's aggregate investment in FSFR Glick JV was $71.3 million and $57.6 million, respectively, as of September 30, 2017 and $71.1 million and $63.3 million, respectively, as of September 30, 2016. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the years ended September 30, 2017 and September 30, 2016, the Company earned interest income of $5.8 million and $5.1 million, respectively, on its investment in the Subordinated Notes. The Company reversed $0.6 million of dividend income previously recorded in prior periods during the year ended September 30, 2017 with respect to its LLC equity interests since the Company determined that such dividend payments may no longer be collectible. The Company earned dividend income of $2.7 million for the year ended September 30, 2016 with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for FSFR Glick JV as of September 30, 2017 and September 30, 2016 and for the years ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2017: $116,978,493; cost September 30, 2016: $194,624,798)	$108,737,459	$188,708,220
Receivable from secured financing arrangement at fair value (September 30, 2016 cost: $5,000,000)	—	4,985,425
Cash and cash equivalents	13,891,899	980,605
Restricted cash	2,249,575	3,343,303
Receivable from unsettled transactions	—	952,591
Due from portfolio companies	7,653	—
Other assets	1,791,077	2,162,942
Total assets	$126,677,663	$201,133,086

Senior credit facility payable	$56,881,939	$124,615,636
Subordinated notes payable at fair value (proceeds September 30, 2017: $73,404,435; cost September 30, 2016: $73,149,434)	65,836,199	65,012,167
Other liabilities	3,959,525	4,196,688
Total liabilities	$126,677,663	$193,824,491
Members' equity	—	7,308,595
Total liabilities and members' equity	$126,677,663	$201,133,086

	Year ended September 30, 2017	Year ended September 30, 2016
Selected Statements of Operations Information:
Interest income	$11,148,203	$14,109,946
PIK interest income	53,620	33,170
Fee income	160,984	95,756
Total investment income	11,362,807	14,238,872
Interest expense	11,055,880	10,780,919
Other expenses	224,559	283,267
Total expenses (1)	11,280,439	11,064,186
Net unrealized appreciation (depreciation)	(2,893,408)	3,832,274
Realized loss on investments	(3,873,454)	(3,119,735)
Net income (loss)	$(6,684,494)	$3,887,225
__________
(1) There are no management fees or incentive fees charged at FSFR Glick JV.
FSFR Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under ASC 825. The Subordinated Notes are valued based on the total assets less the liabilities senior to the subordinated notes of FSFR Glick JV in an amount not exceeding par under the enterprise value technique.
During the year ended September 30, 2017, the Company did not sell any senior secured debt investments to FSFR Glick JV. During the year ended September 30, 2016, the Company sold $48.9 million of senior secured debt investments at fair value to FSFR Glick JV in exchange for $47.6 million cash consideration, $1.2 million of subordinated notes in FSFR Glick JV and $0.1 million of LLC equity interests in FSFR Glick JV. The Company realized a loss of $0.5 million on these transactions.
The Company determined that FSFR Glick JV is a significant subsidiary for the years ended September 30, 2017 and September 30, 2016 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. The related summary financial information is presented in the "FSFR Glick JV LLC" heading above.

OAKTREE STRATEGIC INCOME CORPORATION
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
For the year ended September 30, 2017, the Company recorded total fee income of $2.2 million, $0.5 million of which was recurring in nature. For the year ended September 30, 2016, the Company recorded total fee income of $3.1 million, $0.6 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2017, 2016 and 2015:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(8,766,879)	$(4,457,617)	$15,912,082
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$(0.30)	$(0.15)	$0.54
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2017, 2016 and 2015:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Total for the year ended September 30, 2017				$0.80	$23,155,451	30,783	$270,630

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,101,445	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,093,278	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,115,444	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,148,928	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,177,085	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,175,431	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,174,974	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,176,513	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,163,126	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,179,263	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,181,006	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,183,197	3,078	26,811
Total for the year ended September 30, 2016				$0.90	$25,869,690	78,499	$650,402

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	May 12, 2014	September 15, 2014	October 15, 2014	0.30	8,648,937	17,127	191,093
Quarterly	September 9, 2014	December 15, 2014	January 15, 2015	0.30	8,597,352	23,183	242,678
Quarterly	November 20, 2014	April 2, 2015	April 15, 2015	0.30	8,532,236	28,296	307,794
Monthly	February 4, 2015	May 1, 2015	May 15, 2015	0.10	2,895,847	5,045	50,830
Monthly	February 4, 2015	June 1, 2015	June 15, 2015	0.10	2,893,440	5,296	53,237
Monthly	February 4, 2015	July 1, 2015	July 15, 2015	0.10	2,809,213	14,572	137,464
Monthly	February 4, 2015	August 3, 2015	August 17, 2015	0.10	2,890,289	6,174	56,388
Monthly	July 10, 2015	September 4, 2015	September 15, 2015	0.07	2,168,886	4,575	41,121
Total for the year ended September 30, 2015				$1.37	$39,436,200	104,268	$1,080,605
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding
Common Stock Offering
There were no common stock offerings during the years ended September 30, 2017, September 30, 2016 and September 30, 2015.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Borrowings
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (as amended, the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
In connection with the Transaction, on July 13, 2017, the Company entered into an amendment (the “Citibank Amendment”) to the Citibank facility that amends the Loan and Security Agreement, dated as of January 15, 2015, by and among the Company, as the collateral manager and as the seller, FS Senior Funding II LLC, as the borrower, Citibank, N.A., as administrative agent, and Citibank, N.A., as the sole lender. Under the Citibank Amendment, certain events of default that would result from the closing of the Transaction are waived and the ability to borrow amounts under the Citibank facility for investment was revised to require the consent of the lenders prior to the closing of the Transaction and completion of satisfactory due diligence by the lenders on Oaktree. In addition, the Citibank Amendment provided that if the closing of the Transaction did not occur by December 31, 2017, the reinvestment period for the Citibank facility would have terminated and the Company would have been required to pay down any amounts outstanding under the Citibank facility as set forth in the Citibank Amendment.
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
As of September 30, 2017 and September 30, 2016, the Company had $76.5 million and $107.4 outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.559%, 2.838% and 2.516% for the years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively. For the years ended September 30, 2017, September 30, 2016 and September 30, 2015, the Company recorded interest expense of $4.2 million, $4.1 million and $2.6 million, respectively, related to the Citibank facility.
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
As of September 30, 2017, the Company had $6.5 million outstanding under the East West Bank facility. As of September 30, 2016, the Company had no borrowings outstanding under the East West Bank facility. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.633% for the year ended September 30, 2017. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.857% for the period from January 6, 2016 through September 30, 2016. For the years ended September 30, 2017 and September 30, 2016, the Company recorded interest expense of $0.5 million and $0.4 million, respectively, related to the East West Bank facility.
2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million debt securitization ("2015 Debt Securitization") consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by the 2015 Issuer, a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes, which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes, which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum (collectively, the "Class A Notes") and $25.0 million Class B Senior Secured 2015 Notes, which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's September 30, 2017 Consolidated Statements of Assets and Liabilities as notes payable. As of September 30, 2017, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement. The Company is entitled to a fee for its services as collateral manager. The Company has retained a sub-collateral manager, which, as of October 17, 2017, was the Investment Adviser and, prior to October 17, 2017, was FSM, to provide collateral management sub-advisory services to the Company pursuant to a sub-collateral management agreement. The sub-collateral manager is entitled to receive 100% of the collateral management fees paid to the Company under the collateral management agreement, but each of the Investment Adviser and FSM irrevocably waived and, in the case of the Investment Adviser, intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

The collateral management agreement does not include any incentive fee payable to the Company as collateral manager or payable to the sub-collateral manager as sub-advisor under the sub-collateral management agreement.

Through May 28, 2019, all principal collections received on the underlying collateral may be used by the 2015 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as sub-collateral manager of the 2015 Issuer and in accordance with the Company's investment strategy. All 2015 Notes are scheduled to mature on May 28, 2025.

As of September 30, 2017, there were 57 investments in portfolio companies with a total fair value of $277.9 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the years ended September 30, 2017 and September 30, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Interest expense	$5,741,534	$4,668,947	$1,476,995
Loan administration fees	69,514	79,882	—
Amortization of debt issuance costs	290,104	290,104	120,877
Total interest and other debt financing expenses	$6,101,152	$5,038,933	$1,597,872
Cash paid for interest expense	$5,449,738	$5,136,063	$—
Annualized average interest rate	3.425%	2.466%	2.390%
Average outstanding balance	$180,462,192	$181,782,413	$61,900,170

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the year ended September 30, 2017 is as follows:

				Year ended September 30, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	3.1035%	180		$3,487,268	$3,664,619
Class A-S Notes	3.4035%	210	(1)	850,073	926,401
Class A-R Notes	2.9551%	180	(2)	205,027	207,900
Class B Notes	3.9535%	265		907,370	942,614
Class C Notes	4.5535%	325	(3)	—	—
Total				$5,449,738	$5,741,534
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense as they are eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of September 30, 2017 are as follows:

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

As of September 30, 2016, secured borrowings at fair value totaled $5.0 million and the fair value of the investment that is associated with these secured borrowings was $5.0 million. These secured borrowings were the result of the Company's completion of a loan sale of a senior secured debt investment that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and this loan sale was treated as a secured borrowing. No secured borrowings were outstanding as of September 30, 2017.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Payments
Scheduled principal payments for debt obligations at September 30, 2017 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2018	2019	2020	2021	2022 and Thereafter
Citibank facility	$76,456,800	$—	$—	$76,456,800	$—	$—
Notes Payable	180,000,000	—	—	—	—	180,000,000
East West Bank facility	6,500,000	—	—	—	6,500,000	—
Total	$262,956,800	$—	$—	$76,456,800	$6,500,000	$180,000,000

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

    Accumulated PIK interest activity for the years ended September 30, 2017 and 2016 was as follows:

	Year ended September 30, 2017	Year ended September 30, 2016
PIK balance at beginning of period	$88,839	$—
Gross PIK interest accrued	759,744	167,065
PIK income reserves (1)	(351,323)	—
PIK interest received in cash	—	(78,226)
PIK balance at end of period	$497,260	$88,839
 ___________________
Note: There was no accumulated PIK interest activity during the year ended September 30, 2015.

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of September 30, 2017, September 30, 2016 and September 30, 2015, there were three, one and one investments, respectively, on which the Company stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2017, 2016 and 2015 were as follows:

	September 30, 2017				September 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$564,231,285	96.02%	$553,084,120	98.88%	$563,757,229	96.74%	$552,114,644	98.72%	$619,529,324	98.79%	$613,701,960	99.28%
PIK non-accrual (paying) (1)	—	—	—	—	—	—	—	—	7,605,257	1.21	4,427,839	0.72
Cash non-accrual (nonpaying) (2)	23,381,863	3.98	6,292,551	1.12	19,027,017	3.26	7,156,160	1.28	—	—	—	—
Total	$587,613,148	100.00%	$559,376,671	100.00%	$582,784,246	100.00%	$559,270,804	100.00%	$627,134,581	100.00%	$618,129,799	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
The non-accrual status of the Company's portfolio investments as of September 30, 2017, 2016 and 2015 was as follows:

	September 30, 2017	September 30, 2016	September 30, 2015
Answers Corporation (2)	—	Cash non-accrual (1)	PIK non-accrual (1)
Ameritox Ltd.	Cash non-accrual (1)	—	—
New Trident Holdcorp, Inc. - second lien term loan	Cash non-accrual (1)	—	—
Metamorph US 3, LLC	Cash non-accrual (1)	—	—

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
As of September 30, 2017, the Company no longer held this investment. As of September 30, 2016, the Company's investments in both the first and second lien term loans of the Answers Corporation were on cash non-accrual status. As of September 30, 2015, only the second lien term loan was on PIK non-accrual.

Income non-accrual amounts for the years ended September 30, 2017, 2016 and 2015, which may include amounts for investments that were no longer held at the end of the period, were as follows:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Cash interest income	$1,291,399	$1,136,652	$—
PIK interest income	351,323	—	—
OID income	89,553	57,735	13,816
Total	$1,732,275	$1,194,387	$13,816

Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and secured borrowings, as gains and losses are not included in taxable income until they are realized; (2) origination fees received in connection with investments in portfolio companies; (3) recognition of interest income on certain loans; and (4) income or loss recognition on exited investments.
Listed below is a reconciliation of net decrease in net assets resulting from operations to taxable income for the years ended September 30, 2017 and September 30, 2016:

	Year ended September 30, 2017	Year ended September 30, 2016
Net decrease in net assets resulting from operations	$(8,766,879)	$(4,457,617)
Net unrealized depreciation on investments and secured borrowings	17,803,657	16,980,524
Book/tax difference due to deferred loan fees	(1,438,850)	(94,659)
Book/tax difference due to interest income on certain loans	1,642,722	1,136,652
Book/tax difference due to capital losses not recognized	13,384,915	12,769,777
Other book/tax differences	557,519	(79,467)
Taxable/Distributable Income (1)	$23,183,084	$26,255,210

__________________

(1)
The Company's taxable income for the year ended September 30, 2017 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2017, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$2,808,747
Net realized capital losses	28,564,899
Unrealized losses, net	(46,826,393)
As of September 30, 2017, the Company had net capital loss carryforwards of $28,564,899 to offset net capital gains, to the extent available and permitted by U.S. federal income tax law. Of the capital loss carryforwards, $2,699,949 are available to offset future short-term capital gains and $25,864,950 are available to offset future long-term capital gains. The Company is permitted to carry forward net capital losses, if any, incurred in taxable years beginning after December 22, 2010 for an unlimited period.
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and does not expect to incur a U.S. federal excise tax for calendar year 2017.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate cost of investments for income tax purposes was $607.3 million as of September 30, 2017. For the year ended September 30, 2017, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $4.6 million. For the year ended September 30, 2017, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $51.4 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $46.8 million.
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
A summary of the Company's recorded investment realization events, excluding syndications of debt investments and sales of debt investments in the open market, for the year ended September 30, 2017 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	TrialCard Incorporated	Debt	$ 9.9 million	$—	Full payoff
November 2016	Blackhawk Specialty Tools, LLC	Debt	4.2 million	—	Full payoff
November 2016	NXT Capital, LLC	Debt	8.7 million	—	Full payoff
November 2016	The Active Network, Inc. (a)	Debt	2.4 million	—	Full payoff
November 2016	Fineline Technologies, Inc.	Debt	10.5 million	—	Full payoff
November 2016	Legalzoom.com, Inc. (a)	Debt	20.1 million	—	Full payoff
December 2016	Aptean, Inc.	Debt	1.2 million	—	Full payoff
December 2016	Too Faced Cosmetics, LLC	Debt	1.3 million	—	Full payoff
February 2017	Vitera Healthcare Solutions, LLC	Debt	4.7 million	—	Full payoff
February 2017	TV Borrower US, LLC (a)	Debt	9.1 million	—	Full payoff
February 2017	Teaching Strategies, LLC	Debt	15.1 million	—	Full payoff
February 2017	AF Borrower, LLC	Debt	1.1 million	—	Full payoff
February 2017	CRGT Inc.	Debt	3.2 million	—	Full payoff
February 2017	Onvoy Merger Sub, LLC	Debt	10.2 million	—	Full payoff
March 2017	NAVEX Global, Inc.	Debt	5.0 million	—	Full payoff
May 2017	Hill International, Inc.	Debt	5.9 million	—	Full payoff
May 2017	Baart Programs, Inc. (a)	Debt	8.3 million	—	Full payoff
June 2017	ConvergeOne Holdings Corp. (a)	Debt	5.3 million	—	Full payoff
June 2017	Idera, Inc.	Debt	17.3 million	—	Full payoff
July 2017	TIBCO Software, Inc.	Debt	7.9 million	—	Full payoff
July 2017	My Alarm Center, LLC (a)	Debt	18.7 million	—	Full payoff
August 2017	GTCR Valor Companies, Inc.	Debt	12.1 million	—	Full payoff
August 2017	NAVEX Global, Inc.	Debt	0.9 million	—	Full payoff
August 2017	American Seafoods Group LLC (a)	Debt	5.7 million	—	Full payoff
August 2017	Lytx, Inc. (a)	Debt	9.9 million	—	Full payoff
August 2017	OBHG Management Services, LLC	Debt	16.0 million	—	Full payoff
September 2017	Auction.com, LLC	Debt	0.2 million	—	Full payoff
$—

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

(a)	The Company also received prepayment fees in connection with the exit of these portfolio investments.
During the year ended September 30, 2017, the Company received cash payments of $45.4 million in connection with syndications and sales of debt investments and recorded a net realized loss of $13.4 million, including a realized loss of $13.4 million from the sale of the Company's investment in the first and second lien term loans of Answers Corporation.
A summary of the Company's recorded investment realization events, excluding syndications of debt investments and sales of debt investments in the open market, during the year ended September 30, 2016 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Reliant Hospital Partners, LLC	Debt	$ 7.4 million	$—	Full payoff
October 2015	Idera, Inc.	Debt	16.8 million	—	Full payoff
October 2015	Novetta Solutions, LLC	Debt	5.7 million	—	Full payoff
December 2015	All Web Leads, Inc.	Debt	17.6 million	—	Full payoff
January 2016	TWCC Holding Corp.	Debt	6.4 million	—	Full payoff
February 2016	B&H Education Inc.	Debt	1.4 million	(4.3 million)	Partial payoff
March 2016	Pacific Architects and Engineers Incorporated	Debt	3.4 million	—	Full payoff
April 2016	Ameritox Ltd.	Debt	12.6 million	(8.7 million)	Restructuring
May 2016	Accruent, LLC	Debt	20.8 million	—	Full payoff
June 2016	GTCR Valor Companies, Inc.	Debt	13.3 million	—	Partial payoff
August 2016	Smile Brands Group Inc.	Debt	5.8 million	—	Full payoff
September 2016	Language Line, LLC	Debt	14.0 million	—	Full payoff
September 2016	Aptos, Inc.	Debt	5.9 million	—	Full payoff
$ (13.0 million)
During the year ended September 30, 2016, the Company received cash payments of $163.3 million in connection with syndications and sales of debt investments and recorded a net realized gain of $0.2 million.
A summary of the Company's recorded investment realization events, excluding syndications of debt investments and sales of debt investments in the open market, for the year ended September 30, 2015 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2014	Answers Corporation	Debt	$ 6.8 million	$—	Full payoff
December 2014	Survey Sampling International, LLC	Debt	4.9 million	—	Full payoff
April 2015	Travel Leaders Group, LLC	Debt	9.4 million	—	Full payoff
April 2015	IPC Systems, Inc.	Debt	11.2 million	—	Full payoff
April 2015	Symphony Teleca Services, Inc.	Debt	2.5 million	—	Full payoff
May 2015	GOBP Holdings, Inc.	Debt	4.1 million	—	Full payoff
August 2015	AMAG Pharmaceuticals, Inc.	Debt	14.3 million	—	Full payoff
$—
During the year ended September 30, 2015, the Company received cash payments of $480.4 million in connection with full or partial sales of debt investments and recorded a net realized gain of $0.4 million.
Net Unrealized Appreciation or Depreciation on Investments
For the year ended September 30, 2017, the Company recorded net unrealized depreciation of $17.8 million. This consisted of $14.1 million of net unrealized depreciation on debt investments and $12.9 million of net unrealized depreciation on equity investments, offset by $9.2 million of net reclassifications to realized loss (resulting in unrealized appreciation).

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2016, the Company recorded net unrealized depreciation of $17.0 million. This consisted of $17.5 million of net unrealized depreciation on debt investments and $2.5 million of net unrealized depreciation on equity investments, offset by $3.0 million of net reclassifications to realized loss (resulting in unrealized appreciation).
For the year ended September 30, 2015, the Company recorded net unrealized depreciation of $12.8 million. This consisted of $11.8 million of net unrealized depreciation on debt investments and $1.0 million of net unrealized depreciation on equity investments.

Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of September 30, 2017, the Company was party to an investment advisory agreement with FSM (the “Former Investment Advisory Agreement”), which was the Company’s investment adviser through the closing of the Transaction. Under the Former Investment Advisory Agreement, the Company paid FSM a fee for its services consisting of two components: a base management fee and an incentive fee.
Base Management Fee
The base management fee was calculated at an annual rate of 1% of the Company's gross assets (i.e., total assets held before deduction of any liabilities), including any investments acquired with the use of leverage and excluding any cash, cash equivalents and restricted cash. The base management fee was calculated based on the average value of the Company's gross assets at the end of the two most recently completed quarters. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
For the years ended September 30, 2017, 2016 and 2015, base management fees (net of waivers, if any) were $5.6 million, $6.1 million and $5.9 million, respectively.
Incentive Fee
As of September 30, 2017, the incentive fee portion of the Former Investment Advisory Agreement had two parts. The first part ("Part I incentive fee") was calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" meant interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company received from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Prior Administration Agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company had not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, was compared to a "hurdle rate" of 1.5% per quarter, subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1% base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter was as follows:

•
No incentive fee was payable to the FSM in any fiscal quarter in which the Company's Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.5% (the "preferred return" or "hurdle");

•
50% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than or equal to 2.5% in any fiscal quarter was payable to FSM. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the "catch-up." The "catch-up" provision was intended to provide FSM with an incentive fee of

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•	20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.5% in any fiscal quarter is payable to FSM once the hurdle is reached and the catch-up is achieved.
There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there was no clawback of amounts previously paid if subsequent quarters were below the quarterly hurdle and there was no delay of payment if prior quarters were below the quarterly hurdle.
For the years ended September 30, 2017, 2016 and 2015, the Part I incentive fee was $3.2 million, $5.2 million and $5.7 million, respectively.
As of September 30, 2017, the second part ("Part II incentive fee" or "capital gain incentive fee") of the incentive fee was determined and payable in arrears as of the end of each fiscal year (or upon termination of the Former Investment Advisory Agreement, as of the termination date) and equaled 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2017 and 2016, there was no Part II incentive fee. For the year ended September 30, 2015, $0.8 million of the Part II incentive fee was reversed due to unrealized losses on the investment portfolio. From inception to date, the Company has paid aggregate Part II incentive fees of approximately $0.1 million.
GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under the Former Investment Advisory Agreement, and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the Former Investment Advisory Agreement will be consistent with the formula reflected in the Former Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of September 30, 2017 due to the accumulated realized and unrealized losses in the portfolio.
As of September 30, 2017 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $2.2 million and $3.0 million, respectively, reflecting the unpaid portion of the base management fee and incentive fee payable to FSM.
Prior Administration Agreement
As of September 30, 2017, the Company was party to the Prior Administration Agreement with FSC CT. Under the Prior Administration Agreement, FSC CT provided administrative services for the Company, including providing the Company with office facilities, including its principal executive offices, and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Prior Administration Agreement, FSC CT also performed or oversaw the performance of the Company's required administrative services, which included being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assisted the Company in determining and publishing the Company's net asset value, oversaw the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally oversaw the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. FSC CT also provided, on behalf of the Company, managerial assistance to its portfolio companies. For providing these services, facilities and personnel, the Company reimbursed FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the Prior Administration Agreement, including rent, the Company's allocable portion of the costs of compensation and related expenses of the Company's Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost with no profit to, or markup by, FSC CT. As of September 30, 2017, the Company utilized office space in Greenwich, CT that was leased by FSC CT from an entity controlled by the chief executive officer of FSM and FSC CT, Mr. Leonard M. Tannenbaum. As of September 30, 2017, the Company also utilized additional office space that was leased by affiliates of FSM and FSC CT in Chicago, IL. Any reimbursement for a portion of the rent at this location was at cost with no profit to, or markup by, FSC CT. The administration agreement was terminable by either party without penalty upon 60 days' written notice to the other party and was terminated on October 17, 2017.
For the year ended September 30, 2017, the Company accrued administrative expenses of $1.9 million, including $1.2 million of general and administrative expenses, which was due to FSC CT. For the years ended September 30, 2016 and September 30, 2015, the Company accrued administrative expenses of $1.2 million, including $0.7 million of general and administrative expenses, and $1.3 million, including $0.5 million of general and administrative expenses, respectively, which was due to FSC CT. As of September 30,

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 and September 30, 2016, $0.5 million and $0.4 million, respectively, was included in "Due to FSC CT" in the Consolidated Statements of Assets and Liabilities.
Common Stock held by FSAM and Principals
Based on reports filed with the SEC, as of September 30, 2017, a subsidiary of FSAM reported holdings of 2,677,519 shares of the Company's common stock, which represents approximately 9.1% of the Company's common stock outstanding.
Based on reports filed with the SEC, as of September 30, 2017, Mr. Tannenbaum directly and indirectly held 5,333,785 shares of the Company's common stock, which represents approximately 18.1% of the Company's common stock outstanding.
Note 12. Financial Highlights

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Net asset value at beginning of period	$11.06	$12.11	$12.65	$15.11	$—
Net investment income (5)	0.76	0.86	0.96	0.62	—
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	(0.60)	(0.58)	(0.43)	0.24	0.12
Net realized gain (loss) on investments (5)	(0.45)	(0.43)	0.01	0.14	0.01
Distributions to stockholders (5)	(0.80)	(0.90)	(1.07)	(0.62)	—
Tax return of capital (5)	—	—	—	(0.39)	—
Net issuance of common stock (5)	—	—	(0.01)	(2.45)	14.98
Net asset value at end of period	$9.97	$11.06	$12.11	$12.65	$15.11
Per share market value at beginning of period	$8.56	$8.73	$11.82	$13.54	$15.00
Per share market value at end of period	$8.80	$8.56	$8.73	$11.82	$13.54
Total return (1)	12.51%	9.44%	(15.76)%	(8.20)%	(9.73)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	6,666,768	100
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768	6,666,768
Net assets at beginning of period	$325,829,394	$356,807,103	$372,677,678	$100,705,269	$1,500
Net assets at end of period	$293,636,434	$325,829,394	$356,807,103	$372,677,678	$100,705,269
Average net assets (2)	$316,440,902	$332,486,362	$368,839,422	$132,873,801	$80,133,138
Ratio of net investment income to average net assets (3)	7.09%	7.59%	7.67%	4.34%	0.08%
Ratio of total expenses to average net assets (3)	7.71%	8.44%	6.29%	5.20%	2.14%
Ratio of base management fee waiver to average net assets (3)	—%	—%	— %	(0.12)%	— %
Ratio of insurance recoveries to average net assets (3)	(0.08)%	—%	—%	—%	—%
Ratio of net expenses to average net assets (3)	7.63%	8.44%	6.29%	5.08%	2.14%
Ratio of portfolio turnover to average investments at fair value	46.80%	28.02%	21.48%	78.96%	16.44%
Weighted average outstanding debt (4)	$267,608,526	$303,204,218	$243,240,691	$49,833,018	$—
Average debt per share (5)	$9.08	$10.29	$8.25	$5.36	$—

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of FSM, including those raised in an ordinary-course examination of FSM by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain previously disclosed OCSL and FSAM securities class actions and OCSL derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSL, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company is cooperating with the Division of Enforcement investigation, has produced requested documents, and has been communicating with Division of Enforcement personnel. The Investment Adviser is not subject to these subpoenas.
During the year ended September 30, 2017, the Company received insurance reimbursements related to previously incurred legal professional fees of approximately $0.3 million.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2017 and September 30, 2016, off-balance sheet arrangements consisted of $43.5 million and $52.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A list of unfunded commitments by investment (consisting of revolvers, term loans and FSFR Glick JV Subordinated Notes and LLC equity interests) as of September 30, 2017 and September 30, 2016 is shown in the table below:

	September 30, 2017	September 30, 2016
FSFR Glick JV LLC	$16,159,368	$16,382,494
MHE Intermediate Holdings	6,749,698	—
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
BeyondTrust Software, Inc.	3,605,000	3,605,000
Motion Recruitment Partners LLC	2,900,000	2,900,000
PowerPlan, Inc.	2,100,000	2,100,000
Ministry Brands, LLC	1,857,967	—
Impact Sales, LLC	1,078,125	—
Valet Merger Sub, Inc.	833,333	333,333
Executive Consulting Group, Inc.	800,000	800,000
Internet Pipeline, Inc.	800,000	800,000
Metamorph US 3, LLC (1)	720,000	1,800,000
Systems, Inc.	600,000	—
Sailpoint Technologies, Inc.	300,000	200,000
4 Over International, LLC	68,452	68,452
TIBCO Software, Inc.	—	5,300,000
All Web Leads, Inc.	—	3,458,537
Legalzoom.com, Inc.	—	2,607,018
Teaching Strategies, LLC	—	2,400,000
Dynatect Group Holdings, Inc.	—	1,800,000
My Alarm Center, LLC	—	1,212,472
Baart Programs, Inc.	—	1,000,000
TrialCard Incorporated	—	850,000
OBHG Management Services, LLC	—	100,000
Accruent, LLC	—	85,000
Total	$43,540,533	$52,770,896
_______
(1) This investment was on cash non-accrual status as of September 30, 2017.

Note 14. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for Oaktree Strategic Income Corporation for the years ended September 30, 2017, 2016 and 2015 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$11,820	$12,171	$11,020	$11,561	$13,203	$13,114	$13,195	$13,914	$14,068	$14,140	$11,341	$11,923
Net investment income	5,521	5,930	5,086	5,884	6,342	6,164	5,785	7,002	7,402	7,086	6,294	7,496
Net realized and unrealized gain (loss)	(19,984)	(5,791)	(254)	(5,159)	2,251	(5,248)	(6,445)	(20,308)	(7,115)	(4,632)	393	(1,012)
Net increase (decrease) in net assets resulting from operations	(14,463)	139	4,832	725	8,593	916	(660)	(13,306)	287	2,454	6,687	6,484
Net assets	293,636	313,698	319,158	319,924	325,829	323,866	329,580	334,661	356,807	361,782	368,168	370,322
Total investment income per common share	$0.40	$0.41	$0.37	$0.39	$0.45	$0.45	$0.45	$0.47	$0.48	$0.48	$0.38	$0.40
Net investment income per common share	0.19	0.20	0.17	0.20	0.22	0.21	0.20	0.24	0.25	0.24	0.21	0.25
Earnings (loss) per common share	(0.49)	—	0.16	0.02	0.29	0.03	(0.02)	(0.45)	0.01	0.08	0.23	0.22
Net asset value per common share at period end	9.97	10.65	10.83	10.86	11.06	10.99	11.18	11.36	12.11	12.28	12.49	12.57

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2017, except as discussed below.
The Transaction and the New Investment Advisory Agreement with Oaktree
On July 13, 2017, Oaktree, entered into the Purchase Agreement, with FSM, and, for certain limited purposes, FSAM, the indirect, partial owner of FSM, and Fifth Street Holdings L.P. (“FSH”), the direct, partial owner of FSM.
In order to ensure that the Transaction complied with Section 15(f) of the 1940 Act, the Investment Adviser and FSM agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of the Company’s Board of Directors must not be interested persons of Oaktree or FSM. Second, an “unfair burden” must not be imposed on the Company as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction. In addition, for the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
On September 7, 2017, the Company held a special meeting of stockholders (the "Special Meeting"). At the Special Meeting, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the Transaction. Stockholders of the Company also approved, contingent upon the closing of the Transaction, the election of John B. Frank, Marc H. Gamsin, Craig Jacobson, Richard G. Ruben and Bruce Zimmerman to serve on the Company’s Board of Directors, each of whom commenced serving on the Company’s Board of Directors on October 17, 2017. In addition, in connection with the Transaction, Edgar Lee became the Company’s Chief Executive Officer and Chief Investment Officer, Mathew Pendo became the Company’s Chief Operating Officer, Mel Carlisle became the Company’s Chief Financial Officer and Treasurer and Kimberly Larin became the Company’s Chief Compliance Officer.
Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of OCSL and the Company, and Oaktree paid gross cash consideration of $320 million to FSM. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the Former Investment Advisory Agreement and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree.
On October 17, 2017, each of Bernard D. Berman, James Castro-Blanco, Richard P. Dutkiewicz, Alexander C. Frank and Jeffrey R. Kay resigned as a member of the Company’s Board of Directors. In addition, on October 17, 2017, each of Mr. Berman, the Company’s former Chief Executive Officer, Mr. Steven Noreika, the Company’s former Chief Financial Officer, and Ms. Kerry Acocella, the Company’s former Secretary and Chief Compliance Officer, resigned from his or her role as an officer of the Company.
In connection with the Transaction, the Company and GF Equity Funding, in their respective capacities as members of FSFR Glick JV, consented to the assignment by FSC CT of the administrative and loan services agreement between FSFR Glick JV and FSC CT to Oaktree Administrator, effective as of October 17, 2017.
The following is a description of the New Investment Advisory Agreement, which has been in effect since October 17, 2017.
Management Services
Oaktree is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the Company’s Board of Directors since October 17, 2017, Oaktree has managed the day-to-day operations of the Company and provided the Company with investment advisory services. Under the New Investment Advisory Agreement, Oaktree:

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments the Company makes;

•	executes, closes, monitors and services the investments the Company makes;

•	determines what securities and other assets the Company purchases, retains or sells; and

•	performs due diligence on prospective portfolio companies.
The New Investment Advisory Agreement provides that Oaktree’s services are not exclusive to the Company and Oaktree is generally free to furnish similar services to other entities so long as its services to us are not impaired.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Fee
Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Base Management Fee
Under the New Investment Advisory Agreement, the base management fee on total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents, is 1.00%.
Incentive Fee
The incentive fee consists of two parts. Under the New Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income”) is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the New Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the New Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee is payable to Oaktree in any quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets.

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. This portion of the incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets in any fiscal quarter.

•
For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets, the subordinated incentive fee on income is equal to 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
Under the New Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the New Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the New Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Collection and Disbursement of Fees Owed to Fifth Street Management
Under the Former Investment Advisory Agreement, both the base management fee and incentive fee on income were calculated and paid to FSM at the end of each quarter. In order to ensure that FSM receives any compensation earned during the quarter ending December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement will cover the entire quarter in which the New Investment Advisory Agreement became effective, and be calculated at a

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

blended rate that will reflect fee rates under the respective investment advisory agreements for the portion of the quarter in which FSM and Oaktree were serving as investment adviser. This structure will allow Oaktree to pay FSM in early 2018 the pro rata portion of the fees that were earned by, but not paid to, FSM for services rendered to the Company prior to the termination of the Former Investment Advisory Agreement with FSM.
Duration and Termination
Unless earlier terminated as described below, the New Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The New Investment Advisory Agreement will automatically terminate in the event of its assignment. The New Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
Administrative Services
The Company entered into the New Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the New Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the New Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to the Board of its performance of obligations under the New Administration Agreement and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company, in each case, as it shall determine to be desirable or as reasonably required by the Board; provided that the Oaktree Administrator shall not provide any investment advice or recommendation.
Oaktree Administrator will also provide portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator will assist the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company will reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the New Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. Oaktree Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The New Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree Administrator and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree Administrator’s services under the New Administration Agreement or otherwise as the Company’s administrator. Unless earlier terminated as described below, the New Administration Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons. The New Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
Pledge Agreement
On October 17, 2017, in connection with the Purchase Agreement, the Company entered into a pledge agreement (the “Pledge Agreement”) with FSH with respect to 1,131,991 shares of the Company’s common stock owned by FSH, pursuant to which FSH pledged such shares to the Company to secure indemnification obligations of FSM and FSH under the Purchase Agreement relating to certain SEC investigation-related legal costs and expenses, if any, and certain fees, fines, monetary penalties, deductibles and

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disgorgements, if any, that may be ordered by the SEC to be paid by the Company, net of any disgorgements paid by FSM to the Company and any insurance recoveries received by the Company.
Change in Investment Policy
On November 17, 2017, the Company mailed notices to its stockholders that the Board of Directors of the Company approved a change to the Company’s investment policies and, effective January 19, 2018, the Company will no longer be subject to its current policy to invest, under normal market conditions, at least 80% of the value of its net assets (plus borrowings for investment purposes) in floating rate senior loans.
Citibank Facility Amendment
On December 6, 2017, the Company entered into an amendment to the documents governing the Citibank facility to remove Citibank, N.A.’s approval rights regarding the Company’s ability to purchase assets using proceeds from the Citibank facility, subject to a mark-to-market valuation protocol for broadly syndicated loans and a revised valuation dispute mechanism. The other material terms of the Citibank facility did not change as a result of this amendment.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2017

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2017	% of Total Net Assets
Control Investments
FSFR Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	9.23%		$64,228,881	$—	$497,902	$5,764,424	$56,885,646	$5,186,507	$(4,465,479)	$57,606,674	19.6%
87.5% LLC equity interest (5)				—	(6,431,021)	(576,044)	6,431,021	—	(6,431,021)	—	—%
Total Control Investments			$64,228,881	$—	$(5,933,119)	$5,188,380	$63,316,667	$5,186,507	$(10,896,500)	$57,606,674	19.6%

Affiliate Investments
Ameritox Ltd. (6)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.33%		$8,071,313	$—	$(6,931,628)	$505,782	$6,342,286	$2,118,166	$(7,524,539)	$935,913	0.3%
3,309,873.6 Class A Preferred Units				—	(3,626,150)	—	3,626,150	169,172	(3,795,322)	—	—%
327,393.6 Class B Preferred Units				—	(358,679)	—	358,679	198,597	(557,276)	—	—%
1,007.36 Class A Units				—	(2,679,343)	—	2,679,343	—	(2,679,343)	—	—%
Total Affiliate Investments			$8,071,313	$—	$(13,595,800)	$505,782	$13,006,458	$2,485,935	$(14,556,480)	$935,913	0.3%
Total Control & Affiliate Investments			$72,300,194	$—	$(19,528,919)	$5,694,162	$76,323,125	$7,672,442	$(25,452,980)	$58,542,587	19.9%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories.

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest (net of non-accrual amounts), and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

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

(6)	This investment was on cash non-accrual status as of September 30, 2017.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2016

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2016	% of Total Net Assets
Control Investments
FSFR Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	8.47%		$64,005,755	$—	$(6,627,858)	$5,065,350	$52,603,346	$10,910,158	$(6,627,858)	$56,885,646	17.5%
87.5% LLC equity interest (5)				—	648,071	2,712,500	4,553,575	4,902,020	(3,024,574)	6,431,021	2.0%
Total Control Investments			$64,005,755	$—	$(5,979,787)	$7,777,850	$57,156,921	$15,812,178	$(9,652,432)	$63,316,667	19.4%

Affiliate Investments
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.00%		$6,387,128	$—	$(38,546)	$279,587	$—	$6,402,868	$(60,582)	$6,342,286	1.9%
3,309,873.6 Class A Preferred Units				—	316,276	—	—	3,626,150	—	3,626,150	1.1%
327,393.6 Class B Preferred Units				—	31,285	—	—	358,679	—	358,679	0.1%
1,007.36 Class A Units				—	(3,256,355)	—	—	5,935,698	(3,256,355)	2,679,343	0.8%
Total Affiliate Investments			$6,387,128	$—	$(2,947,340)	$279,587	$—	$16,323,395	$(3,316,937)	$13,006,458	4.0%
Total Control & Affiliate Investments			$70,392,883	$—	$(8,927,127)	$8,057,437	$57,156,921	$32,135,573	$(12,969,369)	$76,323,125	23.4%
This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories.

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest (net of non-accrual amounts), and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2017, management has determined that the Company had a material weakness because it did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data.

These control deficiencies, in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute a material weakness. This material weakness did not result in a material misstatement of the consolidated annual or interim financial statements in the year ended September 30, 2017. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
During the fiscal year ending September 30, 2018, we will take a number of steps to remediate this material weakness, including the formalization of policies and procedures and the implementation of controls over the validation of portfolio company data. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
(d) Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	141

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of October 17, 2017 (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 9, 2016).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
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
10.2
Investment Advisory Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit j filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.4
Administration Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Fund Administration, LLC (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

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

10.20
Fifth Amendment to Loan and Security Agreement and Waiver, dated as of July 13, 2017, by and among Fifth Street Senior Floating Rate Corp., FS Senior Funding II LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K (File No. 001-35999) filed on July 17, 2017).

10.21
Pledge Agreement, dated as of October 17, 2017, between the Company and FSH (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

10.22*	Sixth Amendment to Loan and Security Agreement, dated as of October 25, 2017, by and among Registrant, FS Senior Funding II LLC and Citibank, N.A.
10.23*	Seventh Amendment to Loan and Security Agreement, dated as of December 6, 2017, by and among Registrant, FS Senior Funding II LLC and Citibank, N.A.
11.1	Computation of Per Share Earnings (included in the Notes to the Financial Statements contained in this report).
14.1*	Joint Code of Ethics of the Registrant and Oaktree Specialty Lending Corporation.
14.2*	Code of Ethics of Oaktree Capital Management, L.P.

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: FS Senior Funding CLO LLC - Delaware FS Senior Funding II LLC - Delaware FS Senior Funding Ltd. - Delaware
24	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Edgar Lee
Edgar Lee
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: December 8, 2017

 POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edgar Lee, Mel Carlisle and Mathew Pendo, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDGAR LEE Edgar Lee	Chief Executive Officer (principal executive officer)	December 8, 2017

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 8, 2017

/s/ RICHARD W. COHEN Richard W. Cohen	Director	December 8, 2017

/s/ JOHN B. FRANK John B. Frank	Director	December 8, 2017

/s/ MARC H. GAMSIN Marc H. Gamsin	Director	December 8, 2017

/s/ CRAIG JACOBSON Craig Jacobson	Director	December 8, 2017

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	December 8, 2017

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	December 8, 2017