Form 10-Q
period 2017-12-31
Oaktree Strategic Income Corp
filed 2018-02-09
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of February 8, 2018.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	December 31, 2017 (unaudited)	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost December 31, 2017: $71,635,783; cost September 30, 2017: $71,340,632)	$57,180,650	$57,606,674
Affiliate investments (cost December 31, 2017: $17,477,733; cost September 30, 2017: $17,479,053)	1,010,509	935,913
Non-control/Non-affiliate investments (cost December 31, 2017: $495,206,582; cost September 30, 2017: $516,270,639)	483,217,174	501,894,073
Total investments at fair value (cost December 31, 2017: $584,320,098; cost September 30, 2017: $605,090,324)	541,408,333	560,436,660
Cash and cash equivalents	39,975,500	35,604,127
Restricted cash	6,196,671	7,408,260
Interest, dividends and fees receivable	2,679,014	3,014,075
Due from portfolio companies	59,606	286,260
Receivables from unsettled transactions	17,806,666	505,000
Deferred financing costs	1,097,060	1,222,933
Other assets	1,036,645	185,336
Total assets	$610,259,495	$608,662,651
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,000,417	$482,877
Base management fee and incentive fee payable	1,630,588	2,236,187
Due to affiliate	724,894	450,517
Interest payable	2,004,249	1,996,171
Payables from unsettled transactions	62,920,436	49,029,789
Director fees payable	130,000	98,008
Credit facilities payable	74,056,800	82,956,800
Notes payable (net of $2,151,605 and $2,224,132 of unamortized financing costs as of December 31, 2017 and September 30, 2017, respectively)	177,848,395	177,775,868
Total liabilities	320,315,779	315,026,217
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of December 31, 2017 and September 30, 2017	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments and secured borrowings	(42,911,765)	(44,653,664)
Net realized loss on investments	(28,737,328)	(24,354,622)
Accumulated overdistributed net investment income	(12,697,793)	(11,645,882)
Total net assets (equivalent to $9.84 and $9.97 per common share as of December 31, 2017 and September 30, 2017, respectively) (Note 12)	289,943,716	293,636,434
Total liabilities and net assets	$610,259,495	$608,662,651
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016
Interest income:
Control investments	$1,198,697	$1,395,436
Affiliate investments	—	97,936
Non-control/Non-affiliate investments	8,764,475	9,384,005
Interest on cash and cash equivalents	71,095	30,542
Total interest income	10,034,267	10,907,919
PIK interest income:
Control investments	295,151	—
Affiliate investments	—	48,972
Non-control/Non-affiliate investments	3,263	10,432
Total PIK interest income	298,414	59,404
Fee income:
Affiliate investments	—	3,148
Non-control/Non-affiliate investments	398,049	403,296
Total fee income	398,049	406,444
Dividend and other income:
Control investments	—	187,420
Total dividend and other income	—	187,420
Total investment income	10,730,730	11,561,187
Expenses:
Base management fee	1,412,172	1,425,216
Part I incentive fee	259,722	990,377
Professional fees	1,020,183	258,528
Board of Directors fees	130,000	123,650
Interest expense	2,764,477	2,456,128
Administrator expense	279,684	146,459
General and administrative expenses	435,210	533,011
Total expenses	6,301,448	5,933,369
Fees waived	(117,493)	(6,232)
Insurance recoveries	—	(250,000)
Net expenses	6,183,955	5,677,137
Net investment income	4,546,775	5,884,050
Unrealized appreciation (depreciation) on investments:
Control investments	(721,175)	(1,571,194)
Affiliate investments	75,916	(1,187,404)
Non-control/Non-affiliate investments	2,387,158	(2,468,842)
Net unrealized appreciation (depreciation) on investments	1,741,899	(5,227,440)
Net unrealized appreciation on secured borrowings	—	(14,575)
Realized gain (loss) on investments and secured borrowings:
Affiliate investments	28	—
Non-control/Non-affiliate investments	(4,382,734)	82,762
Net realized gain (loss) on investments and secured borrowings	(4,382,706)	82,762
Net increase in net assets resulting from operations	$1,905,968	$724,797
Net investment income per common share — basic and diluted	$0.15	$0.20
Earnings per common share — basic and diluted (Note 5)	$0.06	$0.02
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768
Distributions per common share	$0.19	$0.23

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016
Operations:
Net investment income	$4,546,775	$5,884,050
Net unrealized appreciation (depreciation) on investments	1,741,899	(5,227,440)
Net unrealized appreciation on secured borrowings	—	(14,575)
Net realized gain (loss) on investments and secured borrowings	(4,382,706)	82,762
Net increase in net assets resulting from operations	1,905,968	724,797
Stockholder transactions:
Distributions to stockholders	(5,598,686)	(6,630,023)
Net decrease in net assets from stockholder transactions	(5,598,686)	(6,630,023)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	159,167	84,479
Repurchases of common stock under dividend reinvestment plan	(159,167)	(84,479)
Net change in net assets from capital share transactions	—	—
Total decrease in net assets	(3,692,718)	(5,905,226)
Net assets at beginning of period	293,636,434	325,829,394
Net assets at end of period	$289,943,716	$319,924,168
Net asset value per common share	$9.84	$10.86
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016
Operating activities:
Net increase in net assets resulting from operations	$1,905,968	$724,797
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments	(1,741,899)	5,227,440
Net unrealized appreciation on secured borrowings	—	14,575
Net realized (gain) loss on investments and secured borrowings	4,382,706	(82,762)
PIK interest income	(298,414)	(59,404)
Recognition of fee income	(398,049)	(406,444)
Accretion of original issue discount on investments	(885,752)	(692,196)
Amortization of deferred financing costs	198,400	224,300
Changes in operating assets and liabilities:
Fee income received	425,622	435,251
Decrease in restricted cash	1,211,589	1,571,349
Decrease in interest, dividends and fees receivable	335,061	808,211
(Increase) decrease in due from portfolio companies	226,654	(435,668)
(Increase) decrease in receivables from unsettled transactions	(17,301,666)	12,869,092
(Increase) decrease in other assets	(851,309)	135,034
Increase (decrease) in accounts payable, accrued expenses and other liabilities	517,540	(144,199)
Decrease in base management fee and incentive fee payable	(605,599)	(578,360)
Increase in due to affiliate	274,377	138,975
Increase in interest payable	8,078	43,743
Increase in payables from unsettled transactions	13,890,647	14,490,000
Decrease in amounts payable to syndication partners	—	(18,750)
Increase (decrease) in director fees payable	31,992	(112,625)
Purchases of investments and net revolver activity	(143,897,574)	(37,633,299)
Principal payments received on investments (scheduled payments)	1,861,286	2,828,443
Principal payments received on investments (payoffs)	73,171,499	58,761,164
Proceeds from the sale of investments	86,408,902	5,123,460
Net cash provided by operating activities	18,870,059	63,232,127
Financing activities:
Distributions paid in cash	(5,439,519)	(6,545,544)
Borrowings under credit facilities	15,500,000	4,200,000
Repayments of borrowings under credit facilities	(24,400,000)	(39,370,000)
Repayments of secured borrowings	—	(5,000,000)
Proceeds from issuance of notes payable	3,000,000	—
Repayments of notes payable	(3,000,000)	—
Repurchases of common stock under dividend reinvestment plan	(159,167)	(84,479)
Net cash used by financing activities	(14,498,686)	(46,800,023)
Net increase in cash and cash equivalents	4,371,373	16,432,104
Cash and cash equivalents, beginning of period	35,604,127	19,778,841
Cash and cash equivalents, end of period	$39,975,500	$36,210,945
Supplemental information:
Cash paid for interest	$2,557,999	$2,188,085
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$159,167	$84,479
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(15)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	9.23%		$64,524,032	$64,524,032	$57,180,650
87.5% equity interest (18)				7,111,751	—
				71,635,783	57,180,650
Total Control Investments (19.7% of net assets)				$71,635,783	$57,180,650
Affiliate Investments (4)
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)(17)	6.69%		8,302,941	$7,904,767	$1,010,509
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	—
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	—
				17,477,733	1,010,509
Total Affiliate Investments (0.3% of net assets)				$17,477,733	$1,010,509

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)	4.25%			$—	$(402,966)
				—	(402,966)
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (8)(17)	11.19%		1,000,000	893,824	50,000
				893,824	50,000
NextCare, Inc.		Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)	7.57%		6,926,108	6,926,108	6,749,376
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)	7.57%		1,387,506	1,387,506	1,343,082
				8,313,614	8,092,458
Aptean, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (8)(13)(16)	5.95%		8,222,788	8,172,012	8,301,603
				8,172,012	8,301,603
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)(16)	9.32%		2,048,485	2,011,896	2,058,727
				2,011,896	2,058,727
TV Borrower US, LLC (7)		Integrated telecommunication services
First Lien Dollar Term B-1 Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (8)(16)	6.44%		1,921,161	1,912,724	1,931,967
				1,912,724	1,931,967
BeyondTrust Software, Inc.		Application software
500,000 Class A membership interests in BeyondTrust Holdings LLC				500,000	642,057
				500,000	642,057
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	5.83%		$3,776,203	$3,776,203	$3,662,917
				3,776,203	3,662,917
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2021 (8)(16)	7.19%		1,661,458	1,657,341	1,669,765
				1,657,341	1,669,765
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)(16)	6.48%		5,238,000	5,196,971	5,257,642
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)	9.88%		280,000	280,000	271,250
				5,476,971	5,528,892
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)(16)	9.94%		3,685,714	3,645,523	3,700,697
				3,645,523	3,700,697
Executive Consulting Group, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)	6.44%		7,000,000	7,000,000	6,999,693
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)	6.44%		3,749,980	3,749,980	3,749,815
				10,749,980	10,749,508
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (8)(13)(17)	7.07%		14,031,118	13,136,533	5,327,616
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(11)(13)(17)	8.07%		1,080,000	1,014,310	(36,540)
				14,150,843	5,291,076
Compuware Corporation		Internet software & services
First Lien Term Loan B3, LIBOR+4.25% (1% floor) cash due 12/15/2021 (8)(13)(16)	5.63%		8,402,243	8,328,268	8,467,906
				8,328,268	8,467,906
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)	7.57%		13,411,554	13,401,393	13,424,731
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)	7.57%			(960)	2,849
				13,400,433	13,427,580
PowerPlan, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)	6.82%		17,834,390	17,796,463	17,834,415
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)	6.82%			—	3
				17,796,463	17,834,418
Digital River, Inc.		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)(16)	8.08%		2,897,412	2,876,032	2,904,655
				2,876,032	2,904,655
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/12/2024 (8)(16)	5.49%		$8,623,000	$8,602,200	$8,471,020
				8,602,200	8,471,020
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)	8.44%		5,902,500	5,807,585	5,843,475
				5,807,585	5,843,475
Zep Inc.		Housewares & specialties
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (8)(16)	5.38%		4,738,125	4,781,391	4,783,540
				4,781,391	4,783,540
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/29/2020 (8)(13)	8.02%		25,662,846	25,662,845	23,301,864
				25,662,845	23,301,864
Allied Universal Holdco, LLC (f/k/a USAGM Holdco, LLC)		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (8)(16)	5.44%		7,959,494	7,995,399	7,908,513
				7,995,399	7,908,513
Internet Pipeline, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)	8.82%		13,081,433	13,068,600	13,225,798
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)	8.82%			—	8,000
				13,068,600	13,233,798
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)	8.57%		5,865,000	5,838,310	5,864,905
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)	8.57%		—	(10,697)	(13)
Incremental Term Loan , LIBOR+7% (1% floor) cash due 9/24/2021 (8)	8.57%		8,386,611	8,312,611	8,386,476
				14,140,224	14,251,368
DigiCert, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)(16)	6.13%		11,000,000	10,945,000	11,154,660
				10,945,000	11,154,660
Lytx, Inc.		Research & consulting services
500 Class B Units in Lytx Holdings, LLC				—	227,980
500 Class A Units in Lytx Holdings, LLC				292,456	358,382
				292,456	586,362
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)	7.57%		5,850,412	5,775,859	5,850,412
First Lien Revolver, LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)	7.57%			(502)	—
				5,775,357	5,850,412

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	8.69%		$9,754,628	$9,551,186	$9,666,837
				9,551,186	9,666,837
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)(16)	6.57%		9,900,000	9,848,644	8,514,000
				9,848,644	8,514,000
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.38%		9,648,871	9,569,908	9,734,153
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.38%		4,185,178	4,142,520	4,230,369
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(13)	10.63%		1,568,067	1,548,483	1,575,472
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)	10.63%		431,933	426,538	433,973
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)	6.57%		100,000	99,139	100,884
				15,786,588	16,074,851
Impact Sales, LLC		Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.33%		3,712,500	3,625,400	3,701,363
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.33%		170,586	170,586	166,839
				3,795,986	3,868,202
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 11/30/2023 (8)(13)	7.19%		6,138,000	6,033,112	6,138,000
				6,033,112	6,138,000
First American Payment Systems, L.P.		Diversified support services
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 1/8/2024 (8)(13)(16)	7.14%		4,106,250	4,071,204	4,131,914
				4,071,204	4,131,914
DFT Intermediate LLC		Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)(13)	6.85%		14,887,500	14,567,332	14,779,383
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)	7.07%		750,000	733,438	744,553
				15,300,770	15,523,936
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (8)(13)	6.19%		7,940,000	7,905,112	6,828,400
				7,905,112	6,828,400
Salient CRGT, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (8)(13)(16)	7.32%		6,254,315	6,150,338	6,309,041
				6,150,338	6,309,041
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/11/2024 (8)(13)	6.69%		11,745,186	11,535,652	11,745,187
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (8)	6.67%		1,353,038	1,255,454	1,353,038
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (8)	6.69%		1,868,736	1,792,617	1,868,736
				14,583,723	14,966,961

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Paris Presents Incorporated		Personal Products
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/31/2020 (8)(13)	6.57%		$3,126,008	$3,101,186	$3,126,009
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 12/31/2021 (8)(13)	10.32%		3,500,000	3,441,311	3,482,500
				6,542,497	6,608,509
PSI Services LLC		Human Resource & Employment Services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (8)(13)	6.33%		6,736,979	6,649,112	6,676,347
				6,649,112	6,676,347
MHVC Acquisition Corp.		Aerospace & Defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/25/2024 (8)(13)(16)	6.95%		6,467,500	6,438,297	6,548,376
				6,438,297	6,548,376
Imagine! Print Solutions, LLC		Advertising
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 6/21/2022 (8)(16)	6.45%		4,952,525	4,908,085	4,853,475
				4,908,085	4,853,475
Veritas US Inc.		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 1/27/2023 (8)(16)	6.19%		13,041,836	13,181,069	13,089,438
				13,181,069	13,089,438
UOS, LLC		Trucking
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (8)(16)	7.07%		7,969,975	8,152,865	8,159,262
				8,152,865	8,159,262
Accudyne Industries, LLC		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (8)(16)	5.14%		13,965,000	14,019,903	14,085,029
				14,019,903	14,085,029
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+4% (1% floor) cash due 4/22/2024 (8)(16)	5.64%		5,842,640	5,856,506	5,850,878
				5,856,506	5,850,878
Alphabet Holding Company, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/26/2024 (8)(16)	5.07%		4,987,500	4,963,329	4,837,875
				4,963,329	4,837,875
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (8)(16)	6.07%		6,982,500	6,914,978	6,970,036
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/29/2025 (8)(16)	10.07%		2,000,000	2,012,500	2,010,010
				8,927,478	8,980,046
99 Cents Only Stores		General merchandise stores
First Lien Term Loan, LIBOR+5.0% (1% floor) cash 1.5% PIK due 01/13/2022 (8)(16)	6.48%		1,998,263	1,820,550	1,945,809
				1,820,550	1,945,809

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Windstream Services LLC (7)		Integrated telecommunication services
First Lien Term Loan B6, LIBOR+4.0% (0.75% floor) cash due 03/29/2021 (8)(13)(16)	5.50%		$7,460,376	$7,116,628	$7,029,875
				7,116,628	7,029,875
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (8)(13)(16)	8.44%		10,000,000	9,913,159	9,925,000
				9,913,159	9,925,000
Uniti Group LP (7)		Specialized REITs
First Lien Term Loan B, LIBOR+3.0% (1% floor) cash due 10/24/2022 (8)(13)(16)	4.57%		4,987,406	4,841,845	4,830,003
				4,841,845	4,830,003
Cadence Aerospace LLC (7)		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% cash due 10/27/2023 (8)	7.37%		9,088,235	8,999,320	8,997,353
				8,999,320	8,997,353
Avantor Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4.0% (1% floor) cash due 11/21/2024 (8)(13)(16)	5.51%		10,000,000	9,991,297	10,059,400
				9,991,297	10,059,400
CenturyLink, Inc. (7)		Alternative carriers
First Lien Term Loan B, LIBOR+2.75% cash due 1/31/2025 (8)(13)(16)	4.32%		5,000,000	4,806,250	4,831,250
				4,806,250	4,831,250
Intelsat Jackson Holding (7)		Alternative carriers
First Lien Term Loan B3, LIBOR+3.75% (1% floor) cash due 11/27/2023 (8)(16)	5.13%		5,000,000	4,937,500	4,906,250
				4,937,500	4,906,250
Michaels Stores, Inc. (7)		Specialty stores
First Lien Term Loan B1, LIBOR+2.75% (1% floor) cash due 1/30/2023 (8)(13)(16)	4.21%		3,000,000	2,977,500	3,004,020
				2,977,500	3,004,020
Rite Aid Corporation (7)		Drug retail
Second Lien Term Loan 1, LIBOR+4.75% (1% floor) cash due 8/21/2020 (8)(13)(16)	6.24%		2,000,000	2,017,500	2,010,840
Second Lien Term Loan 2, LIBOR+3.88% (1% floor) cash due 6/21/2021 (8)(13)(16)	5.37%		2,000,000	2,012,500	2,007,500
				4,030,000	4,018,340
Avaya Inc. (7)		Communications equipment
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 11/09/2024 (8)(13)(16)	6.23%		15,000,000	14,812,970	14,789,100
				14,812,970	14,789,100
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/29/2024 (8)(13)	6.19%		14,000,000	13,720,438	13,720,000
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022 (8)	6.19%		625,000	562,637	562,500
				14,283,075	14,282,500
KIK Custom Products Inc. (7)		Household products
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 8/26/2022 (8)(13)(16)	6.17%		5,000,000	5,037,500	5,040,000
				5,037,500	5,040,000

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Indivior Finance Sarl (7)		Pharmaceuticals
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 12/19/2022 (8)(13)(16)	6.11%		$8,500,000	$8,457,500	$8,542,500
				8,457,500	8,542,500
SUPERVALU Inc. (7)		Food retail
First Lien Term Loan B, LIBOR+3.5% (1% floor) cash due 6/08/2024 (8)(16)	5.07%		4,000,000	3,920,000	3,920,000
				3,920,000	3,920,000
Tribe Buyer LLC		Human resource & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (8)(13)(16)	5.68%		3,000,000	2,992,500	3,039,375
				2,992,500	3,039,375
Chloe Ox Parent LLC		Health care services
First Lien Term Loan B, LIBOR+5.0% (1% floor) cash due 12/14/2024 (8)(13)(16)	6.64%		13,000,000	12,870,000	13,048,750
				12,870,000	13,048,750
Total Non-Control/Non-Affiliate Investments (166.7% of net assets)				495,206,582	483,217,174
Total Portfolio Investments (186.7% of net assets)				584,320,098	541,408,333
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund				34,173,201	34,173,201
Other cash accounts				5,802,299	5,802,299
Total Cash and Cash Equivalents (13.8% of net assets)				39,975,500	39,975,500
Total Portfolio Investments, Cash and Cash Equivalents (200.5% of net assets)				$624,295,598	$581,383,833

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2017
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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2017, qualifying assets represented 75.6% of the Company's total assets and non-qualifying assets represented 24.4% of the Company's total assets.

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

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 - Borrowings), in whole or in part.

(14)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(15)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(16)
As of December 31, 2017, these investments are categorized as Level 2 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments, with the exception of investments valued using net asset value as a practical expedient, are categorized as Level 3 as of December 31, 2017 and were valued using significant unobservable inputs.

(17)	This investment was on cash non-accrual status as of December 31, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(18)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(15)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	9.23%		$64,228,881	$64,228,881	$57,606,674
87.5% equity interest (17)				7,111,751	—
				71,340,632	57,606,674
Total Control Investments (19.6% of net assets)				$71,340,632	$57,606,674
Affiliate Investments (4)
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)(18)	6.33%		8,071,313	$7,906,087	$935,913
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	—
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	—
				17,479,053	935,913
Total Affiliate Investments (0.3% of net assets)				$17,479,053	$935,913

Non-Control/Non-Affiliate Investments (6)
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)	5.25%			$—	$(437,932)
				—	(437,932)
New Trident Holdcorp, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+5.75% (1.25% floor) cash due 7/31/2019 (8)(13)(16)	7.08%		13,552,077	13,285,041	9,757,495
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (8)(16)(18)	10.83%		1,000,000	950,590	50,000
				14,235,631	9,807,495
Survey Sampling International, LLC		Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)	6.27%		5,668,523	5,642,223	5,583,495
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)	10.27%		1,000,000	988,095	990,000
				6,630,318	6,573,495
Maxor National Pharmacy Services, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% (1.25% floor) cash due 1/31/2020 (8)(13)	6.08%		9,068,650	9,068,650	9,038,634
				9,068,650	9,038,634
NextCare, Inc.		Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)	7.24%		6,957,971	6,957,970	6,667,987
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)	7.24%		1,393,853	1,393,853	1,322,900
				8,351,823	7,990,887
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (8)(13)	5.59%		11,243,500	11,170,440	11,323,161
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)	10.84%		200,000	197,320	201,750
				11,367,760	11,524,911
Stratus Technologies, Inc.		Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)	6.24%		1,315,119	1,279,988	1,324,983
				1,279,988	1,324,983
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)	8.99%		$2,048,485	$2,010,607	$2,058,727
				2,010,607	2,058,727
Verdesian Life Sciences, LLC		Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)	6.31%		3,295,860	3,273,753	2,801,481
				3,273,753	2,801,481
TV Borrower US, LLC (7)		Integrated telecommunication services
First Lien Dollar Term B-1 Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (8)	6.08%		3,383,000	3,367,510	3,406,258
				3,367,510	3,406,258
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)	8.33%		16,384,644	16,255,828	16,384,050
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)	8.33%			(21,305)	(130)
500,000 Class A membership interests in BeyondTrust Holdings LLC				500,000	628,846
				16,734,523	17,012,766
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	5.83%		3,786,203	3,786,203	3,672,617
				3,786,203	3,672,617
Idera, Inc.		Internet software & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 6/27/2024 (8)	6.24%		3,457,698	3,424,359	3,483,630
				3,424,359	3,483,630
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2021 (8)	6.86%		1,665,740	1,660,679	1,672,677
				1,660,679	1,672,677
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)	6.32%		5,251,500	5,208,454	5,248,218
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)	9.81%		280,000	280,000	274,400
				5,488,454	5,522,618
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)	9.58%		3,685,714	3,644,031	3,717,983
				3,644,031	3,717,983
Executive Consulting Group, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)	5.99%		7,000,000	7,000,000	6,999,745
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)	5.99%		3,791,650	3,791,650	3,791,657
				10,791,650	10,791,402
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (8)(13)(18)	6.74%		14,070,138	13,488,111	5,343,093
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(11)(13)(18)	7.74%		1,080,000	1,037,075	(36,455)
				14,525,186	5,306,638
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
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)	9.81%		$7,000,000	$6,980,121	$7,070,000
				6,980,121	7,070,000
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)	8.24%		5,880,000	5,852,065	5,879,798
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)	8.24%		—	(10,697)	(29)
Incremental Term Loan , LIBOR+7% (1% floor) cash due 9/24/2021 (8)	8.24%		8,407,683	8,328,663	8,407,394
				14,170,031	14,287,163
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)(13)	10.24%		2,000,000	1,984,880	2,000,000
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)	5.99%		11,000,000	10,945,000	11,000,000
				12,929,880	13,000,000
Lytx, Inc.		Research & consulting services
500 Class B Units in Lytx Holdings, LLC				—	79,788
500 Class A Units in Lytx Holdings, LLC				292,459	351,355
				292,459	431,143
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)	7.24%		5,850,412	5,804,485	5,850,463
First Lien Revolver, LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)	7.24%			(502)	—
				5,803,983	5,850,463
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	8.33%		9,881,312	9,664,392	9,802,707
				9,664,392	9,802,707
Pomeroy Group Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/30/2021 (8)(13)	7.59%		4,443,467	4,339,309	4,443,467
				4,339,309	4,443,467
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/16/2021 (8)	8.33%		17,391,304	17,070,160	17,391,307
First Lien Revolver, LIBOR+7% (1% floor) cash due 8/16/2021 (8)(11)	8.33%			(3,067)	—
				17,067,093	17,391,307
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)	6.24%		9,925,000	9,871,624	9,701,688
				9,871,624	9,701,688
Cardenas Markets LLC		Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)	7.08%		3,275,250	3,246,405	3,254,780
				3,246,405	3,254,780
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

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 - Borrowings), in whole or in part.

(14)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(15)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(16)
As of September 30, 2017, these investments are categorized as Level 2 within the fair value hierarchy established by ASC 820. All other investments, with the exception of investments valued using net asset value as a practical expedient, are categorized as Level 3 as of September 30, 2017 and were valued using significant unobservable inputs.

(17)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(18)	This investment was on cash non-accrual status as of September 30, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp. through October 17, 2017) (together with its consolidated subsidiaries, the "Company") is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
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
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree” or the “Investment Adviser”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between the Company and the Investment Adviser (the “New Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator” or “OFA”), a subsidiary of the Investment Adviser, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and OFA (the “New Administration Agreement”). See Note 11.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (“FSM”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and FSC CT LLC ("FSC CT" or the "Former Administrator"), a subsidiary of FSM, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Former Administration Agreement”).
On September 7, 2017, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) by and among FSM, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of FSM (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.) (“OCSL”) and the Company. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between FSM and the Company and, as a result, its immediate termination.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its other subsidiaries. As of December 31, 2017, the consolidated subsidiaries were FS Senior Funding CLO LLC, FS Senior Funding II LLC and FS Senior Funding Ltd. (“2015 Issuer”).
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
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

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
The Investment Adviser evaluates quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

•	The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•
The Audit Committee reviews the preliminary valuations with the Investment Adviser, and the Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between the Investment Adviser and the Audit Committee;

•	The Audit Committee makes a recommendation to the full Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of December 31, 2017 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," "credit facilities payable" and "notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management's judgment, is likely to continue timely payment of its remaining obligations.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to the Investment Adviser beginning in the fiscal year ending September 30, 2019. To maintain its status as a RIC, income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

record distributions from equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company's Consolidated Schedule of Investments.
As of December 31, 2017, included in restricted cash was $6.2 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 6 — Borrowings). Pursuant to the terms of the Citibank facility, the Company was restricted in terms of access to $1.9 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of December 31, 2017, $4.3 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
As of September 30, 2017, included in restricted cash was $7.4 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank facility and 2015 Debt Securitization (as defined in Note 6 — Borrowings). Pursuant to the terms of the Citibank facility, the Company was restricted in terms of access to $2.0 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2017, $5.4 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the effective interest method over the terms of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and does not expect to incur a U.S. federal excise tax for calendar year 2017.
The Company holds certain portfolio investments through taxable subsidiaries. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s Consolidated Financial Statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2014, 2015 or 2016. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and related disclosures on its ongoing financial reporting.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended December 31, 2017. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Portfolio Investments
As of December 31, 2017, 186.7% of net assets at fair value, or $541.4 million, was invested in 66 portfolio companies, including 19.7% of net assets, or $57.2 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC (together with its consolidated subsidiaries, the "Glick JV") at fair value, and 15.9% of net assets, or $46.2 million, was invested in cash and cash equivalents (including $6.2 million of restricted cash). In comparison, as of September 30, 2017, 190.9% of net assets at fair value, or $560.4 million, was invested in 67 portfolio companies, including 19.6% of net assets, or $57.6 million, in subordinated notes and limited liability company ("LLC") equity interests of the Glick JV at fair value, and 14.6% of net assets, or $43.0 million, was invested in cash and cash equivalents (including $7.4 million of restricted cash). As of December 31, 2017, 89.2% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 10.6% consisted of investments in the subordinated notes of the Glick JV and 0.2% consisted of equity investments in other portfolio companies. As of September 30, 2017, 89.5% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and that are secured by first or second priority liens on the assets of the portfolio companies, 10.3% consisted of investments in the subordinated notes of the Glick JV and 0.2% consisted of equity investments in other portfolio companies.
During the three months ended December 31, 2017 and December 31, 2016, the Company recorded net realized gain (loss) on investments and secured borrowings of $(4.4) million and $0.1 million, respectively. During the three months ended December 31, 2017 and 2016, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $1.7 million and $(5.2) million, respectively.
The composition of the Company's investments as of December 31, 2017 and September 30, 2017 at cost and fair value was as follows:

	December 31, 2017		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$502,318,893	$482,999,264	$523,384,267	$501,769,997
Investments in equity securities (common stock, preferred stock and warrants)	10,365,422	1,228,419	10,365,425	1,059,989
Debt investment in Glick JV	64,524,032	57,180,650	64,228,881	57,606,674
Equity investment in Glick JV	7,111,751	—	7,111,751	—
Total	$584,320,098	$541,408,333	$605,090,324	$560,436,660
The following table presents the financial instruments carried at fair value as of December 31, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$250,899,703	$232,099,561	$—	$482,999,264
Investments in debt securities (subordinated notes of Glick JV)	—	—	57,180,650	—	57,180,650
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of Glick JV)	—	—	1,228,419	—	1,228,419
Total investments at fair value	—	250,899,703	290,508,630	—	541,408,333
Cash and cash equivalents	39,975,500	—	—	—	39,975,500
Total assets at fair value	$39,975,500	$250,899,703	$290,508,630	$—	$581,383,833
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$75,149,541	$426,620,456	$—	$501,769,997
Investments in debt securities (subordinated notes of Glick JV)	—	—	57,606,674	—	57,606,674
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of Glick JV)	—	—	1,059,989	—	1,059,989
Total investments at fair value	—	75,149,541	485,287,119	—	560,436,660
Cash and cash equivalents	35,604,127	—	—	—	35,604,127
Total assets at fair value	$35,604,127	$75,149,541	$485,287,119	$—	$596,040,787
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
The following table provides a roll-forward in the changes in fair value from September 30, 2017 to December 31, 2017 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments & net revolver activity	24,210,128	—	—	24,210,128
Redemptions/repayments/sales	(106,793,739)	—	—	(106,793,739)
Transfers out (a)	(112,078,142)	—	—	(112,078,142)
Net accrual of PIK interest income	—	295,151	—	295,151
Accretion of original issue discount	747,346	—	—	747,346
Net unrealized appreciation (depreciation) on investments	(416,804)	(721,175)	168,430	(969,549)
Net realized loss on investments	(189,684)	—	—	(189,684)
Fair value as of December 31, 2017	$232,099,561	$57,180,650	$1,228,419	$290,508,630
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of December 31, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2017	$54,086	$(721,175)	$168,430	$(498,659)
__________

(a)
There were transfers out of Level 3 to Level 2 for certain investments during the quarter ended December 31, 2017 as a result of an increased number of market quotes available and/or increased market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to December 31, 2016 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	37,633,299	—	—	37,633,299	—
Redemptions/repayments	(66,713,067)	—	—	(66,713,067)	(5,000,000)
Net accrual of PIK interest income	59,404	—	—	59,404	—
Accretion of original issue discount	692,196	—	—	692,196	—
Net change in unearned income	(28,807)	—	—	(28,807)	—
Net unrealized appreciation (depreciation) on investments	(2,392,863)	4,859,827	(1,263,383)	1,203,581
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized gain on investments	82,762	—	—	82,762	—
Fair value as of December 31, 2016	$471,718,082	$61,745,473	$6,639,173	$540,102,728	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of December 31, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2016	$(2,657,419)	$4,859,827	$(1,263,383)	$939,025	$—

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$177,181,455	Market yield technique	Market yield	(a)	6.4%	-	14.4%	8.9%
	6,301,585	Enterprise value technique	Revenue multiple	(b)	0.1x	-	0.6x	0.5x
	50,000	Enterprise value technique	EBITDA multiple	(b)	6.6x	-	7.6x	7.1x
	23,279,853	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	25,286,668	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Glick JV subordinated notes	57,180,650	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	642,057	Enterprise value technique	Revenue multiple	(b)	0.1x	-	3.0x	3.0x
	586,362	Enterprise value technique	EBITDA multiple	(b)	15.0x	-	16.0x	15.5x
Total	$290,508,630
_____________________
(a) Used when market participant would take into account market yield when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) Used when there is an observable transaction or pending event for the investment.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Investment Adviser.
(f) The Company determined the value based on the total assets less the total liabilities senior to the subordinated notes held at the Glick JV in an amount not exceeding par under the enterprise value technique.
Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities as of December 31, 2017 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of December 31, 2017 is the earnings before interest, taxes, depreciation and amortization ("EBITDA")/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$208,118,444	Market yield technique	Capital structure premium	(a)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(a)	(3.1)%	-	8.0%	0.2%
			Size premium	(a)	0.0%	-	1.5%	0.7%
			Industry premium / (discount)	(a)	(1.1)%	-	2.6%	0.0%
	23,192,266	Enterprise value technique	EBITDA multiple	(b)	5.9x	-	6.9x	6.4x
	6,242,550	Enterprise value technique	Revenue multiple	(b)	0.2x	-	0.6x	0.5x
	20,070,000	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	168,997,196	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Glick JV subordinated notes	57,606,674	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	1,059,989	Enterprise value technique	EBITDA multiple	(b)	0.2x	-	15.5x	8.1x
Total	$485,287,119
_____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment based on a market yield.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) Used when there is an observable transaction or pending event for the investment.
(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Investment Adviser.
(f) The Company determined the value based on the total assets less the total liabilities senior to the subordinated notes held at Glick JV in an amount not exceeding par under the enterprise value technique.
Under the market yield technique, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities as of September 30, 2017 are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of September 30, 2017 is the EBITDA/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank facility payable	$70,056,800	$70,056,800	$—	$—	$70,056,800
East West Bank facility payable	4,000,000	4,000,000	—	—	4,000,000
Notes payable (net of unamortized financing costs)	177,848,395	180,000,000	—	—	180,000,000
Total	$251,905,195	$254,056,800	$—	$—	$254,056,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	December 31, 2017		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$502,318,893	85.97%	$523,384,267	86.50%
Subordinated notes of Glick JV	64,524,032	11.04%	64,228,881	10.61%
LLC equity interests of Glick JV	7,111,751	1.22%	7,111,751	1.18%
Purchased equity	10,365,422	1.77%	10,365,425	1.71%
Total	$584,320,098	100.00%	$605,090,324	100.00%

	December 31, 2017			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$482,999,264	89.21%	166.58%	$501,769,997	89.53%	170.87%
Subordinated notes of Glick JV	57,180,650	10.56%	19.72%	57,606,674	10.28%	19.62%
LLC equity interests of Glick JV	—	—	—	—	—	—
Purchased equity	1,228,419	0.23%	0.42%	1,059,989	0.19%	0.36%
Total	$541,408,333	100.00%	186.72%	$560,436,660	100.00%	190.85%

OAKTREE STRATEGIC INCOME CORPORATION
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

	December 31, 2017		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Northeast U.S.	$207,356,367	35.49%	$217,508,260	35.94%
Midwest U.S.	97,192,327	16.63%	115,147,194	19.03%
Southeast U.S.	91,706,668	15.69%	89,214,997	14.74%
West U.S.	80,786,530	13.83%	74,469,039	12.31%
Southwest U.S.	74,137,676	12.69%	101,583,440	16.79%
International	29,344,544	5.02%	3,367,510	0.56%
Northwest U.S.	3,795,986	0.65%	3,799,884	0.63%
Total	$584,320,098	100.00%	$605,090,324	100.00%

	December 31, 2017			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast U.S.	$166,617,795	30.78%	57.46%	$173,667,526	30.99%	59.14%
Midwest U.S.	96,960,068	17.91%	33.44%	115,780,284	20.66%	39.43%
Southeast U.S.	91,006,722	16.81%	31.39%	89,246,247	15.92%	30.39%
West U.S.	81,420,045	15.04%	28.08%	75,054,066	13.39%	25.56%
Southwest U.S.	72,117,431	13.32%	24.87%	99,398,397	17.74%	33.85%
International	29,418,070	5.43%	10.15%	3,406,258	0.61%	1.16%
Northwest U.S.	3,868,202	0.71%	1.33%	3,883,882	0.69%	1.32%
Total	$541,408,333	100.00%	186.72%	$560,436,660	100.00%	190.85%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of December 31, 2017 and September 30, 2017 was as follows:

	December 31, 2017		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Internet software & services	$124,795,435	21.35%	$129,816,292	21.46%
Multi-sector holdings (1)	71,635,783	12.26	71,340,632	11.79
Healthcare services	50,305,151	8.61	50,858,157	8.41
Advertising	34,366,916	5.88	43,518,443	7.19
Diversified support services	24,131,898	4.13	24,189,607	4.00
Human resources & employment services	23,042,044	3.94	20,141,957	3.33
Integrated telecommunication services	16,934,464	2.90	11,291,073	1.87
IT consulting & other services	15,998,982	2.74	20,485,989	3.39
Aerospace & defense	15,437,617	2.64	6,453,287	1.07
Specialized finance	15,300,770	2.62	15,358,280	2.54
Communications equipment	14,812,970	2.54	—	—
Research & consulting services	14,575,531	2.49	6,922,777	1.14
Environmental & facilities services	14,140,224	2.42	14,170,031	2.34
Oil & gas equipment & services	14,019,903	2.40	14,057,018	2.32
Commercial printing	11,808,469	2.02	11,847,790	1.96
Commodity chemicals	9,991,297	1.71	—	—
Oil & gas exploration & production	9,913,159	1.70	—	—
Alternative carriers	9,743,750	1.67	—	—
Distributors	8,602,200	1.47	12,967,500	2.14
Pharmaceuticals	8,457,500	1.45	9,068,650	1.50
Trucking	8,152,865	1.40	4,079,548	0.67
Security & alarm services	7,995,399	1.37	8,018,318	1.33
Food retail	7,565,523	1.29	10,054,868	1.66
Personal products	6,542,497	1.12	6,544,450	1.08
Auto parts & equipment	5,856,507	1.00	5,871,777	0.97
Data processing & outsourced services	5,807,585	0.99	9,804,174	1.62
Household Products	5,037,500	0.86	—	—
Healthcare distributors	4,963,329	0.85	4,975,000	0.82
Specialized REITs	4,841,845	0.83	—	—
Housewares & specialties	4,781,391	0.82	4,795,075	0.79
Drug retail	4,030,000	0.69	—	—
Industrial machinery	3,776,203	0.65	12,493,405	2.06
Specialty stores	2,977,500	0.51	8,359,086	1.38
General merchandise stores	1,820,550	0.31	—	—
Specialized consumer services	1,657,341	0.28	1,660,679	0.27
Application software	500,000	0.09	33,801,616	5.59
Real estate services	—	—	12,247,424	2.02
Computer & electronics retail	—	—	7,383,862	1.22
Casinos & gaming	—	—	4,963,767	0.82
Fertilizers & agricultural chemicals	—	—	3,273,753	0.54
Hypermarkets & super centers	—	—	2,996,051	0.50
Computer hardware	—	—	1,279,988	0.21
Total	$584,320,098	100.00%	$605,090,324	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Internet software & services	$117,058,015	21.64%	40.36%	$121,778,922	21.72%	41.43%
Multi-sector holdings (1)	57,180,650	10.56	19.72	57,606,674	10.28	19.62
Healthcare services	32,951,225	6.09	11.36	29,525,697	5.27	10.06
Advertising	32,023,541	5.91	11.04	41,145,973	7.34	14.01
Diversified support services	24,627,767	4.55	8.49	24,655,181	4.40	8.40
Human resources & employment services	23,143,302	4.27	7.98	20,125,090	3.59	6.85
Integrated telecommunication services	15,790,242	2.92	5.45	11,368,765	2.03	3.87
Aerospace & defense	15,545,729	2.87	5.36	6,556,692	1.17	2.23
Specialized finance	15,523,936	2.87	5.35	15,609,084	2.79	5.32
Research & consulting services	14,868,862	2.75	5.13	7,004,638	1.25	2.39
IT consulting & other services	14,823,041	2.74	5.11	20,488,238	3.66	6.98
Communications equipment	14,789,100	2.73	5.10	—	—	—
Environmental & facilities services	14,251,368	2.63	4.92	14,287,163	2.55	4.87
Oil & gas equipment & services	14,085,029	2.60	4.86	14,052,500	2.51	4.79
Commercial printing	11,988,412	2.21	4.13	11,942,132	2.13	4.07
Commodity chemicals	10,059,400	1.86	3.47	—	—	—
Oil & gas exploration & production	9,925,000	1.83	3.42	—	—	—
Alternative carriers	9,737,500	1.80	3.36	—	—	—
Pharmaceuticals	8,542,500	1.58	2.95	9,038,634	1.61	3.08
Distributors	8,471,020	1.56	2.92	12,957,035	2.31	4.41
Trucking	8,159,262	1.51	2.81	4,099,725	0.73	1.40
Security & alarm services	7,908,513	1.46	2.73	7,972,286	1.42	2.72
Food retail	7,620,697	1.41	2.63	10,182,584	1.82	3.47
Personal products	6,608,509	1.22	2.28	6,599,006	1.18	2.25
Auto parts & equipment	5,850,878	1.08	2.02	5,798,747	1.03	1.97
Data processing & outsourced services	5,843,475	1.08	2.02	9,840,600	1.76	3.35
Household products	5,040,000	0.93	1.74	—	—	—
Healthcare distributors	4,837,875	0.89	1.67	4,948,950	0.88	1.69
Specialized REITs	4,830,003	0.89	1.67	—	—	—
Housewares & specialties	4,783,540	0.88	1.65	4,771,779	0.85	1.63
Drug retail	4,018,340	0.74	1.39	—	—	—
Industrial machinery	3,662,917	0.68	1.26	12,452,459	2.22	4.24
Specialty stores	3,004,020	0.55	1.04	8,193,960	1.46	2.79
General merchandise stores	1,945,809	0.36	0.67	—	—	—
Specialized consumer services	1,669,765	0.31	0.58	1,672,677	0.30	0.57
Application software	239,091	0.04	0.08	33,966,141	6.06	11.57
Real estate services	—	—	—	12,256,098	2.19	4.17
Computer & electronics retail	—	—	—	7,498,142	1.34	2.55
Casinos & gaming	—	—	—	5,038,622	0.90	1.72
Hypermarkets & super centers	—	—	—	2,876,002	0.51	0.98
Fertilizers & agricultural chemicals	—	—	—	2,801,481	0.50	0.95
Computer hardware	—	—	—	1,324,983	0.24	0.45
Total	$541,408,333	100.00%	186.72%	$560,436,660	100.00%	190.85%
___________________

(1)	This industry includes the Company's investment in the Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investments are generally in middle-market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value as of December 31, 2017 and September 30, 2017, which is as follows:

	December 31, 2017	September 30, 2017
Glick JV LLC	10.6%	10.3%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. Details of investment income of the Glick JV for the three months ended December 31, 2017 and December 31, 2016 are as follows:

	Three months ended December 31, 2017		Three months ended December 31, 2016
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
Glick JV LLC	$1,493,848	13.9%	$1,582,856	13.7%

Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form Glick JV. On April 21, 2015, the Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person board of directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in Glick JV, the Company does not consolidate Glick JV. The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of December 31, 2017 and September 30, 2017, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 25 and 23 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of December 31, 2017 and September 30, 2017, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both December 31, 2017 and September 30, 2017. Borrowings under the Deutsche Bank facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of December 31, 2017 and September 30, 2017. Under the Deutsche Bank facility, $56.9 million of borrowings were outstanding as of each of December 31, 2017 and September 30, 2017, respectively.
As of December 31, 2017 and September 30, 2017, the Glick JV had total assets of $151.5 million and $126.7 million, respectively. As of December 31, 2017, the Company's investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.2 million in the aggregate at fair value. As of September 30, 2017, the Company's investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2017 and September 30, 2017, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $81.9 million and $81.6 million in aggregate commitments were funded as of December 31, 2017 and September 30, 2017, respectively, of which $71.7 million and $71.4 million, respectively, was from the Company. As of each of December 31, 2017 and September 30, 2017, the Company had commitments to fund Subordinated Notes to the Glick JV of $78.8 million, of which $14.2 million

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $14.5 million, respectively, was unfunded. As of each of December 31, 2017 and September 30, 2017, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.
Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Senior secured loans (1)	$128,805,001	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.02%	6.92%
Number of borrowers in Glick JV	25	23
Largest loan exposure to a single borrower (1)	$8,597,150	$11,267,524
Total of five largest loan exposures to borrowers (1)	$38,912,938	$42,833,696
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Glick JV Portfolio as of December 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.69%	$2,353,200	$2,243,202	$286,374
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,353,200	4,537,147	286,374
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.63%	6,263,981	6,212,998	6,312,934
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	7.07%	6,806,211	6,306,815	2,584,318
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.57%	8,597,150	8,597,146	8,605,596
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.82%	2,969,388	2,960,727	2,984,250
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.94%	8,139,577	8,121,549	8,088,704
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.94%	2,069,786	2,068,356	2,018,041
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	7.19%	3,866,103	3,870,229	3,885,433
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.44%	7,870,000	7,747,832	7,791,300
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	7.19%	4,116,000	4,089,928	4,085,130
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.70%	5,975,734	5,918,766	5,813,911
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.42%	6,370,000	6,324,741	6,147,050
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.57%	3,910,000	3,870,466	3,909,937
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.57%	1,024,850	1,004,945	1,024,833
Total Valet Merger Sub, Inc.						4,934,850	4,875,411	4,934,770
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.94%	3,920,064	3,897,948	3,880,863
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.13%	4,901,424	4,784,962	4,889,170
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.69%	1,811,634	1,810,641	1,813,409
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.44%	4,527,907	4,491,387	4,528,532
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.69%	3,990,530	3,947,582	3,954,615
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.57%	4,937,500	4,925,607	4,851,094
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/11/2024	LIBOR+5% (1% floor) cash	6.69%	4,218,125	4,142,752	4,218,125
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	6.69%	665,837	633,517	665,837
Total MHE Intermediate Holdings, LLC						4,883,962	4,776,269	4,883,962
Chloe Ox Parent LLC (3)	Healthcare services	First Lien Term Loan	12/14/2024	LIBOR+5% (1% floor) cash	6.64%	6,000,000	5,940,000	6,022,500
Gigamon Inc.	Systems software	First Lien Term Loan	12/18/2024	LIBOR+4.5% (1% floor) cash	6.03%	6,000,000	5,940,000	5,970,000
Indivior Finance Sarl (3)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.5% (1% floor) cash	6.11%	7,500,000	7,462,500	7,537,500
Tribe Buyer LLC (3)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	5.68%	6,000,000	5,985,000	6,078,750
Asset International, Inc. (3)	Research & Consulting Services	First Lien Term Loan	12/29/2024	LIBOR+4.5% (1% floor) cash	6.19%	4,000,000	3,920,125	3,920,000
Total Portfolio Investments						$128,805,001	$129,513,666	$121,868,206

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________
(1) Represents the current interest rate as of December 31, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2017 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and the Glick JV as of December 31, 2017.
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
(5) This investment was on cash non-accrual status as of December 31, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
_________
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

(3) This investment is held by both the Company and the Glick JV as of September 30, 2017.
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
The cost and fair value of the Company's aggregate investment in the Glick JV was $71.6 million and $57.2 million, respectively, as of December 31, 2017 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three months ended December 31, 2017 and December 31, 2016, the Company earned interest income of $1.5 million and $1.4 million, respectively, on its investment in the Subordinated Notes. The Company did not earn any dividend income for the three months ended December 31, 2017 and earned dividend income of $0.2 million for the three months ended December 31, 2016 with respect to its LLC equity interests. The LLC equity interests are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the Glick JV as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and December 31, 2016:

	December 31, 2017	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2017: $129,513,666; cost September 30, 2017: $116,978,493)	$121,868,206	$108,737,459
Cash and cash equivalents	26,080,455	13,891,899
Restricted cash	1,683,753	2,249,575
Due from portfolio companies	—	7,653
Other assets	1,859,067	1,791,077
Total assets	$151,491,481	$126,677,663

Senior credit facility payable	$56,881,939	$56,881,939
Subordinated notes payable at fair value (proceeds December 31, 2017: $73,741,750; proceeds September 30, 2017: $73,404,435)	65,319,540	65,836,199
Other liabilities	29,290,002	3,959,525
Total liabilities	$151,491,481	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$151,491,481	$126,677,663

	Three months ended December 31, 2017	Three months ended December 31, 2016
Selected Statements of Operations Information:
Interest income	$1,939,602	$3,486,810
PIK interest income	—	17,933
Fee income	32,802	99,653
Total investment income	1,972,404	3,604,396
Interest expense	2,736,122	2,795,065
Other expenses	38,146	75,836
Total expenses (1)	2,774,268	2,870,901
Net unrealized appreciation (depreciation)	1,444,107	(7,384,097)
Realized loss on investments	(642,243)	(32,601)
Net income (loss)	$—	$(6,683,203)
__________
(1) There are no management fees or incentive fees charged at Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Options. The Subordinated Notes are valued based on the total assets less the liabilities senior to the Subordinated Notes in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2017 and December 31, 2016, the Company did not sell any senior secured debt investments to the Glick JV.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
For the three months ended December 31, 2017, the Company recorded total fee income of $0.4 million, $0.1 million of which was recurring in nature. For the three months ended December 31, 2016, the Company recorded total fee income of $0.4 million, $0.2 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2017 and December 31, 2016:

	Three months ended December 31, 2017	Three months ended December 31, 2016
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$1,905,968	$724,797
Weighted average common shares outstanding	29,466,768	29,466,768
Earnings per common share — basic and diluted	$0.06	$0.02
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP with such shares issued at the greater of the most recently computed net asset value per share of common stock or 95% of the current market price per share of common stock on the payment date for such distribution (or such lesser discount that still exceeds the most recently computed net asset value per share of common stock). If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2017 and December 31, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Total for the three months ended December 31, 2017				$0.19	$5,439,519	18,809	$159,167

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Total for the three months ended December 31, 2016				$0.23	$6,545,544	9,570	$84,479
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2017 and December 31, 2016.
Note 6. Borrowings
Citibank Facility
On January 15, 2015, FS Senior Funding II LLC, the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility (as amended, the "Citibank facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian, which permitted up to $125 million of borrowings as of both December 31, 2017 and September 30, 2017.
Borrowings under the Citibank facility are subject to certain customary advance rates and accrued interest at a rate equal to LIBOR plus 2.25% per annum on broadly syndicated loans and LIBOR plus 2.50% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the credit facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. The Citibank facility will mature on January 15, 2020. The Citibank facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2017 and September 30, 2017, the Company had $70.1 million and $76.5 million outstanding under the Citibank facility, respectively. Borrowings under the Citibank facility are secured by all of the assets of FS Senior Funding II LLC and all of the Company's equity interests in FS Senior Funding II LLC. The Company may use the Citibank facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.919% and 3.213% for the three months ended December 31, 2017 and December 31, 2016, respectively. For the three months ended December 31, 2017 and December 31, 2016, the Company recorded interest expense of $0.9 million and $1.0 million, respectively, related to the Citibank facility.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The East West Bank facility matures on January 6, 2021. The East West Bank facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2017 and September 30, 2017, the Company had $4.0 million and $6.5 million outstanding under the East West Bank facility, respectively. Borrowings under the East West Bank facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 5.088% and 3.498% for the three months ended December 31, 2017 and December 31, 2016, respectively. For the three months ended December 31, 2017 and December 31, 2016, the Company recorded interest expense of $0.2 million and $0.1 million, respectively, related to the East West Bank facility.
2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million debt securitization ("2015 Debt Securitization") consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by the 2015 Issuer, a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes, which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes, which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum (collectively, the "Class A Notes") and $25.0 million Class B Senior Secured 2015 Notes, which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's December 31, 2017 Consolidated Statements of Assets and Liabilities as notes payable. As of December 31, 2017, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

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

As of December 31, 2017, there were 52 investments in portfolio companies with a total fair value of $263.6 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three months ended December 31, 2017 and December 31, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended December 31, 2017	Three months ended December 31, 2016
Interest expense	$1,567,772	$1,306,035
Loan administration fees	18,241	18,330
Amortization of debt issuance costs	72,526	72,526
Total interest and other debt financing expenses	$1,658,539	$1,396,891
Cash paid for interest expense	$1,566,749	$1,222,675
Annualized average interest rate	3.446%	2.902%
Average outstanding balance	$181,467,391	$180,000,000

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three months ended December 31, 2017 is as follows:

	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	3.1035%	180		$999,327	$999,327
Class A-S Notes	3.4035%	210	(1)	252,237	252,237
Class A-R Notes	3.1838%	180	(2)	62,600	63,623
Class B Notes	3.9535%	265		252,585	252,585
Class C Notes	4.5535%	325	(3)	—	—
Total				$1,566,749	$1,567,772
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense as they are eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of December 31, 2017 are as follows:

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

    Accumulated PIK interest activity for the three months ended December 31, 2017 and December 31, 2016 was as follows:

	Three months ended December 31, 2017	Three months ended December 31, 2016
PIK balance at beginning of period	$497,260	$88,839
Gross PIK interest accrued	601,294	132,216
PIK income reserves (1)	(302,880)	(72,812)
PIK interest received in cash	—	—
PIK balance at end of period	$795,674	$148,243
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of each of December 31, 2017 and September 30, 2017, there were three investments on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$543,893,491	95.95%	$533,828,329	98.82%	$564,231,285	96.02%	$553,084,120	98.88%
PIK non-accrual (1)	—	—	—	—	—	—	—	—
Cash non-accrual (2)	22,949,434	4.05	6,351,585	1.18	23,381,863	3.98	6,292,551	1.12
Total	$566,842,925	100.00%	$540,179,914	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of net decrease in net assets resulting from operations to taxable income for the three months ended December 31, 2017:

Net increase in net assets resulting from operations	$1,905,968
Net unrealized appreciation on investments and secured borrowings	(1,741,899)
Book/tax difference due to deferred loan fees	(245,015)
Book/tax difference due to interest income on certain loans	594,334
Book/tax difference due to capital losses not recognized	4,382,706
Other book/tax differences	(356,968)
Taxable/Distributable Income (1)	$4,539,126

__________________

(1)
The Company's taxable income for the three months ended December 31, 2017 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, the most recent tax year end, the components of accumulated undistributed income on a tax basis were as follows:

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
The aggregate cost of investments for income tax purposes was $607.3 million as of September 30, 2017. As of September 30, 2017, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $4.6 million. As of September 30, 2017, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $51.4 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $46.8 million.

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
During the three months ended December 31, 2017, the Company recorded an aggregate net realized loss of $4.4 million in connection with the sale of various debt investments in the open market, including a $4.2 million realized loss in connection with the sale of the Company's first lien term loan investment in New Trident Holdcorp.
During the three months ended December 31, 2016, the Company recorded an aggregate net realized gain of $0.1 million in connection with the sale of various debt investments in the open market.
Net Unrealized Appreciation or Depreciation on Investments
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the three months ended December 31, 2017, the Company recorded net unrealized appreciation of $1.7 million. This consisted of $3.2 million of net reclassifications to realized loss (resulting in unrealized appreciation) and $0.2 million of net unrealized appreciation on equity investment, offset by $1.7 million of net unrealized depreciation on debt investments.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Related Party Transactions

As of December 31, 2017 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.6 million and $2.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and FSM.
New Investment Advisory Agreement
Effective October 17, 2017 and as of December 31, 2017, the Company is party to the New Investment Advisory Agreement with Oaktree. Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Unless earlier terminated as described below, the New Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Company's Board of Directors or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, including, in either case, approval by a majority of directors of the Company who are not interested persons. The New Investment Advisory Agreement will automatically terminate in the event of its assignment. The New Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
Base Management Fee
Under the New Investment Advisory Agreement, the base management fee on total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents, is 1.00%. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the period from October 17, 2017 to December 31, 2017, the base management fee incurred under the New Investment Advisory Agreement was $1.2 million, which was payable to Oaktree.
Incentive Fee
The incentive fee consists of two parts. Under the New Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income) is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
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
Under the New Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee is payable to Oaktree in any quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets;

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. This portion of the incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incentive fee net investment income when the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets in any fiscal quarter; and

•
For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets, the subordinated incentive fee on income is equal to 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
For the period from October 17, 2017 to December 31, 2017, the first part of the incentive fee (net of waivers) incurred under the New Investment Advisory Agreement was $0.1 million. To ensure compliance of the transactions contemplated by that certain asset purchase agreement, dated as of July 13, 2017 by and among Oaktree, FSM, and, for certain limited purposes, FSAM and Fifth Street Holdings L.P., Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement described below. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of December 31, 2017, Oaktree had accrued an aggregate amount of $0.1 million of incentive fees potentially subject to waiver.
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
Indemnification
The New Investment Advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser.
Collection and Disbursement of Fees Owed to FSM
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to FSM at the end of each quarter. In order to ensure that FSM receives the compensation earned during the quarter ending December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement will cover the entire quarter in which the New Investment Advisory Agreement became effective, and be calculated at a blended rate that will reflect fee rates under the respective investment advisory agreements for the portion of the quarter in which FSM and Oaktree were serving as investment adviser. This structure will allow Oaktree to pay FSM in early 2018 the pro rata portion of the fees that were earned by, but not paid to, FSM for services rendered to the Company prior to October 17, 2017.
Prior Investment Advisory Agreement
The following is a description of the investment advisory agreement between FSM and the Company (the “Former Investment Advisory Agreement”), which was terminated on October 17, 2017. The Former Investment Advisory Agreement, dated June 27, 2013 was most recently approved by the Company’s Board of Directors on August 7, 2017, and was effective June 27, 2013 through its termination on October 17, 2017.
Through October 17, 2017, the Company paid FSM a fee for its services under the Former Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee paid to FSM and any incentive fees earned by FSM were ultimately borne by common stockholders of the Company.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Base Management Fee
The base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
For the period from October 1, 2017 to October 17, 2017 and the three months ended December 31, 2016, the base management fee incurred under the Former Investment Advisory Agreement with FSM was $0.2 million and $1.4 million (net of waivers), respectively, all of which were payable to FSM. For the three months ended December 31, 2016, FSM voluntarily waived a portion of the base management fee, which resulted in waivers of less than $0.1 million.
Incentive Fee
The incentive fee paid to the Former Adviser had two parts. The first part was calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, was compared to a “hurdle rate” of 1.5% per quarter, subject to a “catch-up” provision measured as of the end of each quarter. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.0% base management fee. The operation of the incentive fee with respect to the Company’s pre-incentive fee net investment income for each quarter was as follows:

•
No incentive fee was payable to the Former Adviser in any fiscal quarter in which the Company’s pre-incentive fee net investment income did not exceed the preferred return rate of 1.5% (the “preferred return”);

•
50% of the Company’s pre-incentive fee net investment income, if any, that exceeded the preferred return rate but was less than or equal to 2.5% in any fiscal quarter was payable to the Former Adviser. The Company’s refers to this portion of its pre-incentive fee net investment income (which exceeds the preferred return rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision was intended to provide the Former Adviser with an incentive fee of 20% on all of the Company’s pre-incentive fee net investment income as if a preferred return rate did not apply when the Company’s pre-incentive fee net investment income exceeded 2.5% in any quarter; and

•
20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeded 2.5% in any quarter was payable to the Former Adviser once the preferred return was reached and the catch-up was achieved (20% of all pre-incentive fee net investment income thereafter was allocated to FSM).

There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there was no clawback of amounts previously paid if subsequent quarters were below the quarterly hurdle, and there was no delay of payment if prior quarters were below the quarterly hurdle.
The second part of the incentive fee was determined and payable in arrears as of the end of each fiscal year (or upon termination of the Former Investment Advisory Agreement, as of the termination date) commencing on September 30, 2013 and equaled 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
For the period from October 1, 2017 to October 17, 2017 and for the three months ended December 31, 2016, incentive fees incurred under the Former Investment Advisory Agreement with FSM were less than $0.1 million and $1.0 million, respectively.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under either the New Investment Advisory Agreement or the Former Investment Advisory Agreement and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the New Investment Advisory Agreement will be consistent with the formula reflected in the New Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of December 31, 2017 because the capital gain incentive fee under the New Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative Services
The Company entered into the New Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the New Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the New Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator makes reports to the Company’s Board of Directors of its performance of obligations under the New Administration Agreement and furnishes advice and recommendations with respect to such other aspects of the Company’s business and affairs, in each case, as it shall determine to be desirable or as reasonably required by the Company’s Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
Oaktree Administrator also provides portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Oaktree Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies.
For providing these services, facilities and personnel, the Company reimburses Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the New Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The New Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
Prior to its termination by its terms on October 17, 2017 and throughout the Company’s 2017 fiscal year, the Company was party to the Former Administration Agreement with the Former Administrator. The Former Administrator was a wholly-owned subsidiary of FSM. Pursuant to the Former Administration Agreement, the Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above. For providing these services, facilities and personnel, the Company reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and the allocable portion of the costs of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, the Former Administrator. The Former Administration Agreement with FSC CT was terminable by either party without penalty upon 60 days' written notice to the other party.
For the three months ended December 31, 2017, the Company accrued administrative expenses of $0.4 million, including $0.1 million of general and administrative expenses. Of these amounts, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $0.3 million was due to Oaktree Administrator. For the three months ended December 31, 2016, the Company accrued administrative expenses of $0.5 million, including $0.4 million of general and administrative expenses, which were due to the Former Administrator.
As of December 31, 2017 and September 30, 2017, $0.7 million and $0.5 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses payable to the Former Administrator and Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended December 31, 2017	Three months ended December 31, 2016
Net asset value at beginning of period	$9.97	$11.06
Net investment income (5)	0.15	0.20
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	0.06	(0.18)
Net realized gain (loss) on investments (5)	(0.15)	0.01
Distributions to stockholders (5)	(0.19)	(0.23)
Net asset value at end of period	$9.84	$10.86
Per share market value at beginning of period	$8.80	$8.56
Per share market value at end of period	$8.40	$8.71
Total return (1)	(2.40)%	4.37%
Common shares outstanding at beginning of period	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768
Net assets at beginning of period	$293,636,434	$325,829,394
Net assets at end of period	$289,943,716	$319,924,168
Average net assets (2)	$293,615,733	$322,852,759
Ratio of net investment income to average net assets (3)	6.14%	7.23%
Ratio of total expenses to average net assets (3)	8.51%	7.29%
Ratio of net expenses to average net assets (3)	8.36%	6.98%
Ratio of portfolio turnover to average investments at fair value	22.79%	10.51%
Weighted average outstanding debt (4)	$269,289,409	$271,725,061
Average debt per share (5)	$9.14	$9.22
Asset coverage ratio	214.13%	224.65%

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

Note 13. Commitments and Contingencies

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the "SEC") sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of FSM, including those raised in an ordinary-course examination of FSM by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain previously disclosed OCSL and FSAM securities class actions and OCSL derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSL, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company is cooperating with the Division of Enforcement investigation, has produced requested documents, and has been communicating with Division of Enforcement personnel. The Investment Adviser is not subject to these subpoenas.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2017 and September 30, 2017, off-balance sheet arrangements consisted of $39.5 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and Glick JV Subordinated Notes and LLC equity interests) as of December 31, 2017 and September 30, 2017 is shown in the table below:

	December 31, 2017	September 30, 2017
FSFR Glick JV LLC	$15,864,217	$16,159,368
MHE Intermediate Holdings	6,749,698	6,749,698
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Motion Recruitment Partners LLC	2,900,000	2,900,000
Asset International	2,500,000	—
PowerPlan, Inc.	2,100,000	2,100,000
Impact Sales, LLC	1,078,555	1,078,125
Ministry Brands, LLC	927,693	1,857,967
Valet Merger Sub, Inc.	833,333	833,333
Internet Pipeline, Inc.	800,000	800,000
Metamorph US 3, LLC (1)	720,000	720,000
4 Over International, LLC	68,452	68,452
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Sailpoint Technologies, Inc.	—	300,000
Systems Inc.	—	600,000
Total	$39,510,538	$43,540,533
_______
(1) This investment was on cash non-accrual status as of December 31, 2017 and September 30, 2017.

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2017, except as discussed below.
Dividend Declaration
On February 5, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.14 per share, payable on March 30, 2018 to stockholders of record on March 15, 2018.
Change in Investment Policy
Effective January 19, 2018, the Company was no longer subject to a policy to invest, under normal market conditions, at least 80% of the value of its net assets (plus borrowings for investment purposes) in floating rate senior loans.
Citibank Facility Amendment

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2018, the Company entered into an Amended and Restated Loan and Security Agreement with OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC), the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (the “Restated Citibank Facility”).
The Restated Citibank Facility permits up to $100 million of borrowings. Borrowings under the Restated Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Restated Citibank Facility accrue interest at rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Restated Citibank Facility. The non-usage fee is increased pursuant to a formula if, after the ramp up period, the advances outstanding on the Restated Citibank Facility do not exceed 70% of the aggregate commitments by lenders.
The reinvestment period under the Restated Citibank Facility ends January 30, 2021 and the final maturity date is January 31, 2023. The Restated Citibank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2017

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2017	% of Total Net Assets
Control Investments
FSFR Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	9.23%		$64,524,032	$—	$1,493,848	$57,606,674	$295,151	$(721,175)	$57,180,650	19.7%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$64,524,032	$—	$1,493,848	$57,606,674	$295,151	$(721,175)	$57,180,650	19.7%

Affiliate Investments
Ameritox Ltd. (6)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.69%		$8,302,941	$28	$—	$935,913	$75,916	$(1,320)	$1,010,509	0.3%
3,309,873.6 Class A Preferred Units				—	—	—	—	—	—	—%
327,393.6 Class B Preferred Units				—	—	—	—	—	—	—%
1,007.36 Class A Units				—	—	—	—	—	—	—%
Total Affiliate Investments			$8,302,941	$28	$—	$935,913	$75,916	$(1,320)	$1,010,509	0.3%
Total Control & Affiliate Investments			$72,826,973	$28	$1,493,848	$58,542,587	$371,067	$(722,495)	$58,191,159	20.1%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the quarter an investment was included in the Control or Affiliate categories.

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

(5)
Together with GF Equity Funding, the Company co-invests through the Glick JV. The Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to the Glick JV must be approved by the Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

(6)	This investment was on cash non-accrual status as of December 31, 2017.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2016

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2016	% of Total Net Assets
Control Investments
FSFR Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	8.50%		$64,005,755	$—	$1,395,436	$56,885,646	$4,859,827	$—	$61,745,473	19.3%
87.5% LLC equity interest (5)			—	—	187,420	6,431,021	—	(6,431,021)	—	—%
Total Control Investments			$64,005,755	$—	$1,582,856	$63,316,667	$4,859,827	$(6,431,021)	$61,745,473	19.3%

Affiliate Investments
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.00%		$6,436,100	$—	$150,056	$6,342,286	$93,814	$—	$6,436,100	2.0%
3,309,873.6 Class A Preferred Units			—	—	—	3,626,150	169,172	—	3,795,322	1.2%
327,393.6 Class B Preferred Units			—	—	—	358,679	16,733	—	375,412	0.1%
1,007.36 Class A Units			—	—	—	2,679,343	—	(1,415,004)	1,264,339	0.4%
Total Affiliate Investments			$6,436,100	$—	$150,056	$13,006,458	$279,719	$(1,415,004)	$11,871,173	3.7%
Total Control & Affiliate Investments			$70,441,855	$—	$1,732,912	$76,323,125	$5,139,546	$(7,846,025)	$73,616,646	23.0%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the quarter an investment was included in the Control or Affiliate categories.

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

(5)
Together with GF Equity Funding, the Company co-invests through the Glick JV. The Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to the Glick JV must be approved by the Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree Capital Management, L.P., or Oaktree or our Investment Adviser, to reposition our portfolio and to implement our Investment Adviser’s future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2017 and elsewhere in this quarterly report on Form 10-Q.
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
Business Overview
We are a specialty finance company dedicated to providing customized capital solutions for middle-market companies in both the syndicated and private placement markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or 1940 Act. In addition, we have qualified and elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes.
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of Oaktree Capital Group, LLC, or OCG, a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between us and the Investment Adviser, or the New Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator or OFA, also provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, or the New Administration Agreement. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, or FSM or the Former Adviser, and we were named Fifth Street Senior Floating Rate Corp.
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. Under normal market conditions, through January 18, 2018, at least 80% of the value of our net assets plus borrowings for investment purposes will be invested in floating rate senior loans, which include both first and second lien secured debt financings. Effective January 19, 2018, the Company is no longer subject to this policy. We invest in unsecured loans, including subordinated loans, issued by private middle-market companies and, to a lesser extent, senior and subordinated loans issued by public companies and equity investments.
Our Investment Adviser intends to reposition our portfolio in the near-term in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings. We expect to target investments of $10 million to $20 million, on average, although we may invest more or less in certain portfolio companies. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition will be included in our investor presentation to be filed with the SEC.
Oaktree also intends to rotate us out of approximately $84 million of investments it has identified as non-core investments and investments with spreads over LIBOR of less than 4.0%. Over time, Oaktree intends to modestly increase our investments in second lien secured financings to approximately 10%, at fair value, of our portfolio. Oaktree will seek to redeploy capital from realization of existing investments into Oaktree-originated investments with higher yields.
During the three months ended December 31, 2017, the integration of our operational infrastructure, including accounting, valuation, compliance and information technology processes and systems, into the Oaktree platform was completed, and we believe that we will realize synergies and cost savings, including from trade settlement and internal audit functions, as a result of this integration.
Business Environment and Developments
The opportunity set in credit is still dominated by the search for yield as central banks in Japan and Europe continue their accommodative monetary policies. This glut of capital is resulting in significant inflows into sub-investment grade credit from investors, including private equity sponsors, seeking higher spreads as investment grade and highly rated sub-investment grade credit trade at close-to-historically tight levels.
During the quarter ended December 31, 2017, the spread on the BAML High Yield Single B Index ranged between 3.34% and 3.99% and was 3.69% as of December 31, 2017. In addition, during the quarter ended December 31, 2017, the Credit Suisse Leveraged Loan Index spread ranged between 3.70% and 3.88% and was 3.75% as of December 31, 2017. The weighted average annual yield on our portfolio of 7.2% as of December 31, 2017 compares favorably in the current environment.
We believe that the fundamentals of middle-market companies remain strong, which drove the highest lending level in three years. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that the Company has the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.

New Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement, or the Purchase Agreement, by and among Oaktree, our Former Adviser and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser, on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation, or OCSL, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of our investment advisory agreement with FSM, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
In order to ensure that the Transaction complied with Section 15(f) of the 1940 Act, Oaktree and our Former Adviser agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of our Board of

Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction.
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

Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follow:

•	Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

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
Our Investment Adviser evaluates the quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, our Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Our Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).

If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
We estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
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

•	The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•
The Audit Committee reviews the preliminary valuations with our Investment Adviser, and our Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between our Investment Adviser and the Audit Committee;

•	The Audit Committee makes a recommendation to our full Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments as of December 31, 2017 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2017, 77.7% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of December 31, 2017 and September 30, 2017, approximately 88.7% and 92.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2017, there were three investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
PIK Interest
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security when it is determined that PIK interest is no longer collectible. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.
To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so. Accumulated PIK interest was $0.8 million and $0.5 million as of December 31, 2017 and September 30, 2017, respectively. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in FSFR Glick JV LLC, or the Glick JV. As of December 31, 2017, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended December 31, 2017.
During the three months ended December 31, 2017, we originated $136.2 million of investment commitments in 17 new and three existing portfolio companies and funded $143.9 million of investments.
During the three months ended December 31, 2017, we received $71.3 million in connection with the full repayments and exits of eight of our investments and an additional $90.1 million in connection with other paydowns and sales of investments.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2017	September 30, 2017
Cost:
Senior secured debt	85.97%	86.50%
Subordinated notes of Glick JV	11.04	10.61
LLC equity interests of Glick JV	1.22	1.18
Purchased equity	1.77	1.71
Total	100.00%	100.00%

	December 31, 2017	September 30, 2017
Fair value:
Senior secured debt	89.21%	89.53%
Subordinated notes of Glick JV	10.56	10.28
LLC equity interests of Glick JV	—	—
Purchased equity	0.23	0.19
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2017	September 30, 2017
Cost:
Internet software & services	21.35%	21.46%
Multi-sector holdings (1)	12.26	11.79
Healthcare services	8.61	8.41
Advertising	5.88	7.19
Diversified support services	4.13	4.00
Human resources & employment services	3.94	3.33
Integrated telecommunication services	2.90	1.87
IT consulting & other services	2.74	3.39
Aerospace & defense	2.64	1.07
Specialized finance	2.62	2.54
Communications equipment	2.54	—
Research & consulting services	2.49	1.14
Environmental & facilities services	2.42	2.34
Oil & gas equipment & services	2.40	2.32
Commercial printing	2.02	1.96
Commodity chemicals	1.71	—
Oil & gas exploration & production	1.70	—
Alternative carriers	1.67	—
Distributors	1.47	2.14
Pharmaceuticals	1.45	1.50
Trucking	1.40	0.67
Security & alarm services	1.37	1.33
Food retail	1.29	1.66
Personal products	1.12	1.08
Auto parts & equipment	1.00	0.97
Data processing & outsourced services	0.99	1.62
Household Products	0.86	—
Healthcare distributors	0.85	0.82
Specialized REITs	0.83	—
Housewares & specialties	0.82	0.79
Drug retail	0.69	—
Industrial machinery	0.65	2.06
Specialty stores	0.51	1.38
General merchandise stores	0.31	—
Specialized consumer services	0.28	0.27
Application software	0.09	5.59
Real estate services	—	2.02
Computer & electronics retail	—	1.22
Casinos & gaming	—	0.82
Fertilizers & agricultural chemicals	—	0.54
Hypermarkets & super centers	—	0.50
Computer hardware	—	0.21
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the Glick JV.

	December 31, 2017	September 30, 2017
Fair value:
Internet software & services	21.64%	21.72%
Multi-sector holdings (1)	10.56	10.28
Healthcare services	6.09	5.27
Advertising	5.91	7.34
Diversified support services	4.55	4.40
Human resources & employment services	4.27	3.59
Integrated telecommunication services	2.92	2.03
Aerospace & defense	2.87	1.17
Specialized finance	2.87	2.79
Research & consulting services	2.75	1.25
IT consulting & other services	2.74	3.66
Communications equipment	2.73	—
Environmental & facilities services	2.63	2.55
Oil & gas equipment & services	2.60	2.51
Commercial printing	2.21	2.13
Commodity chemicals	1.86	—
Oil & gas exploration & production	1.83	—
Alternative carriers	1.80	—
Pharmaceuticals	1.58	1.61
Distributors	1.56	2.31
Trucking	1.51	0.73
Security & alarm services	1.46	1.42
Food retail	1.41	1.82
Personal products	1.22	1.18
Auto parts & equipment	1.08	1.03
Data processing & outsourced services	1.08	1.76
Household products	0.93	—
Healthcare distributors	0.89	0.88
Specialized REITs	0.89	—
Housewares & specialties	0.88	0.85
Drug retail	0.74	—
Industrial machinery	0.68	2.22
Specialty stores	0.55	1.46
General merchandise stores	0.36	—
Specialized consumer services	0.31	0.30
Application software	0.04	6.06
Real estate services	—	2.19
Computer & electronics retail	—	1.34
Casinos & gaming	—	0.90
Hypermarkets & super centers	—	0.51
Fertilizers & agricultural chemicals	—	0.50
Computer hardware	—	0.24
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the Glick JV.

Loans and Debt Securities on Non-Accrual Status
As of each of December 31, 2017 and September 30, 2017, there were three investments on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$543,893,491	95.95%	$533,828,329	98.82%	$564,231,285	96.02%	$553,084,120	98.88%
PIK non-accrual (1)	—	—	—	—	—	—	—	—
Cash non-accrual (2)	22,949,434	4.05	6,351,585	1.18	23,381,863	3.98	6,292,551	1.12
Total	$566,842,925	100.00%	$540,179,914	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the Glick JV. On April 21, 2015, Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of December 31, 2017 and September 30, 2017, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 25 and 23 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of December 31, 2017 and September 30, 2017, respectively. The portfolio companies in the Glick JV are in industries similar to those in which we may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility, with a stated maturity date of April 17, 2023, which permitted up to $200.0 million of borrowings as of both December 31, 2017 and September 30, 2017. Borrowings under the Deutsche Bank facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and bore interest at a rate equal to the 3-month London Interbank Offered Rate, or LIBOR, plus 2.5% per annum with no LIBOR floor as of December 31, 2017 and September 30, 2017. Under the Deutsche Bank facility, $56.9 million in borrowings were outstanding as of each of December 31, 2017 and September 30, 2017.
As of December 31, 2017 and September 30, 2017, the Glick JV had total assets of $151.5 million and $126.7 million, respectively. Our investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.2 million in the aggregate at fair value as of December 31, 2017. As of September 30, 2017, our investment consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2017 and September 30, 2017, the Glick JV had total capital commitments of $100.0 million. $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $81.9 million and $81.6 million in aggregate commitments was funded as of December 31, 2017 and September 30, 2017, respectively, of which $71.7 million and $71.4 million, respectively, was from us. As of each of December 31, 2017 and September 30, 2017, we had commitments to fund Subordinated Notes to the Glick JV of $78.8 million, of which $14.2 million and $14.5 million, respectively, was unfunded. As of each of December 31, 2017 and September 30, 2017, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Senior secured loans (1)	$128,805,001	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.02%	6.92%
Number of borrowers in Glick JV	25	23
Largest loan exposure to a single borrower (1)	$8,597,150	$11,267,524
Total of five largest loan exposures to borrowers (1)	$38,912,938	$42,833,696
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

Glick JV Portfolio as of December 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.69%	$2,353,200	$2,243,202	$286,374
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,353,200	4,537,147	286,374
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.63%	6,263,981	6,212,998	6,312,934
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	7.07%	6,806,211	6,306,815	2,584,318
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.57%	8,597,150	8,597,146	8,605,596
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.82%	2,969,388	2,960,727	2,984,250
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.94%	8,139,577	8,121,549	8,088,704
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.94%	2,069,786	2,068,356	2,018,041
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	7.19%	3,866,103	3,870,229	3,885,433
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.44%	7,870,000	7,747,832	7,791,300
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	7.19%	4,116,000	4,089,928	4,085,130
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.70%	5,975,734	5,918,766	5,813,911
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.42%	6,370,000	6,324,741	6,147,050
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.57%	3,910,000	3,870,466	3,909,937
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.57%	1,024,850	1,004,945	1,024,833
Total Valet Merger Sub, Inc. (3)						4,934,850	4,875,411	4,934,770
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.94%	3,920,064	3,897,948	3,880,863
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.13%	4,901,424	4,784,962	4,889,170
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.69%	1,811,634	1,810,641	1,813,409
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.44%	4,527,907	4,491,387	4,528,532
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.69%	3,990,530	3,947,582	3,954,615
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.57%	4,937,500	4,925,607	4,851,094
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/11/2024	LIBOR+5% (1% floor) cash	6.69%	4,218,125	4,142,752	4,218,125
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	6.69%	665,837	633,517	665,837
Total MHE Intermediate Holdings, LLC						4,883,962	4,776,269	4,883,962
Chloe Ox Parent LLC (3)	Healthcare services	First Lien Term Loan	12/14/2024	LIBOR+5% (1% floor) cash	6.64%	6,000,000	5,940,000	6,022,500
Gigamon Inc.	Systems software	First Lien Term Loan	12/18/2024	LIBOR+4.5% (1% floor) cash	6.03%	6,000,000	5,940,000	5,970,000
Indivior Finance Sarl (3)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.5% (1% floor) cash	6.11%	7,500,000	7,462,500	7,537,500
Tribe Buyer LLC (3)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	5.68%	6,000,000	5,985,000	6,078,750
Asset International, Inc. (3)	Research & Consulting Services	First Lien Term Loan	12/29/2024	LIBOR+4.5% (1% floor) cash	6.19%	4,000,000	3,920,125	3,920,000
Total Portfolio Investments						$128,805,001	$129,513,666	$121,868,206

__________
(1) Represents the current interest rate as of December 31, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2017 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and the Glick JV as of December 31, 2017.
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
(5) This investment was on cash non-accrual status as of December 31, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

(3) This investment is held by both us and the Glick JV as of September 30, 2017.
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

The cost and fair value of our aggregate investment in the Glick JV held by us was $71.6 million and $57.2 million, respectively, as of December 31, 2017 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three months ended December 31, 2017 and December 31, 2016, the Company earned interest income of $1.5 million and $1.4 million, respectively, on its investment in the Subordinated Notes. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis. We did not earn any dividend income for the three months ended December 31, 2017 and earned dividend income of $0.2 million for the three months ended December 31, 2016 with respect to the Glick JV LLC equity interests.
Below is certain summarized financial information for the Glick JV as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and December 31, 2016:

	December 31, 2017	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2017: $129,513,666; cost September 30, 2017: $116,978,493)	$121,868,206	$108,737,459
Cash and cash equivalents	26,080,455	13,891,899
Restricted cash	1,683,753	2,249,575
Due from portfolio companies	—	7,653
Other assets	1,859,067	1,791,077
Total assets	$151,491,481	$126,677,663

Senior credit facility payable	$56,881,939	$56,881,939
Subordinated notes payable at fair value (proceeds December 31, 2017: $73,741,750; proceeds September 30, 2017: $73,404,435)	65,319,540	65,836,199
Other liabilities	29,290,002	3,959,525
Total liabilities	$151,491,481	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$151,491,481	$126,677,663

	Three months ended December 31, 2017	Three months ended December 31, 2016
Selected Statements of Operations Information:
Interest income	$1,939,602	$3,486,810
PIK interest income	—	17,933
Fee income	32,802	99,653
Total investment income	1,972,404	3,604,396
Interest expense	2,736,122	2,795,065
Other expenses	38,146	75,836
Total expenses (1)	2,774,268	2,870,901
Net unrealized appreciation (depreciation)	1,444,107	(7,384,097)
Realized loss on investments	(642,243)	(32,601)
Net income (loss)	$—	$(6,683,203)
 __________
(1) There are no management fees or incentive fees charged at the Glick JV.

The Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Options. The subordinated notes are valued based on the total assets less the liabilities senior to the subordinated notes of the Glick JV in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2017 and December 31, 2016, we did not sell any senior secured debt investments to the Glick JV.
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
Comparison of three months ended December 31, 2017 and December 31, 2016
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income.
Total investment income for the three months ended December 31, 2017 and December 31, 2016 was $10.7 million and $11.6 million, respectively. For the three months ended December 31, 2017, this amount primarily consisted of $10.3 million of interest income from portfolio investments (which included $0.3 million of PIK interest) and $0.4 million of fee income. For the three months ended December 31, 2016, this amount primarily consisted of $11.0 million of interest income from portfolio investments (which included $0.1 million of PIK interest), $0.4 million of fee income and $0.2 million of dividend and other income. The decrease of $0.8 million in our total investment income for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, was primarily attributable to a lower weighted average annual yield on our debt investments and lower dividend income earned on our investment in the Glick JV. The weighted average annual yield on our debt investments as of December 31, 2017, including the return on our subordinated note investment in the Glick JV, was approximately 7.06%, as compared to 8.49% as of December 31, 2016.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the three months ended December 31, 2017 and December 31, 2016 were $6.2 million and $5.7 million, respectively. The increase of $0.5 million in our net expenses for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, was primarily due to a $1.0 million increase in professional fees (net of insurance recoveries), $0.3 million increase in interest expense attributable to higher interest rates in the current quarter, partially offset by a $0.8 million decrease in Part I incentive fees payable to our Investment Adviser, which was primarily attributable to lower pre-incentive fee net investment income for the year-over-year period.
Net Investment Income
As a result of the $0.8 million decrease in total investment income, offset by the $0.5 million increase in net expenses, net investment income for the three months ended December 31, 2017 reflected an approximate $1.3 million decrease, as compared to the three months ended December 31, 2016.
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
For the three months ended December 31, 2017, realized loss on investments and secured borrowings was $4.4 million, which was primarily attributable to the sale of our first lien term loan investment in New Trident Holdcorp, Inc. For the three months ended December 31, 2016, realized gain on investments and secured borrowings was $0.1 million.

Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net unrealized appreciation on investments and secured borrowings was $1.7 million for the three months ended December 31, 2017, which was primarily driven by a $3.5 million reversal of previously recorded unrealized depreciation as a result of the sale of our first lien term loan investment in New Trident Holdcorp, Inc., partially offset by other write-downs across our investment portfolio.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments for the three months ended December 31, 2017 and December 31, 2016.
Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We may also from time to time issue securities in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
In the future, we may also securitize a portion of our investments to the extent permitted by applicable law and regulation. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We generally expect to target a debt to equity ratio of 0.80x to 0.90x (i.e., one dollar of equity for each $0.80 to $0.90 of debt outstanding).
Although we may fund the growth of our investment portfolio through equity offerings, our plans to do so may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for several years) and we are limited in our ability to sell our common stock at a price below net asset value per share, we are currently limited in our ability to raise equity capital absent stockholder approval to issue shares of our common stock at prices below the then-current net asset value per share.
For the three months ended December 31, 2017, we experienced a net increase in cash and cash equivalents of $4.4 million. During that period, $18.9 million of cash was provided by operating activities, primarily consisting of $161.4 million of principal payments and proceeds from the sale of investments and cash activities related to $4.5 million of net investment income, partially offset by cash used to fund $143.9 million of investments and net revolvers. During the same period, cash used by financing activities was $14.5 million, primarily consisting of $8.9 million of net repayments under our credit facilities and $5.4 million of cash distributions paid to our stockholders.
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
As of December 31, 2017, we had $46.2 million of cash and cash equivalents (including $6.2 million of restricted cash), portfolio investments (at fair value) of $541.4 million, $2.7 million of interest, dividends and fees receivable, $45.1 million of net payables from unsettled transactions, $74.1 million of borrowings outstanding under our revolving credit facilities, $177.8 million of borrowings outstanding (net of unamortized financing costs) under our $309.0 million debt securitization, or the 2015 Debt Securitization, and unfunded commitments of $39.5 million. Pursuant to the terms of the revolving credit facility with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian, or the Citibank facility, we are restricted in terms of access to $1.9 million until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of December 31, 2017, $4.3 million of cash held in connection with the 2015 Debt Securitization was restricted.

As of September 30, 2017, we had $43.0 million of cash and cash equivalents (including $7.4 million of restricted cash), portfolio investments (at fair value) of $560.4 million, $3.0 million of interest, dividends and fees receivable, $48.5 million of net payables from unsettled transactions, $83.0 million of borrowings outstanding under our revolving credit facilities, $177.8 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $43.5 million. Pursuant to the terms of the Citibank facility, we are restricted in terms of access to $2.0 million until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of September 30, 2017, $5.4 million of cash held in connection with the 2015 Debt Securitization was restricted.
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.19	5,439,519	18,809	159,167
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
Citibank Facility
As of December 31, 2017, the Citibank facility permitted up to $125.0 million of borrowings. As of December 31, 2017, borrowings under the Citibank facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 2.25% per annum on broadly syndicated loans and LIBOR plus 2.50% per annum on all other eligible loans during the reinvestment period, and rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of December 31, 2017, there is a commitment fee payable on the undrawn amount under the Citibank facility of either 0.50% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility exceed 50% of the aggregate commitments by lenders to make advances on such day) or 0.75% per annum on the unused amount of the Citibank facility (if the advances outstanding on the Citibank facility do not exceed 50% of the aggregate commitments by lenders to make advances on such day) for the duration of the reinvestment period. Interest and commitment fees are payable quarterly in arrears. As of December 31, 2017, the reinvestment period under the Citibank facility would have ended on January 31, 2018 and the final maturity date was January 15, 2020. The Citibank facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2017 and September 30, 2017, we had $70.1 million and $76.5 million outstanding under the Citibank facility, respectively. Our borrowings under the Citibank facility bore interest at a weighted average interest rate of 3.919% and 3.213% for the three months ended December 31, 2017 and December 31, 2016, respectively.  For the three months ended December 31, 2017 and December 31, 2016, we recorded interest expense of $0.9 million and $1.0 million, respectively, related to the Citibank facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or the East West Bank Facility. Borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2017 and September 30, 2017, we had $4.0 million and $6.5 million of borrowings outstanding under the East West Bank facility, respectively. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 5.088% and 3.498% for the three months ended December 31, 2017 and December 31, 2016, respectively. For the three months ended December 31, 2017 and December 31, 2016, we recorded interest expense of $0.2 million and $0.1 million, respectively, related to the East West Bank facility.
Debt Securitization
As of December 31, 2017, the 2015 Debt Securitization consists of $222.6 million in senior secured notes, or 2015 Notes, and $86.4 million of unsecured subordinated notes, or the Subordinated 2015 Notes. The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., or the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement.
As of December 31, 2017, the 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55%, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum, which were issued in a private placement. We currently retain the entire $22.6 million of Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the Subordinated 2015 Notes. The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.
For the three months ended December 31, 2017 and December 31, 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended December 31, 2017	Three months ended December 31, 2016
Interest expense	$1,567,772	$1,306,035
Loan administration fees	18,241	18,330
Amortization of debt issuance costs	72,526	72,526
Total interest and other debt financing expenses	$1,658,539	$1,396,891
Cash paid for interest expense	$1,566,749	$1,222,675
Annualized average interest rate	3.446%	2.902%
Average outstanding balance	$181,467,391	$180,000,000
The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three months ended December 31, 2017 is as follows:

	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense
Class A-T Notes	3.1035%	180		$999,327	$999,327
Class A-S Notes	3.4035%	210	(1)	252,237	252,237
Class A-R Notes	3.1838%	180	(2)	62,600	63,623
Class B Notes	3.9535%	265		252,585	252,585
Class C Notes	4.5535%	325	(3)	—	—
Total				$1,566,749	$1,567,772
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended December 31, 2017.
(3) We hold all Class C 2015 Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of December 31, 2017 are as follows:

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
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2017 and September 30, 2017, our only off-balance sheet arrangements consisted of $39.5 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Glick JV Subordinated Notes and LLC equity interests) as of December 31, 2017 and September 30, 2017 is shown in the table below:

	December 31, 2017	September 30, 2017
FSFR Glick JV LLC	$15,864,217	$16,159,368
MHE Intermediate Holdings	6,749,698	6,749,698
Triple Point Group Holdings, Inc.	4,968,590	4,968,590
Motion Recruitment Partners LLC	2,900,000	2,900,000
Asset International	2,500,000	—
PowerPlan, Inc.	2,100,000	2,100,000
Impact Sales, LLC	1,078,555	1,078,125
Ministry Brands, LLC	927,693	1,857,967
Valet Merger Sub, Inc.	833,333	833,333
Internet Pipeline, Inc.	800,000	800,000
Metamorph US 3, LLC (1)	720,000	720,000
4 Over International, LLC	68,452	68,452
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Sailpoint Technologies, Inc.	—	300,000
Systems Inc.	—	600,000
Total	$39,510,538	$43,540,533
_______
(1) This investment was on cash non-accrual status as of December 31, 2017 and September 30, 2017.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank facility, the East West Bank Facility and the 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of December 31, 2017	Weighted average debt outstanding for the three months ended December 31, 2017	Maximum debt outstanding for the three months ended December 31, 2017
Citibank facility	$76,456,800	$70,056,800	$75,343,757	$76,456,800
2015 Debt Securitization	180,000,000	180,000,000	181,467,391	183,000,000
East West Bank Facility	6,500,000	4,000,000	12,478,261	22,000,000
Total debt	$262,956,800	$254,056,800	$269,289,409

The following table reflects our contractual obligations arising from the Citibank facility, 2015 Debt Securitization and East West Bank Facility:

	Payments due by period as of December 31, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank facility	$70,056,800	$—	$70,056,800	$—	$—
Interest due on Citibank facility	5,481,423	2,685,529	2,795,894	—	—
2015 Debt Securitization	180,000,000	—	—	—	180,000,000
Interest due on 2015 Debt Securitization	43,619,422	5,885,800	11,771,600	11,771,600	14,190,422
East West Bank Facility	4,000,000	—	—	4,000,000	—
Interest due on East West Bank Facility	603,836	200,000	400,000	3,836	—
Total	$303,761,481	$8,771,329	$85,024,294	$15,775,436	$194,190,422
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains as of September 30, 2017, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2017	86.7%	—

Related Party Transactions
We have entered into the New Investment Advisory Agreement with our Investment Adviser and the New Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of the Investment Adviser. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and our administrator was FSC CT LLC, a wholly-owned subsidiary of our Former Adviser. Messrs. Bernard D. Berman, Patrick J. Dalton, Ivelin M. Dimitrov, Alexander C. Frank and Todd G. Owens, each an interested member of our Board of Directors for all or a portion of our fiscal year ended September 30, 2017 and prior to October 17, 2017, had a direct or indirect pecuniary interest in our Former Adviser.
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
Recent Developments
Dividend Declaration
On February 5, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share, payable on March 30, 2018 to stockholders of record on March 15, 2018.
Change in Investment Policy
Effective January 19, 2018, we were no longer subject to a policy to invest, under normal market conditions, at least 80% of the value of our net assets (plus borrowings for investment purposes) in floating rate senior loans.
Citibank Facility Amendment
On January 31, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC), our wholly-owned, special purpose financing subsidiary, as the borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent, or the Restated Citibank Facility.

The Restated Citibank Facility permits up to $100 million of borrowings. Borrowings under the Restated Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Restated Citibank Facility accrue interest at rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Restated Citibank Facility. The non-usage fee is increased pursuant to a formula if, after the ramp up period, the advances outstanding on the Restated Citibank Facility do not exceed 70% of the aggregate commitments by lenders.
The reinvestment period under the Restated Citibank Facility ends January 30, 2021, and the final maturity date is January 31, 2023. The Restated Citibank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
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
As of December 31, 2017, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	16,473,739	(7,621,704)	8,852,035
200	10,982,493	(5,081,136)	5,901,357
100	5,491,246	(2,540,568)	2,950,678

Basis point decrease (1)	Interest Income	Interest Expense	Net increase (decrease)
100	$(3,647,143)	$2,540,568	$(1,106,575)
 __________________

(1)	A decline in interest rates of 200 basis points or greater would not have a material incremental impact on our Consolidated Financial Statements as compared to a 100 basis point decrease.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$46,172,171	$—	$43,012,387	$—
Prime rate	26,231	—	490,693	—
LIBOR:
30 day	313,478,828	4,000,000	218,782,104	6,500,000
60 day	25,662,846		32,508,060
90 day	233,029,140	250,056,800	340,420,366	256,456,800
180 day	—	—	—	—
Fixed rate	—	—	—	—
Total	$618,369,216	$254,056,800	$635,213,610	$262,956,800

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

Effective October 17, 2017, Oaktree became our investment adviser. During the three months ended December 31, 2017 in connection with Oaktree assuming its role as our investment adviser, we adopted new controls and procedures, including formalized policies and procedures and controls over the validation of portfolio company data. As a result of the adoption of such controls and procedures and the changes to our internal controls and procedures that resulted during the three months ended December 31, 2017, management has determined that, as of December 31, 2017, the previously disclosed material weakness in our internal control over financial reporting had been remediated.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed OCSL and FSAM securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSL, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel. Our Investment Adviser is not subject to these subpoenas.
Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

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

3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 9, 2016).
3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 29, 2018)
10.1
Investment Advisory Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

10.2
Administration Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Fund Administration, LLC (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

10.3
Pledge Agreement, dated as of October 17, 2017, between the Company and Fifth Street Holdings L.P. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

10.4
Sixth Amendment to Loan and Security Agreement, dated as of October 25, 2017, by and among Registrant, FS Senior Funding II LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.22 filed with Registrant’s Annual Report on Form 10-K (File No. 814-01013) filed on December 11, 2017).

10.5
Seventh Amendment to Loan and Security Agreement, dated as of December 6, 2017, by and among Registrant, FS Senior Funding II LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.23 filed with Registrant’s Annual Report on Form 10-K (File No. 814-01013) filed on December 11, 2017).

10.6*	Eighth Amendment to Loan and Security Agreement, dated as of December 21, 2017, by and among Registrant, FS Senior Funding II LLC and Citibank, N.A.
10.7
Amended and Restated Loan and Security Agreement by and among the Registrant, OCSI Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association, dated as of January 31, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on February 1, 2018).

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
Date: February 8, 2018