Form 10-Q
period 2018-03-31
Oaktree Strategic Income Corp
filed 2018-05-08
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of May 7, 2018.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2018 (unaudited)	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost March 31, 2018: $72,410,345; cost September 30, 2017: $71,340,632)	$57,895,281	$57,606,674
Affiliate investments (cost March 31, 2018: $16,333,131; cost September 30, 2017: $17,479,053)	—	935,913
Non-control/Non-affiliate investments (cost March 31, 2018: $493,721,398; cost September 30, 2017: $516,270,639)	484,777,863	501,894,073
Total investments at fair value (cost March 31, 2018: $582,464,874; cost September 30, 2017: $605,090,324)	542,673,144	560,436,660
Cash and cash equivalents	23,633,508	35,604,127
Restricted cash	7,973,136	7,408,260
Interest, dividends and fees receivable	2,681,992	3,014,075
Due from portfolio companies	37,546	286,260
Receivables from unsettled transactions	2,020,000	505,000
Deferred financing costs	2,220,700	1,222,933
Other assets	1,045,792	185,336
Total assets	$582,285,818	$608,662,651
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,154,430	$482,877
Base management fee and incentive fee payable	1,515,934	2,236,187
Due to affiliate	1,932,272	450,517
Interest payable	2,098,920	1,996,171
Payables from unsettled transactions	22,975,533	49,029,789
Director fees payable	130,000	98,008
Credit facilities payable	80,056,800	82,956,800
Notes payable (net of $2,079,079 and $2,224,132 of unamortized financing costs as of March 31, 2018 and September 30, 2017, respectively)	177,920,921	177,775,868
Total liabilities	287,784,810	315,026,217
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of March 31, 2018 and September 30, 2017	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments and secured borrowings	(39,791,730)	(44,653,664)
Net realized loss on investments	(27,764,071)	(24,354,622)
Accumulated overdistributed net investment income	(12,233,793)	(11,645,882)
Total net assets (equivalent to $9.99 and $9.97 per common share as of March 31, 2018 and September 30, 2017, respectively) (Note 12)	294,501,008	293,636,434
Total liabilities and net assets	$582,285,818	$608,662,651
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Interest income:
Control investments	$768,550	$1,403,326	$1,967,247	$2,798,762
Affiliate investments	—	103,651	—	201,587
Non-control/Non-affiliate investments	8,290,028	9,139,651	17,054,503	18,523,656
Interest on cash and cash equivalents	62,879	31,954	133,974	62,496
Total interest income	9,121,457	10,678,582	19,155,724	21,586,501
PIK interest income:
Control investments	774,562	—	1,069,713	—
Affiliate investments	—	51,808	—	100,780
Non-control/Non-affiliate investments	7,493	10,533	10,756	20,965
Total PIK interest income	782,055	62,341	1,080,469	121,745
Fee income:
Affiliate investments	—	3,148	—	6,296
Non-control/Non-affiliate investments	651,259	275,478	1,049,308	678,774
Total fee income	651,259	278,626	1,049,308	685,070
Dividend and other income:
Control investments	—	—	—	187,420
Total dividend and other income	—	—	—	187,420
Total investment income	10,554,771	11,019,549	21,285,501	22,580,736
Expenses:
Base management fee	1,393,458	1,389,184	2,805,630	2,814,400
Part I incentive fee	480,384	287,351	740,106	1,277,728
Professional fees	745,110	433,774	1,765,293	692,302
Board of Directors fees	130,000	133,950	260,000	257,600
Interest expense	2,898,165	3,006,649	5,662,642	5,462,777
Administrator expense	281,931	182,026	561,615	328,485
General and administrative expenses	276,568	500,401	711,778	1,033,412
Total expenses	6,205,616	5,933,335	12,507,064	11,866,704
Fees waived	(240,192)	—	(357,685)	(6,232)
Insurance recoveries	—	—	—	(250,000)
Net expenses	5,965,424	5,933,335	12,149,379	11,610,472
Net investment income	4,589,347	5,086,214	9,136,122	10,970,264
Unrealized appreciation (depreciation) on investments:
Control investments	(59,931)	(234,622)	(781,106)	(1,805,816)
Affiliate investments	134,093	(460,180)	210,009	(1,647,585)
Non-control/Non-affiliate investments	3,045,873	13,937,165	5,433,031	11,468,324
Net unrealized appreciation on investments	3,120,035	13,242,363	4,861,934	8,014,923
Net unrealized appreciation on secured borrowings	—	—	—	(14,575)
Realized gain (loss) on investments and secured borrowings:
Affiliate investments	—	—	28	—
Non-control/Non-affiliate investments	973,257	(13,496,272)	(3,409,477)	(13,413,510)
Net realized gain (loss) on investments and secured borrowings	973,257	(13,496,272)	(3,409,449)	(13,413,510)
Net increase in net assets resulting from operations	$8,682,639	$4,832,305	$10,588,607	$5,557,102
Net investment income per common share — basic and diluted	$0.16	$0.17	$0.31	$0.37
Earnings per common share — basic and diluted (Note 5)	$0.29	$0.16	$0.36	$0.19
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
Distributions per common share	$0.14	$0.19	$0.33	$0.42

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended March 31, 2018	Six months ended March 31, 2017
Operations:
Net investment income	$9,136,122	$10,970,264
Net unrealized appreciation on investments	4,861,934	8,014,923
Net unrealized appreciation on secured borrowings	—	(14,575)
Net realized loss on investments and secured borrowings	(3,409,449)	(13,413,510)
Net increase in net assets resulting from operations	10,588,607	5,557,102
Stockholder transactions:
Distributions to stockholders	(9,724,033)	(12,228,709)
Net decrease in net assets from stockholder transactions	(9,724,033)	(12,228,709)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	192,931	153,522
Repurchases of common stock under dividend reinvestment plan	(192,931)	(153,522)
Net change in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	864,574	(6,671,607)
Net assets at beginning of period	293,636,434	325,829,394
Net assets at end of period	$294,501,008	$319,157,787
Net asset value per common share	$9.99	$10.83
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2018	Six months ended March 31, 2017
Operating activities:
Net increase in net assets resulting from operations	$10,588,607	$5,557,102
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized appreciation on investments	(4,861,934)	(8,014,923)
Net unrealized appreciation on secured borrowings	—	14,575
Net realized losses on investments and secured borrowings	3,409,449	13,413,510
PIK interest income	(1,080,469)	(121,745)
Deferred fee income	55,156	(16,319)
Accretion of original issue discount on investments	(1,054,923)	(1,385,015)
Amortization of deferred financing costs	397,286	858,506
Purchases of investments and net revolver activity	(252,559,340)	(115,277,522)
Principal payments received on investments (scheduled payments)	3,622,439	5,947,266
Principal payments received on investments (payoffs)	100,481,363	107,147,105
Proceeds from the sale of investments	169,751,775	25,990,401
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(564,876)	2,211,855
Decrease in interest, dividends and fees receivable	332,083	776,231
Decrease in due from portfolio companies	248,714	123,566
(Increase) decrease in receivables from unsettled transactions	(1,515,000)	8,822
Increase in other assets	(860,456)	(354,563)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	671,553	(695,522)
Decrease in base management fee and incentive fee payable	(720,253)	(1,311,186)
Increase in due to affiliate	1,481,755	31,800
Increase in interest payable	102,749	105,947
Increase (decrease) in payables from unsettled transactions	(26,054,256)	13,575,104
Decrease in amounts payable to syndication partners	—	(18,750)
Increase (decrease) in director fees payable	31,992	(27,325)
Net cash provided by operating activities	1,903,414	48,538,920
Financing activities:
Distributions paid in cash	(9,531,102)	(12,075,187)
Borrowings under credit facilities	29,500,000	29,700,000
Repayments of borrowings under credit facilities	(32,400,000)	(39,370,000)
Repayments of secured borrowings	—	(5,000,000)
Proceeds from issuance of notes payable	3,000,000	—
Repayments of notes payable	(3,000,000)	—
Repurchases of common stock under dividend reinvestment plan	(192,931)	(153,522)
Deferred financing costs paid	(1,250,000)	(125,000)
Net cash used by financing activities	(13,874,033)	(27,023,709)
Net increase (decrease) in cash and cash equivalents	(11,970,619)	21,515,211
Cash and cash equivalents, beginning of period	35,604,127	19,778,841
Cash and cash equivalents, end of period	$23,633,508	$41,294,052
Supplemental information:
Cash paid for interest	$5,162,607	$4,498,324
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$192,931	$153,522
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(15)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	9.56%		$65,298,594	$65,298,594	$57,895,281
87.5% equity interest (18)				7,111,751	—
				72,410,345	57,895,281
Total Control Investments (19.7% of net assets)				$72,410,345	$57,895,281
Affiliate Investments (4)
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)(17)	6.88%		7,351,916	6,760,165	—
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	—
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	—
				16,333,131	—
Total Affiliate Investments (0.0% of net assets)				$16,333,131	$—

Non-Control/Non-Affiliate Investments (6)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)	7.89%		5,790,824	5,717,970	5,789,654
First Lien Revolver, LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)	7.89%		—	(502)	(14)
				5,717,468	5,789,640
99 Cents Only Stores, LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.0% (1% floor) cash 1.5% PIK due 01/13/2022 (8)(16)	7.14%		2,000,756	1,839,590	1,938,233
				1,839,590	1,938,233
Allen Media LLC		Movies & entertainment
First Lien Term Loan LIBOR+9.25% (1% floor) cash due 3/22/2025 (8)(13)	11.10%		24,011,281	23,413,346	23,410,999
				23,413,346	23,410,999
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/29/2020 (8)(13)	8.98%		25,486,154	25,486,154	23,278,951
				25,486,154	23,278,951
Alphabet Holding Company, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/26/2024 (8)(13)(16)	5.38%		4,975,000	4,951,762	4,649,138
				4,951,762	4,649,138
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	9.30%		9,627,945	9,437,164	9,543,219
				9,437,164	9,543,219
Aptean, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (8)(13)(16)	6.56%		3,214,670	3,195,782	3,225,390
				3,195,782	3,225,390
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)	9.05%		5,865,000	5,772,976	5,806,350
				5,772,976	5,806,350
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Aretec Group, Inc. (7)		Investment banking & brokerage
First Lien Term Loan B1, LIBOR+4.25% (1% floor) cash due 11/23/2020 (8)(16)	6.56%		$5,517,874	$5,559,258	$5,538,566
				5,559,258	5,538,566
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/29/2024 (8)(13)	6.80%		13,965,000	13,695,854	13,895,175
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022 (8)	6.80%		625,000	565,683	583,750
				14,261,537	14,478,925
Avantor, Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4.0% (1% floor) cash due 11/21/2024 (8)(13)(16)	5.88%		4,987,500	4,983,305	5,046,203
				4,983,305	5,046,203
Avaya, Inc. (7)		Communications equipment
Exit Term Loan B, LIBOR+4.75% (1% floor) cash due 12/15/2024 (8)(13)(16)	6.54%		9,975,000	9,864,564	10,058,740
				9,864,564	10,058,740
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 1/11/2026 (8)(16)	9.06%		6,000,000	5,970,402	6,132,480
				5,970,402	6,132,480
BeyondTrust Software, Inc.		Application software
500,000 Class A membership interests in BeyondTrust Holdings LLC				500,000	645,626
				500,000	645,626
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% cash due 10/27/2023 (8)	8.33%		9,065,515	8,980,492	8,974,860
				8,980,492	8,974,860
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2021 (8)(16)	7.50%		1,657,176	1,653,960	1,661,319
				1,653,960	1,661,319
Chloe Ox Parent LLC		Healthcare services
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 12/14/2024 (8)(13)(16)	7.30%		11,000,000	10,891,812	11,137,500
				10,891,812	11,137,500
CircusTrix Holdings LLC		Leisure Facilities
First Lien Term Loan B, LIBOR+5.50% (1% floor) cash due 12/16/2021 (8)	7.81%		8,195,954	8,116,742	8,113,994
First Lien Delayed Draw Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (8)(11)	7.81%		—	(17,236)	(17,834)
				8,099,506	8,096,160
Compuware Corporation		Internet software & services
First Lien Term Loan B3, LIBOR+3.25% (1% floor) cash due 12/15/2021 (8)(13)(16)	5.38%		5,678,436	5,631,076	5,756,515
				5,631,076	5,756,515
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)(16)	6.88%		$9,875,000	$9,820,426	$9,150,866
				9,820,426	9,150,866
DFT Intermediate LLC		Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)	7.81%		14,850,000	14,545,719	14,850,000
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)	7.81%		750,000	733,438	750,000
				15,279,157	15,600,000
DigiCert, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/31/2024 (8)(13)(16)	6.52%		11,000,000	10,947,531	11,140,965
				10,947,531	11,140,965
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	6.38%		3,766,203	3,766,203	3,653,872
				3,766,203	3,653,872
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 11/30/2023 (8)(13)	6.80%		6,122,500	6,022,200	6,137,806
				6,022,200	6,137,806
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 3/16/2026 (8)(16)	9.51%		5,000,000	4,975,000	5,025,000
				4,975,000	5,025,000
Executive Consulting Group, LLC		Healthcare services
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)	7.05%		7,000,000	7,000,000	7,000,000
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)	7.05%		3,666,650	3,666,650	3,666,650
				10,666,650	10,666,650
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)(16)	10.55%		3,685,714	3,646,950	3,722,571
				3,646,950	3,722,571
Imagine! Print Solutions, LLC		Advertising
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 6/21/2022 (8)	7.06%		4,940,050	4,898,163	4,643,647
				4,898,163	4,643,647
Impact Sales, LLC		Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.69%		3,703,125	3,621,661	3,692,016
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.69%		170,156	170,157	166,411
				3,791,818	3,858,427
Indivior Finance Sarl (7)		Pharmaceuticals
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 12/19/2022 (8)(13)(16)	6.42%		8,478,750	8,438,394	8,531,742
				8,438,394	8,531,742

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Internet Pipeline, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)	9.14%		$13,048,390	$13,035,679	$13,178,874
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)	9.14%		—	—	—
				13,035,679	13,178,874
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan B, LIBOR+5.0% (1% floor) cash due 10/20/2023 (8)(13)(16)	4.27%		3,923,540	3,923,540	3,916,203
				3,923,540	3,916,203
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/31/2021 (8)(13)(16)	6.98%		5,226,722	5,187,602	5,272,456
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)	10.27%		280,000	280,000	284,200
				5,467,602	5,556,656
KIK Custom Products Inc. (7)		Household products
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 8/26/2022 (8)(13)(16)	5.88%		5,000,000	5,036,429	5,055,875
				5,036,429	5,055,875
Lytx, Inc.		Research & consulting services
500 Class B Units in Lytx Holdings, LLC				—	188,750
500 Class A Units in Lytx Holdings, LLC				181,940	799,300
				181,940	988,050
McAfee, LLC		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2024 (8)(13)(16)	6.38%		6,965,000	6,900,081	7,045,515
				6,900,081	7,045,515
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (8)(13)(17)	7.38%		14,258,776	13,045,635	5,414,313
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(11)(13)(17)	8.38%		1,096,466	1,004,472	(30,255)
				14,050,107	5,384,058
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/8/2024 (8)(13)	7.30%		11,715,601	11,514,756	11,700,770
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (8)	7.30%		1,353,038	1,255,454	1,346,386
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (8)	7.30%		2,385,468	2,309,296	2,379,336
				15,079,506	15,426,492
MHVC Acquisition Corp.		Aerospace & defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/29/2024 (8)(13)(16)	7.56%		6,451,250	6,423,251	6,531,891
				6,423,251	6,531,891

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.88%		$9,600,262	$9,525,596	$9,600,262
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.88%		5,097,755	5,055,270	5,097,755
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)	11.13%		1,568,067	1,549,365	1,579,939
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)	11.13%		431,933	426,781	435,203
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)	6.78%		60,000	59,139	60,000
				16,616,151	16,773,159
Monitronics International, Inc.		Specialized consumer services
First Lien Term Loan B2, LIBOR+5.50% (1% floor) cash due 9/30/2022 (8)(13)(16)	7.80%		5,518,819	5,521,299	5,387,774
				5,521,299	5,387,774
Morphe Holdings LLC		Personal products
First Lien Term Loan LIBOR+6.0% (1% floor) cash due 2/10/2023 (8)(13)	8.30%		11,900,289	11,782,349	11,900,289
				11,782,349	11,900,289
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)	7.89%		13,314,054	13,304,456	13,314,054
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)	7.89%		—	(960)	—
				13,303,496	13,314,054
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (8)(17)	11.19%		1,000,000	893,825	50,000
				893,825	50,000
OCI Beaumont LLC (7)		Commodity chemicals
First Lien Term Loan B, LIBOR+4.25% cash due 2/13/2025 (8)(13)(16)	6.55%		5,000,000	4,993,750	5,038,525
				4,993,750	5,038,525
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (8)(13)	6.80%		7,920,000	7,886,593	7,662,600
				7,886,593	7,662,600
PowerPlan, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)	7.14%		17,829,428	17,792,817	17,855,120
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)	7.14%		—	—	—
				17,792,817	17,855,120
PSI Services LLC		Human resource & employment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (8)(13)	6.87%		6,703,130	6,619,981	6,707,554
				6,619,981	6,707,554
Salient CRGT, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (8)(13)(16)	7.63%		6,099,554	6,004,131	6,175,798
				6,004,131	6,175,798

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Sandvine Corporation (7)		Communication equipment
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 8/23/2022 (8)(13)(16)	8.05%		$3,989,975	$3,994,907	$3,980,000
				3,994,907	3,980,000
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)(16)	9.63%		2,048,485	2,013,130	2,052,971
				2,013,130	2,052,971
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (8)(13)(16)	6.38%		2,984,925	2,977,672	3,022,236
				2,977,672	3,022,236
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% cash due 7/10/2018 (8)(11)(16)	4.25%		—	—	(443,591)
				—	(443,591)
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+4% (1% floor) cash due 4/22/2024 (8)(13)(16)	6.22%		5,827,960	5,841,262	5,868,756
				5,841,262	5,868,756
TV Borrower US, LLC (7)		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (8)(13)(16)	7.05%		1,916,322	1,908,246	1,921,591
				1,908,246	1,921,591
Uniti Group LP (7)		Specialized REITs
First Lien Term Loan B, LIBOR+3.0% (1% floor) cash due 10/24/2022 (8)(13)(16)	4.88%		4,974,811	4,836,977	4,811,040
				4,836,977	4,811,040
UOS, LLC		Trucking
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (8)(13)(16)	7.38%		7,949,950	8,124,069	8,188,448
				8,124,069	8,188,448
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 9/24/2021 (8)(13)	8.14%		5,850,000	5,824,495	5,850,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)	8.89%		133,333	122,636	133,333
Incremental Term Loan , LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)	8.14%		8,365,539	8,296,327	8,365,539
				14,243,458	14,348,872
Veritas US Inc.		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 1/27/2023 (8)(13)(16)	6.80%		13,008,985	13,142,651	12,975,357
				13,142,651	12,975,357
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (8)(13)(16)	8.75%		10,000,000	9,918,591	10,056,250
				9,918,591	10,056,250

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Windstream Services LLC (7)		Integrated telecommunication services
First Lien Term Loan B6, LIBOR+4.0% (0.75% floor) cash due 03/29/2021 (8)(13)(16)	5.81%		$7,441,489	$7,124,428	$7,177,949
				7,124,428	7,177,949
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan B, L+5.00% (1% floor) cash due 1/27/2025 (8)(13)(16)	6.88%		15,000,000	14,853,007	14,809,425
				14,853,007	14,809,425
Zep Inc.		Housewares & specialties
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (8)(13)(16)	5.77%		4,726,250	4,767,827	4,759,712
				4,767,827	4,759,712

Total Non-Control/Non-Affiliate Investments (164.6% of net assets)				493,721,398	484,777,863
Total Portfolio Investments (184.3% of net assets)				582,464,874	542,673,144
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund				$22,770,677	$22,770,677
Other cash accounts				862,831	862,831
Total Cash and Cash Equivalents (8.0% of net assets)				$23,633,508	$23,633,508
Total Portfolio Investments, Cash and Cash Equivalents (192.3% of net assets)				$606,098,382	$566,306,652
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2018, qualifying assets represented 80.2% of the Company's total assets and non-qualifying assets represented 19.8% of the Company's total assets.

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

(12)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2018
(unaudited)

(13)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 - Borrowings), in whole or in part.

(14)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(15)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(16)
As of March 31, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments, with the exception of investments valued using net asset value as a practical expedient, are categorized as Level 3 as of March 31, 2018 and were valued using significant unobservable inputs.

(17)	This investment was on cash non-accrual status as of March 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(18)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
FSFR Glick JV LLC (7)(12)(15)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	9.23%		$64,228,881	$64,228,881	$57,606,674
87.5% equity interest (17)				7,111,751	—
				71,340,632	57,606,674
Total Control Investments (19.6% of net assets)				$71,340,632	$57,606,674
Affiliate Investments (4)
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)(18)	6.33%		8,071,313	7,906,087	935,913
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	—
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	—
				17,479,053	935,913
Total Affiliate Investments (0.3% of net assets)				$17,479,053	$935,913

Non-Control/Non-Affiliate Investments (6)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.0% (1% floor) cash due 6/7/2022 (8)(13)	7.24%		5,850,412	5,804,485	5,850,463
First Lien Revolver, LIBOR+6.0% (1% floor) cash due 6/7/2021 (8)(11)	7.24%			(502)	—
				5,803,983	5,850,463
Accudyne Industries, LLC		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (8)(16)	5.01%		14,000,000	14,057,018	14,052,500
				14,057,018	14,052,500
Allied Universal Holdco, LLC (f/k/a USAGM Holdco, LLC)		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (8)(16)	5.08%		7,979,747	8,018,318	7,972,286
				8,018,318	7,972,286
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/29/2020 (8)(13)	8.77%		25,839,538	25,839,538	23,192,266
				25,839,538	23,192,266
Alphabet Holding Company, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/26/2024 (8)	4.83%		5,000,000	4,975,000	4,948,950
				4,975,000	4,948,950
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	8.33%		9,881,312	9,664,392	9,802,707
				9,664,392	9,802,707
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (8)(13)	5.59%		11,243,500	11,170,440	11,323,161
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)	10.84%		200,000	197,320	201,750
				11,367,760	11,524,911
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)	8.08%		5,940,000	5,842,031	5,880,600
				5,842,031	5,880,600
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Bass Pro Group, LLC		Specialty Stores
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/15/2023 (8)	6.24%		$6,000,000	$5,877,353	$5,667,480
				5,877,353	5,667,480
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)	8.33%		16,384,644	16,255,828	16,384,050
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)	8.33%			(21,305)	(130)
500,000 Class A membership interests in BeyondTrust Holdings LLC				500,000	628,846
				16,734,523	17,012,766
BJ's Wholesale Club, Inc.		Hypermarkets & super centers
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 1/26/2024 (8)(16)	4.98%		2,992,500	2,996,051	2,876,002
				2,996,051	2,876,002
Cardenas Markets LLC		Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)	7.08%		3,275,250	3,246,405	3,254,780
				3,246,405	3,254,780
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2021 (8)	6.86%		1,665,740	1,660,679	1,672,677
				1,660,679	1,672,677
Compuware Corporation		Internet software & services
First Lien Term Loan B3, LIBOR+4.25% (1% floor) cash due 12/15/2021 (8)(13)	5.49%		8,423,623	8,345,374	8,528,918
				8,345,374	8,528,918
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)	6.24%		9,925,000	9,871,624	9,701,688
				9,871,624	9,701,688
DFT Intermediate LLC		Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)(13)	6.74%		14,962,500	14,624,842	14,864,020
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)	6.74%		750,000	733,438	745,064
				15,358,280	15,609,084
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)(13)	10.24%		2,000,000	1,984,880	2,000,000
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)	5.99%		11,000,000	10,945,000	11,000,000
				12,929,880	13,000,000
Digital River, Inc.		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)	7.82%		4,723,868	4,681,840	4,747,488
				4,681,840	4,747,488
DTZ U.S. Borrower, LLC		Real Estate Services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 11/4/2021 (8)(16)	4.57%		12,211,343	12,247,424	12,256,098
				12,247,424	12,256,098
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	5.83%		$3,786,203	$3,786,203	$3,672,617
				3,786,203	3,672,617
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 11/30/2023 (8)(13)	6.83%		6,153,500	6,043,807	6,091,669
				6,043,807	6,091,669
Everi Payments Inc.		Casinos & gaming
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 5/9/2024 (8)(13)(16)	5.74%		4,987,500	4,963,767	5,038,622
				4,963,767	5,038,622
Executive Consulting Group, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)	5.99%		7,000,000	7,000,000	6,999,745
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)	5.99%		3,791,650	3,791,650	3,791,657
				10,791,650	10,791,402
First American Payment Systems, L.P.		Diversified support services
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 1/8/2024 (8)(13)	6.98%		4,143,750	4,106,872	4,131,319
				4,106,872	4,131,319
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)	9.58%		3,685,714	3,644,031	3,717,983
				3,644,031	3,717,983
Idera, Inc.		Internet software & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 6/27/2024 (8)	6.24%		3,457,698	3,424,359	3,483,630
				3,424,359	3,483,630
Imagine! Print Solutions, LLC		Advertising
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 6/21/2022 (8)	6.09%		6,965,000	6,898,900	6,999,825
				6,898,900	6,999,825
Impact Sales, LLC		Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.30%		3,721,875	3,628,868	3,715,131
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.30%		171,016	171,016	168,751
				3,799,884	3,883,882
Internet Pipeline, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)	8.49%		13,081,433	13,068,115	13,212,714
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)	8.49%			—	8,029
				13,068,115	13,220,743
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)	6.32%		5,251,500	5,208,454	5,248,218
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)	9.81%		280,000	280,000	274,400
				5,488,454	5,522,618
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
LSF9 Atlantis Holdings, LLC		Computer & Electronics Retail
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 5/1/2023 (8)(13)	7.24%		$7,453,125	$7,383,862	$7,498,142
				7,383,862	7,498,142
Lytx, Inc.		Research & consulting services
500 Class B Units in Lytx Holdings, LLC				—	79,788
500 Class A Units in Lytx Holdings, LLC				292,459	351,355
				292,459	431,143
Maxor National Pharmacy Services, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% (1.25% floor) cash due 1/31/2020 (8)(13)	6.08%		9,068,650	9,068,650	9,038,634
				9,068,650	9,038,634
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (8)	5.83%		7,000,000	6,930,000	7,072,905
				6,930,000	7,072,905
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (8)(13)(18)	6.74%		14,070,138	13,488,111	5,343,093
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(11)(13)(18)	7.74%		1,080,000	1,037,075	(36,455)
				14,525,186	5,306,638
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/11/2024 (8)(13)	6.33%		11,774,771	11,556,138	11,774,776
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (8)	6.33%		1,353,038	1,255,454	1,353,038
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (8)	6.33%		1,873,430	1,782,689	1,873,430
				14,594,281	15,001,244
MHVC Acquisition Corp.		Aerospace & Defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/25/2024 (8)(13)	6.49%		6,483,750	6,453,287	6,556,692
				6,453,287	6,556,692
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		9,648,871	9,565,812	9,648,874
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		3,354,904	3,314,185	3,354,905
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(13)	10.49%		1,568,067	1,547,561	1,568,067
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)	10.49%		431,933	426,285	431,933
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(11)	6.24%			(861)	—
				14,852,982	15,003,779
MND Holdings III Corp.		Specialty Stores
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 6/19/2024 (8)(13)	5.83%		2,493,750	2,481,733	2,526,480
				2,481,733	2,526,480
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Motion Recruitment Partners LLC		Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)	7.24%		$13,509,054	$13,498,295	$13,508,389
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)	7.24%			(960)	(143)
				13,497,335	13,508,246
New Trident Holdcorp, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+5.75% (1.25% floor) cash due 7/31/2019 (8)(13)(16)	7.08%		13,552,077	13,285,041	9,757,495
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (8)(16)(18)	10.83%		1,000,000	950,590	50,000
				14,235,631	9,807,495
NextCare, Inc.		Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)	7.24%		6,957,971	6,957,970	6,667,987
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)	7.24%		1,393,853	1,393,853	1,322,900
				8,351,823	7,990,887
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (8)(13)	5.83%		7,960,000	7,923,563	7,962,507
				7,923,563	7,962,507
Paris Presents Incorporated		Personal Products
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/31/2020 (8)(13)	6.24%		3,134,006	3,106,950	3,134,006
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 12/31/2021 (8)(13)	9.99%		3,500,000	3,437,500	3,465,000
				6,544,450	6,599,006
Pomeroy Group Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/30/2021 (8)(13)	7.59%		4,443,467	4,339,309	4,443,467
				4,339,309	4,443,467
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)	9.81%		7,000,000	6,980,121	7,070,000
				6,980,121	7,070,000
PowerPlan, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)	6.49%		17,839,352	17,800,018	17,839,013
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)(11)	6.49%			—	(40)
				17,800,018	17,838,973
PSI Services LLC		Human Resource & Employment Services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (8)(13)	6.24%		6,736,979	6,644,622	6,616,844
				6,644,622	6,616,844
Raley's		Food retail
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/18/2022 (8)(13)	6.49%		3,209,821	3,164,432	3,209,821
				3,164,432	3,209,821
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Research Now Group, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)	10.08%		$4,000,000	$3,962,143	$3,960,000
				3,962,143	3,960,000
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/16/2021 (8)	8.33%		17,391,304	17,070,160	17,391,307
First Lien Revolver, LIBOR+7% (1% floor) cash due 8/16/2021 (8)(11)	8.33%			(3,067)	—
				17,067,093	17,391,307
Salient CRGT, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (8)(13)	6.99%		6,387,798	6,275,056	6,343,083
				6,275,056	6,343,083
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/12/2024 (8)(16)	5.31%		13,000,000	12,967,500	12,957,035
				12,967,500	12,957,035
Stratus Technologies, Inc.		Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)	6.24%		1,315,119	1,279,988	1,324,983
				1,279,988	1,324,983
Survey Sampling International, LLC		Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)	6.27%		5,668,523	5,642,223	5,583,495
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)	10.27%		1,000,000	988,095	990,000
				6,630,318	6,573,495
Systems, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (8)(13)	6.57%		8,831,921	8,715,152	8,787,762
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/3/2022 (8)(11)	6.57%			(7,950)	(7,920)
				8,707,202	8,779,842
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)	8.99%		2,048,485	2,010,607	2,058,727
				2,010,607	2,058,727
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)	5.25%			—	(437,932)
				—	(437,932)
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+4% (1% floor) cash due 4/22/2024 (8)	5.33%		5,857,320	5,871,777	5,798,747
				5,871,777	5,798,747
TV Borrower US, LLC (7)		Integrated telecommunication services
First Lien Dollar Term B-1 Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (8)	6.08%		3,383,000	3,367,510	3,406,258
				3,367,510	3,406,258

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
UOS, LLC		Trucking
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (8)	6.74%		$3,990,000	$4,079,548	$4,099,725
				4,079,548	4,099,725
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)	8.24%		5,880,000	5,852,065	5,879,798
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)	8.24%			(10,697)	(29)
Incremental Term Loan , LIBOR+7% (1% floor) cash due 9/24/2021 (8)	8.24%		8,407,683	8,328,663	8,407,394
				14,170,031	14,287,163
Verdesian Life Sciences, LLC		Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)	6.31%		3,295,860	3,273,753	2,801,481
				3,273,753	2,801,481
Veritas US Inc.		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 1/27/2023 (8)(16)	5.83%		10,077,193	10,215,779	10,189,503
				10,215,779	10,189,503
Zep Inc.		Housewares & specialties
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (8)	5.24%		4,750,000	4,795,075	4,771,779
				4,795,075	4,771,779
Total Non-Control/Non-Affiliate Investments (170.9% of net assets)				$516,270,639	$501,894,073
Total Portfolio Investments (190.9% of net assets)				$605,090,324	$560,436,660
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund				$32,214,184	$32,214,184
JP Morgan Prime Money Market Fund				3,118,675	3,118,675
Other cash accounts				271,268	271,268
Total Cash and Cash Equivalents (12.1% of net assets)				$35,604,127	$35,604,127
Total Portfolio Investments, Cash and Cash Equivalents (203.0% of net assets)				$640,694,451	$596,040,787

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

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2017, qualifying assets represented 89.6% of the Company's total assets and non-qualifying assets represented 10.4% of the Company's total assets.

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
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between the Company and Oaktree (the “New Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “New Administration Agreement”). See Note 11.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the “Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and FSC CT LLC (the "Former Administrator"), a subsidiary of the Former Adviser, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Former Administration Agreement”).
On September 7, 2017, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) by and among the Former Adviser, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of the Former Adviser (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.) (“OCSL”) and the Company. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between the Former Adviser and the Company (the "Former Investment Advisory Agreement") and, as a result, its immediate termination.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its other subsidiaries. As of March 31, 2018, the consolidated subsidiaries were FS Senior Funding CLO LLC, OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC) and FS Senior Funding Ltd. (“2015 Issuer”).
As an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements but rather are included on the Statements of Assets and Liabilities as investments at fair value.

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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's first lien and second lien ("senior secured") debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
Oaktree evaluates quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, Oaktree looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Oaktree does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree's valuation team in conjunction with Oaktree's portfolio management team and investment professionals responsible for each portfolio investment;

•Preliminary valuations are then reviewed and discussed with management of Oaktree;

•
Separately, independent valuation firms engaged by the Board of Directors prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to Oaktree and the Audit Committee of the Board of Directors;

•	Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•	The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;

•	The Audit Committee makes a recommendation to the full Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of March 31, 2018 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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
As of March 31, 2018, included in restricted cash was $7.2 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and 2015 Debt Securitization (as defined in Note 6 — Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility. Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.4 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of March 31, 2018, $4.8 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization. As of March 31, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended March 31, 2018. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements other than a change in presentation of individual line items on the Consolidated Statement of Cash Flows.

Note 3. Portfolio Investments

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, 184.3% of net assets at fair value, or $542.7 million, was invested in 65 portfolio companies, including 19.7% of net assets, or $57.9 million, in subordinated notes and limited liability company ("LLC") equity interests of FSFR Glick JV LLC (together with its consolidated subsidiaries, the "Glick JV") at fair value, and 10.7% of net assets, or $31.6 million, was invested in cash and cash equivalents (including $8.0 million of restricted cash). In comparison, as of September 30, 2017, 190.9% of net assets at fair value, or $560.4 million, was invested in 67 portfolio companies, including 19.6% of net assets, or $57.6 million, in subordinated notes and LLC equity interests of the Glick JV at fair value, and 14.6% of net assets, or $43.0 million, was invested in cash and cash equivalents (including $7.4 million of restricted cash). As of March 31, 2018, 89.0% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.7% consisted of investments in the subordinated notes of the Glick JV and 0.3% consisted of equity investments in other portfolio companies. As of September 30, 2017, 89.5% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.3% consisted of investments in the subordinated notes of the Glick JV and 0.2% consisted of equity investments in other portfolio companies.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2018, the Company recorded net realized gain (loss) on investments and secured borrowings of $1.0 million and $(3.4) million, respectively. During the three and six months ended March 31, 2017, the Company recorded net realized losses on investments and secured borrowings of $13.5 million and $13.4 million, respectively. During the three and six months ended March 31, 2018, the Company recorded net unrealized appreciation on investments and secured borrowings of $3.1 million and $4.9 million, respectively. During the three and six months ended March 31, 2017, the Company recorded net unrealized appreciation on investments and secured borrowings of $13.2 million and $8.0 million, respectively.
The composition of the Company's investments as of March 31, 2018 and September 30, 2017 at cost and fair value was as follows:

	March 31, 2018		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$499,799,623	$483,144,187	$523,384,267	$501,769,997
Investments in equity securities (common stock, preferred stock and warrants)	10,254,906	1,633,676	10,365,425	1,059,989
Debt investment in the Glick JV	65,298,594	57,895,281	64,228,881	57,606,674
Equity investment in the Glick JV	7,111,751	—	7,111,751	—
Total	$582,464,874	$542,673,144	$605,090,324	$560,436,660
The following table presents the financial instruments carried at fair value as of March 31, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$216,319,410	$266,824,777	$—	$483,144,187
Investments in debt securities (subordinated notes of the Glick JV)	—	—	57,895,281	—	57,895,281
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of the Glick JV)	—	—	1,633,676	—	1,633,676
Total investments at fair value	—	216,319,410	326,353,734	—	542,673,144
Cash and cash equivalents	23,633,508	—	—	—	23,633,508
Total assets at fair value	$23,633,508	$216,319,410	$326,353,734	$—	$566,306,652
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$75,149,541	$426,620,456	$—	$501,769,997
Investments in debt securities (subordinated notes of the Glick JV)	—	—	57,606,674	—	57,606,674
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of the Glick JV)	—	—	1,059,989	—	1,059,989
Total investments at fair value	—	75,149,541	485,287,119	—	560,436,660
Cash and cash equivalents	35,604,127	—	—	—	35,604,127
Total assets at fair value	$35,604,127	$75,149,541	$485,287,119	$—	$596,040,787
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
The following table provides a roll-forward in the changes in fair value from December 31, 2017 to March 31, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of December 31, 2017	$232,099,561	$57,180,650	$1,228,419	$290,508,630
New investments & net revolver activity	44,951,964	—	—	44,951,964
Redemptions/repayments/sales	(17,257,471)	—	(110,523)	(17,367,994)
Transfers in (a)	5,256,441	—	—	5,256,441
Net accrual of PIK interest income	—	774,562	—	774,562
Accretion of original issue discount	102,473	—	—	102,473
Net unrealized appreciation (depreciation) on investments	1,591,109	(59,931)	515,780	2,046,958
Net realized gain on investments	80,700	—	—	80,700
Fair value as of March 31, 2018	$266,824,777	$57,895,281	$1,633,676	$326,353,734
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of March 31, 2018 and reported within net unrealized appreciation on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2018	$1,435,964	$(59,931)	$515,773	$1,891,806
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from December 31, 2016 to March 31, 2017 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of December 31, 2016	$471,718,082	$61,745,473	$6,639,173	$540,102,728
New investments & net revolver activity	77,629,480	—	14,743	77,644,223
Redemptions/repayments	(72,371,705)	—	—	(72,371,705)
Net accrual of PIK interest income	62,341	—	—	62,341
Accretion of original issue discount	692,819	—	—	692,819
Net change in unearned income	45,126	—	—	45,126
Net unrealized appreciation (depreciation) on investments	14,025,939	(234,622)	(548,954)	13,242,363
Net realized loss on investments	(13,496,272)	—	—	(13,496,272)
Fair value as of March 31, 2017	$478,305,810	$61,510,851	$6,104,962	$545,921,623
Net unrealized depreciation relating to Level 3 assets and liabilities still held at March 31, 2017 and reported within net unrealized appreciation on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2017	$(85,646)	$(234,622)	$(428,921)	$(749,189)
The following table provides a roll-forward in the changes in fair value from September 30, 2017 to March 31, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments & net revolver activity	69,162,092	—	—	69,162,092
Redemptions/repayments/sales	(126,045,424)	—	(110,523)	(126,155,947)
Transfers in (a)	6,561,893	—	—	6,561,893
Transfers out (a)	(111,202,278)	—	—	(111,202,278)
Net accrual of PIK interest income	—	1,069,713	—	1,069,713
Accretion of original issue discount	853,218	—	—	853,218
Net unrealized appreciation (depreciation) on investments	983,804	(781,106)	684,210	886,908
Net realized loss on investments	(108,984)	—	—	(108,984)
Fair value as of March 31, 2018	$266,824,777	$57,895,281	$1,633,676	$326,353,734
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of March 31, 2018 and reported within net unrealized appreciation on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2018	$1,148,330	$(781,106)	$684,204	$1,051,428
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2018 as a result of a change on the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to March 31, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	115,262,779	—	14,743	115,277,522	—
Redemptions/repayments	(139,084,772)	—	—	(139,084,772)	(5,000,000)
Net accrual of PIK interest income	121,745	—	—	121,745	—
Accretion of original issue discount	1,385,015	—	—	1,385,015	—
Net change in unearned income	16,319	—	—	16,319	—
Net unrealized appreciation (depreciation) on investments	11,633,076	4,625,205	(1,812,337)	14,445,944	—
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized loss on investments	(13,413,510)	—	—	(13,413,510)	—
Fair value as of March 31, 2017	$478,305,810	$61,510,851	$6,104,962	$545,921,623	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2017 and reported within net unrealized appreciation on investments and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2017	$(2,003,487)	$4,625,205	$(1,691,995)	$929,723	$—

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$192,619,968	Market yield technique	Market yield	(a)	7.5%	-	16.9%	9.5%
	5,384,058	Enterprise value technique	Revenue multiple	(b)	0.5x	-	0.7x	0.6x
	23,410,999	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	45,409,752	Broker Quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Glick JV subordinated notes	57,895,281	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	645,626	Enterprise value technique	Revenue multiple	(b)	2.3x	-	3.3x	2.8x
	988,050	Enterprise value technique	EBITDA multiple	(b)	17.5x	-	18.3x	17.9x
Total	$326,353,734
_____________________
(a) Used when market participant would take into account market yield when pricing the investment.
(b) Used when market participant would use such multiples when pricing the investment.
(c) Weighted averages are calculated based on fair value of investments.
(d) Used when there is an observable transaction or pending event for the investment.
(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f) The Company determined the value based on the total assets less the total liabilities senior to the subordinated notes held at the Glick JV in an amount not exceeding par under the enterprise value technique.
Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities as of March 31, 2018 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of March 31, 2018 is the earnings before interest, taxes, depreciation and amortization ("EBITDA")/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
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
(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$76,056,800	$76,056,800	$—	$—	$76,056,800
East West Bank Facility payable	4,000,000	4,000,000	—	—	4,000,000
Notes payable (net of unamortized financing costs)	177,920,921	180,000,000	—	—	180,000,000
Total	$257,977,721	$260,056,800	$—	$—	$260,056,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	March 31, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$499,799,623	85.81%	$523,384,267	86.50%
Subordinated notes of the Glick JV	65,298,594	11.21%	64,228,881	10.61%
LLC equity interests of the Glick JV	7,111,751	1.22%	7,111,751	1.18%
Purchased equity	10,254,906	1.76%	10,365,425	1.71%
Total	$582,464,874	100.00%	$605,090,324	100.00%

	March 31, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$483,144,187	89.03%	164.05%	$501,769,997	89.53%	170.87%
Subordinated notes of the Glick JV	57,895,281	10.67%	19.66%	57,606,674	10.28%	19.62%
LLC equity interests of the Glick JV	—	—	—%	—	—	—
Purchased equity	1,633,676	0.30%	0.55%	1,059,989	0.19%	0.36%
Total	$542,673,144	100.00%	184.26%	$560,436,660	100.00%	190.85%

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

	March 31, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Northeast	$186,511,895	32.01%	$217,508,260	35.94%
Southwest	120,309,557	20.66%	101,583,440	16.79%
Southeast	92,604,466	15.90%	89,214,997	14.74%
West	88,411,686	15.18%	74,469,039	12.31%
Midwest	71,457,476	12.27%	115,147,194	19.03%
International	19,377,976	3.33%	3,367,510	0.56%
Northwest	3,791,818	0.65%	3,799,884	0.63%
Total	$582,464,874	100.00%	$605,090,324	100.00%

	March 31, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast	$146,287,698	26.95%	49.65%	$173,667,526	30.99%	59.14%
Southwest	118,648,208	21.86%	40.29%	99,398,397	17.74%	33.85%
Southeast	92,609,407	17.07%	31.45%	89,246,247	15.92%	30.39%
West	90,008,732	16.59%	30.56%	75,054,066	13.39%	25.56%
Midwest	71,771,464	13.23%	24.37%	115,780,284	20.66%	39.43%
International	19,489,208	3.59%	6.63%	3,406,258	0.61%	1.16%
Northwest	3,858,427	0.71%	1.31%	3,883,882	0.69%	1.32%
Total	$542,673,144	100.00%	184.26%	$560,436,660	100.00%	190.85%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of March 31, 2018 and September 30, 2017 was as follows:

	March 31, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Internet software & services	$112,762,169	19.37%	$129,816,292	21.46%
Multi-sector holdings (1)	72,410,345	12.43	71,340,632	11.79
Healthcare services	38,785,418	6.66	50,858,157	8.41
Advertising	34,176,135	5.87	43,518,443	7.19
Oil & Gas Exploration & Production	24,771,598	4.25	—	—
Movies & entertainment	23,413,346	4.02	—	—
Human resources & employment services	22,901,148	3.93	20,141,957	3.33
Diversified support services	20,547,108	3.53	24,189,607	4.00
Research & consulting services	19,418,477	3.33	6,922,777	1.14
Integrated telecommunication services	16,919,267	2.90	11,291,073	1.87
IT consulting & other services	15,824,557	2.72	20,485,989	3.39
Aerospace & defense	15,403,743	2.64	6,453,287	1.07
Specialized finance	15,279,157	2.62	15,358,280	2.54
Environmental & facilities services	14,243,458	2.45	14,170,031	2.34
Communications Equipment	13,859,471	2.38	—	—
Personal products	11,782,349	2.02	6,544,450	1.08
Commercial printing	11,739,668	2.02	11,847,790	1.96
Commodity Chemicals	9,977,055	1.71	—	—
Pharmaceuticals	8,438,394	1.45	9,068,650	1.50
Trucking	8,124,069	1.39	4,079,548	0.67
Leisure facilities	8,099,506	1.39	—	—
Specialized consumer services	7,175,259	1.23	1,660,679	0.27
Systems Software	5,970,402	1.03	—	—
Auto parts & equipment	5,841,263	1.00	5,871,777	0.97
Data processing & outsourced services	5,772,976	0.99	9,804,174	1.62
Investment Banking & Brokerage	5,559,258	0.95	—	—
Household Products	5,036,429	0.86	—	—
Healthcare distributors	4,951,762	0.85	4,975,000	0.82
Specialized REITs	4,836,977	0.83	—	—
Housewares & specialties	4,767,827	0.82	4,795,075	0.79
Specialty Stores	3,923,540	0.67	8,359,086	1.38
Industrial machinery	3,766,203	0.65	12,493,405	2.06
Food retail	3,646,950	0.63	10,054,868	1.66
General Merchandise Stores	1,839,590	0.32	—	—
Application software	500,000	0.09	33,801,616	5.59
Oil & gas equipment & services	—	—	14,057,018	2.32
Distributors	—	—	12,967,500	2.14
Security & alarm services	—	—	8,018,318	1.33
Real estate services	—	—	12,247,424	2.02
Computer & Electronics Retail	—	—	7,383,862	1.22
Casinos & gaming	—	—	4,963,767	0.82
Fertilizers & agricultural chemicals	—	—	3,273,753	0.54
Hypermarkets & super centers	—	—	2,996,051	0.50
Computer hardware	—	—	1,279,988	0.21
Total	$582,464,874	100.00%	$605,090,324	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Internet software & services	$104,931,143	19.32%	35.64%	$121,778,922	21.72%	41.43%
Multi-sector holdings (1)	57,895,281	10.67	19.66	57,606,674	10.28	19.62
Advertising	31,781,025	5.86	10.79	41,145,973	7.34	14.01
Oil & Gas Exploration & Production	24,865,675	4.58	8.44	—	—	—
Movies & entertainment	23,410,999	4.31	7.95	—	—	—
Human resources & employment services	23,043,844	4.25	7.82	20,125,090	3.59	6.85
Healthcare services	21,854,150	4.03	7.42	29,525,697	5.27	10.06
Diversified support services	20,983,148	3.87	7.12	24,655,181	4.40	8.40
Research & consulting services	20,491,975	3.78	6.96	7,004,638	1.25	2.39
Integrated telecommunication services	16,762,140	3.09	5.69	11,368,765	2.03	3.87
Specialized finance	15,600,000	2.87	5.30	15,609,084	2.79	5.32
Aerospace & defense	15,506,751	2.86	5.27	6,556,692	1.17	2.23
IT consulting & other services	15,326,664	2.82	5.20	20,488,238	3.66	6.98
Environmental & facilities services	14,348,872	2.64	4.87	14,287,163	2.55	4.87
Communications Equipment	14,038,740	2.59	4.77	—	—	—
Commercial printing	11,927,446	2.20	4.05	11,942,132	2.13	4.07
Personal products	11,900,289	2.19	4.04	6,599,006	1.18	2.25
Commodity Chemicals	10,084,728	1.86	3.42	—	—	—
Pharmaceuticals	8,531,742	1.57	2.90	9,038,634	1.61	3.08
Trucking	8,188,448	1.51	2.78	4,099,725	0.73	1.40
Leisure facilities	8,096,160	1.49	2.75	—	—	—
Specialized consumer services	7,049,093	1.30	2.39	1,672,677	0.30	0.57
Systems Software	6,132,480	1.13	2.08	—	—	—
Auto parts & equipment	5,868,756	1.08	1.99	5,798,747	1.03	1.97
Data processing & outsourced services	5,806,350	1.07	1.97	9,840,600	1.76	3.35
Investment Banking & Brokerage	5,538,566	1.02	1.88	—	—	—
Household Products	5,055,875	0.93	1.72	—	—	—
Specialized REITs	4,811,040	0.89	1.63	—	—	—
Housewares & specialties	4,759,712	0.88	1.62	4,771,779	0.85	1.63
Healthcare distributors	4,649,138	0.86	1.58	4,948,950	0.88	1.69
Specialty Stores	3,916,203	0.72	1.33	8,193,960	1.46	2.79
Food retail	3,722,571	0.69	1.26	10,182,584	1.82	3.47
Industrial machinery	3,653,872	0.67	1.24	12,452,459	2.22	4.24
General Merchandise Stores	1,938,233	0.36	0.66	—	—	—
Application software	202,035	0.04	0.07	33,966,141	6.06	11.57
Oil & gas equipment & services	—	—	—	14,052,500	2.51	4.79
Distributors	—	—	—	12,957,035	2.31	4.41
Security & alarm services	—	—	—	7,972,286	1.42	2.72
Real estate services	—	—	—	12,256,098	2.19	4.17
Computer & Electronics Retail	—	—	—	7,498,142	1.34	2.55
Casinos & gaming	—	—	—	5,038,622	0.90	1.72
Hypermarkets & super centers	—	—	—	2,876,002	0.51	0.98
Fertilizers & agricultural chemicals	—	—	—	2,801,481	0.50	0.95
Computer hardware	—	—	—	1,324,983	0.24	0.45
Total	$542,673,144	100.00%	184.26%	$560,436,660	100.00%	190.85%
___________________

(1)	This industry includes the Company's investment in the Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investments are generally in middle-market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value as of March 31, 2018 and September 30, 2017, which is as follows:

	March 31, 2018	September 30, 2017
Glick JV	10.7%	10.3%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. Details of investment income of the Glick JV for the three and six months ended March 31, 2018 and March 31, 2017 are as follows:

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
Glick JV	$1,543,112	14.6%	$1,403,326	12.8%

	Six months ended March 31, 2018		Six months ended March 31, 2017
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
Glick JV	$3,036,960	14.3%	$2,986,182	13.3%

Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the Glick JV. On April 21, 2015, the Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person board of directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the Glick JV, the Company does not consolidate the Glick JV. The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of March 31, 2018 and September 30, 2017, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 28 and 23 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of March 31, 2018 and September 30, 2017, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank Facility") with a stated maturity date of July 7, 2023, which permitted up to $150.0 million and $200.0 million of borrowings as of March 31, 2018 and September 30, 2017, respectively. Borrowings under the Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of March 31, 2018 and September 30, 2017. Under the Deutsche Bank Facility, $75.1 million and $56.9 million of borrowings were outstanding as of March 31, 2018 and September 30, 2017, respectively.
As of March 31, 2018 and September 30, 2017, the Glick JV had total assets of $166.6 million and $126.7 million, respectively. As of March 31, 2018, the Company's investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.9 million in the aggregate at fair value. As of September 30, 2017, the Company's investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of March 31, 2018 and September 30, 2017, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $82.9 million and $81.6 million in aggregate commitments were funded as of March 31, 2018 and September 30, 2017, respectively, of which $72.6 million and $71.4 million, respectively, was from the Company. As of each of March 31, 2018 and September 30, 2017, the Company had commitments to fund Subordinated Notes to the Glick JV of $78.8 million, of which $13.5 million and $14.5 million, respectively, was unfunded. As of each of March 31, 2018 and September 30, 2017, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded, respectively.
Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Senior secured loans (1)	$147,496,004	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.40%	6.92%
Number of borrowers in the Glick JV	28	23
Largest loan exposure to a single borrower (1)	$8,534,650	$11,267,524
Total of five largest loan exposures to borrowers (1)	$38,954,432	$42,833,696
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

Glick JV Portfolio as of March 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	7.52%	$8,118,532	$8,101,811	$8,165,862
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.88%	2,083,502	1,918,445	—
	Healthcare services	119,910.76 Class B Preferred Units				—	119,911	—
	Healthcare services	368.96 Class A Common Units				—	2,174,034	—
Total Ameritox Ltd.						2,083,502	4,212,390	—
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.30%	3,938,705	3,899,326	3,904,044
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan	9/1/2022	LIBOR+6.75% (1% floor) cash	9.05%	7,820,000	7,705,028	7,741,800
Asset International, Inc. (3)	Research & Consulting Services	First Lien Term Loan	12/29/2024	LIBOR+4.5% (1% floor) cash	6.80%	3,990,000	3,913,101	3,970,050
ATS Consolidated Inc.	Data processing & outsourced services	First Lien Term Loan B	2/23/2025	LIBOR+3.75% (1% floor) cash	5.55%	4,000,000	3,980,000	4,052,520
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.88%	4,925,000	4,913,137	4,836,350
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	7.50%	3,856,139	3,860,060	3,865,779
Chloe Ox Parent LLC (3)	Healthcare services	First Lien Term Loan	12/14/2024	LIBOR+5% (1% floor) cash	7.30%	6,000,000	5,941,079	6,075,000
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.55%	2,064,410	2,063,090	2,012,799
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+3.25% (1% floor) cash	5.38%	6,248,042	6,199,868	6,333,952
Eton	Research & consulting services	Second Lien Term Loan	3/16/2026	LIBOR+7.5% cash	9.51%	5,000,000	4,975,000	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.63%	4,527,907	4,491,387	4,536,152
Gigamon, Inc.	Systems software	First Lien Term Loan	12/18/2024	LIBOR+4.5% (1% floor) cash	6.80%	5,985,000	5,927,063	6,044,850

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Indivior Finance Sarl (3)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.42%	$7,481,250	$7,445,642	$7,528,008
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.52%	4,888,924	4,779,097	4,888,924
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	9.38%	6,917,412	6,262,711	2,626,665
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.30%	4,207,500	4,135,061	4,202,173
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.30%	849,950	817,661	847,766
Total MHE Intermediate Holdings, LLC						5,057,450	4,952,722	5,049,939
Morphe Holdings LLC (3)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.30%	3,470,918	3,436,519	3,470,918
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.89%	8,534,650	8,534,650	8,534,650
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	6.13%	2,961,735	2,953,800	2,974,692
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75% (1% floor) cash	7.04%	5,500,000	5,472,500	5,472,500
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.88%	5,960,490	5,905,368	5,801,524
OCI Beaumont LLC (3)	Commodity chemicals	First Lien Term Loan B	2/16/2025	LIBOR+4.25% (1% floor) cash	6.55%	7,000,000	6,991,250	7,053,935
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.55%	3,920,064	3,899,080	3,920,064
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.79%	6,353,750	6,310,888	6,099,600
Tribe Buyer LLC (3)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.38%	5,969,849	5,955,284	6,044,472
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+6.25% (1% floor) cash	8.14%	3,900,000	3,863,147	3,900,000
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.14%	1,022,275	1,003,743	1,022,275
Total Valet Merger Sub, Inc.						4,922,275	4,866,890	4,922,275
Total Portfolio Investments						$147,496,004	$147,948,741	$140,952,324
__________
(1) Represents the current interest rate as of March 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and the Glick JV as of March 31, 2018.
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
(5) This investment was on cash non-accrual status as of March 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Glick JV Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.82%	$8,160,622	$8,141,224	8,099,417
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	2,287,177	2,243,202	265,211
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,287,177	4,537,147	265,211
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.33%	4,042,355	3,995,621	4,010,198
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.08%	7,920,000	7,790,262	7,840,800
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	11,267,524	11,220,478	11,267,116
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.24%	4,950,000	4,938,077	4,917,008
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	6.86%	3,876,067	3,880,408	3,892,211
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.58%	2,075,162	2,073,617	2,064,786
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	6,279,920	6,225,992	6,358,419
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610,174	4,572,990	4,610,400
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.06%	4,913,924	4,790,511	4,901,639
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	6,825,900	6,477,372	2,592,115
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	4,228,750	4,150,304	4,228,752
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	667,510	635,208	667,510
Total MHE Intermediate Holdings, LLC						4,896,260	4,785,512	4,896,262
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	8,659,650	8,659,650	8,659,223
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.49%	2,977,041	2,967,620	2,988,205
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.75% (1.25% floor) cash	7.08%	2,018,206	2,000,877	1,453,109
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.34%	5,990,978	5,932,073	5,826,226
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.81%	3,000,000	2,933,633	3,030,000
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.58%	3,930,134	3,912,198	3,890,832
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	6,386,250	6,338,479	6,306,422
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.24%	1,823,268	1,821,822	1,825,054
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	3,920,000	3,877,655	3,919,865
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	1,027,425	1,006,080	1,027,390
Total Valet Merger Sub, Inc.						4,947,425	4,883,735	4,947,255
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	4,126,500	4,099,195	4,095,551
Total Portfolio Investments						$115,964,537	$116,978,493	$108,737,459
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
The cost and fair value of the Company's aggregate investment in the Glick JV was $72.4 million and $57.9 million, respectively, as of March 31, 2018 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and six months ended March 31, 2018, the Company earned interest income of $1.5 million and $3.0 million, respectively, on its investment in the Subordinated Notes, of which $0.8 million and $1.1 million was PIK interest income, respectively. For the three and six months ended March 31, 2017, the Company earned interest income of $1.4 million and $2.8 million on its investment in the Subordinated Notes, respectively. The Company did not earn any dividend income for the three and six months ended March 31, 2018 with respect to its LLC equity interests. The Company did not earn any dividend income for the three months ended March 31, 2017 and earned dividend income of $0.2 million for the six months ended March 31, 2017 with respect to its LLC equity interests. The LLC equity interests are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the Glick JV as of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and 2017:

	March 31, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2018: $147,948,741; cost September 30, 2017: $116,978,493)	$140,952,324	$108,737,459
Cash and cash equivalents	21,929,789	13,891,899
Restricted cash	2,068,077	2,249,575
Due from portfolio companies	—	7,653
Other assets	1,636,345	1,791,077
Total assets	$166,586,535	$126,677,663

Senior credit facility payable	$75,081,939	$56,881,939
Subordinated notes payable at fair value (proceeds March 31, 2018: $74,626,964; proceeds September 30, 2017: $73,404,435)	66,188,503	65,836,199
Other liabilities	25,316,093	3,959,525
Total liabilities	$166,586,535	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$166,586,535	$126,677,663

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Selected Statements of Operations Information:
Interest income	$2,016,620	$2,847,040	$3,956,222	$6,333,850
PIK interest income	—	17,679	—	35,612
Fee income	30,838	19,179	63,640	118,832
Total investment income	2,047,458	2,883,898	4,019,862	6,488,294
Interest expense	2,609,984	2,756,921	5,346,106	5,551,986
Other expenses	95,113	58,184	133,259	134,020
Total expenses (1)	2,705,097	2,815,105	5,479,365	5,686,006
Net unrealized appreciation (depreciation)	665,300	192,538	2,109,407	(7,191,559)
Realized loss on investments	(7,661)	(262,623)	(649,904)	(295,224)
Net income (loss)	$—	$(1,292)	$—	$(6,684,495)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the three and six months ended March 31, 2018 and March 31, 2017, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
For the three and six months ended March 31, 2018, the Company recorded total fee income of $0.7 million, $0.1 million of which was recurring in nature, and $1.0 million, $0.1 million of which was recurring in nature, respectively. For the three and six months ended March 31, 2017, the Company recorded total fee income of $0.3 million, $0.1 million of which was recurring in nature, and $0.7 million, $0.3 million of which was recurring in nature, respectively.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$8,682,639	$4,832,305	$10,588,607	$5,557,102
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings per common share — basic and diluted	$0.29	$0.16	$0.36	$0.19
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
For income tax purposes, the Company estimates that its distributions for the 2018 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2018 and March 31, 2017:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Total for the six months ended March 31, 2018				$0.33	$9,531,102	23,013	$192,931

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Total for the six months ended March 31, 2017				$0.42	$12,075,187	16,952	$153,522
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2018 and March 31, 2017.
Note 6. Borrowings
Citibank Facility
On January 31, 2018, the Company entered into an Amended and Restated Loan and Security Agreement with OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC), the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent, to amend and restate the credit facility initially entered into on January 15, 2015 (as amended, the “Citibank Facility”). The Citibank Facility permitted up to $100 million and $125 million of borrowings as of March 31, 2018 and September 30, 2017, respectively.
As of March 31, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility accrue interest at rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The non-usage fee is increased pursuant to a formula if, after the ramp up period, the advances outstanding on the Citibank Facility do not exceed 70% of the aggregate commitments by lenders. The reinvestment period under the Citibank Facility ends January 30, 2021, and the final maturity date is January 31, 2023. The Citibank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of March 31, 2018 and September 30, 2017, the Company had $76.1 million and $76.5 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II LLC and all of the Company's equity interests in OCSI Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.058% and 3.350% for the six months ended March 31, 2018 and March 31, 2017, respectively. For the three and six months ended March 31, 2018, the Company recorded interest expense of $0.9 million and $1.8 million, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2017, the Company recorded interest expense of $1.4 million and $2.4 million, respectively, related to the Citibank Facility.
East West Bank Facility

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). The East West Bank Facility bears an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of March 31, 2018 and September 30, 2017, the Company had $4.0 million and $6.5 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.828% and 4.601% for the six months ended March 31, 2018 and March 31, 2017, respectively. For the three and six months ended March 31, 2018, the Company recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility. For the three and six months ended March 31, 2017, the Company recorded interest expense of $0.1 million and $0.2 million, respectively, related to the East West Bank Facility.
2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million debt securitization ("2015 Debt Securitization") consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by the 2015 Issuer, a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes, which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes, which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum (collectively, the "Class A Notes") and $25.0 million Class B Senior Secured 2015 Notes, which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's March 31, 2018 Consolidated Statements of Assets and Liabilities as notes payable. As of March 31, 2018, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement. The Company is entitled to a fee for its services as collateral manager. The Company has retained a sub-collateral manager, which, as of October 17, 2017, was Oaktree and, prior to October 17, 2017, was the Former Adviser, to provide collateral management sub-advisory services to the Company pursuant to a sub-collateral management agreement. The sub-collateral manager is entitled to receive 100% of the collateral management fees paid to the Company under the collateral management agreement, but each of Oaktree and the Former Adviser irrevocably waived and, in the case of Oaktree, intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

The collateral management agreement does not include any incentive fee payable to the Company as collateral manager or payable to the sub-collateral manager as sub-advisor under the sub-collateral management agreement.

Through May 28, 2019, all principal collections received on the underlying collateral may be used by the 2015 Issuer to purchase new collateral under the direction of Oaktree in its capacity as sub-collateral manager of the 2015 Issuer and in accordance with the Company's investment strategy. All 2015 Notes are scheduled to mature on May 28, 2025.

As of March 31, 2018, there were 49 investments in portfolio companies with a total fair value of $263.7 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and six months ended March 31, 2018 and March 31, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Interest expense	$1,700,008	$1,421,494	$3,267,780	$2,727,529
Loan administration fees	21,188	16,158	39,429	34,488
Amortization of debt issuance costs	72,526	72,526	145,052	145,052
Total interest and other debt financing expenses	$1,793,722	$1,510,178	$3,452,261	$2,907,069
Cash paid for interest expense	$1,628,416	$1,359,300	$3,195,165	$2,581,975
Annualized average interest rate	3.779%	3.159%	3.779%	3.159%
Average outstanding balance	$180,000,000	$180,000,000	$180,741,758	$180,000,000

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and six months ended March 31, 2018 is as follows:

				Three months ended March 31, 2018		Six months ended March 31, 2018
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	3.5215%	180		$1,050,238	$1,105,308	$2,049,565	$2,104,635
Class A-S Notes	3.8215%	210	(1)	264,680	276,227	516,917	528,464
Class A-R Notes	3.1838%	180	(2)	49,041	45,972	111,641	109,595
Class B Notes	4.3715%	265		264,457	272,501	517,042	525,086
Class C Notes	4.9715%	325	(3)	—	—	—	—
Total				$1,628,416	$1,700,008	$3,195,165	$3,267,780
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense as they are eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of March 31, 2018 are as follows:

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

    Accumulated PIK interest activity for the three and six months ended March 31, 2018 and March 31, 2017 was as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
PIK balance at beginning of period	$795,674	$148,243	$497,260	$88,839
Gross PIK interest accrued	1,204,625	255,127	1,805,919	387,343
PIK income reserves (1)	(422,570)	(71,041)	(725,450)	(143,853)
PIK balance at end of period	$1,577,729	$332,329	$1,577,729	$332,329
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of each of March 31, 2018 and September 30, 2017, there were three investments on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$543,394,120	96.16%	$535,605,410	99.00%	$564,231,285	96.02%	$553,084,120	98.88%
PIK non-accrual (1)	—	—	—	—	—	—	—	—
Cash non-accrual (2)	21,704,097	3.84	5,434,058	1.00	23,381,863	3.98	6,292,551	1.12
Total	$565,098,217	100.00%	$541,039,468	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three and six months ended March 31, 2018:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Net increase in net assets resulting from operations	$8,682,639	$10,588,607
Net unrealized appreciation on investments and secured borrowings	(3,120,035)	(4,861,934)
Book/tax difference due to deferred loan fees	98,679	(198,447)
Book/tax difference due to interest income on certain loans	523,319	1,117,652
Book/tax difference due to capital losses not recognized	(973,257)	3,409,449
Other book/tax differences	—	(356,968)
Taxable/Distributable Income (1)	$5,211,345	$9,698,359

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2018 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, the Company's last tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$2,808,747
Net realized capital losses	(28,564,899)
Unrealized losses, net	(46,826,393)
As of September 30, 2017, the Company had a net capital loss carryforward of $28,564,899, which can be used to offset future capital gains and is not subject to expiration. Of the net capital loss carryforward, $2,699,949 is available to offset future short-term capital gains and $25,864,950 is available to offset future long-term capital gains.
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
During the three months ended March 31, 2018, the Company recorded an aggregate net realized gain of $1.0 million in connection with the exit of various investments. During the three months ended March 31, 2017, the Company recorded an aggregate net realized loss of $13.5 million in connection with the exit of various investments, including a $13.4 million realized loss in connection with the sale of the Company's first and second lien term loan investments in the Answers Corporation.
During the six months ended March 31, 2018, the Company recorded an aggregate net realized loss of $3.4 million in connection with the exit of various investments, including a $4.2 million realized loss in connection with the sale of the Company's first lien term loan investment in New Trident Holdcorp. During the six months ended March 31, 2017, the Company recorded an aggregate net realized loss of $13.4 million in connection with the exit of various investments, including a $13.4 million realized loss in connection with the sale of the Company's first and second lien term loan investments in the Answers Corporation.
Net Unrealized Appreciation or Depreciation on Investments
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the three and six months ended March 31, 2018, the Company recorded net unrealized appreciation of $3.1 million and $4.9 million, respectively. For the three months ended March 31, 2018, this consisted of $2.3 million of net unrealized appreciation on debt investments, $0.3 million of net reclassifications to realized loss (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investment. For the six months ended March 31, 2018, this consisted of $3.6 million of net reclassifications to realized loss (resulting in unrealized appreciation), $0.7 million of net unrealized appreciation on equity investment and $0.6 million of net unrealized appreciation on debt investments.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of March 31, 2018 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.5 million and $2.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and the Former Adviser, respectively.
New Investment Advisory Agreement
Effective October 17, 2017 and as of March 31, 2018, the Company is party to the New Investment Advisory Agreement with Oaktree. Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the base management fee incurred under the New Investment Advisory Agreement was $1.4 million and $2.6 million, respectively, which was payable to Oaktree.
Incentive Fee
The incentive fee consists of two parts. Under the New Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income") is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the first part of the incentive fee (net of waivers) incurred under the New Investment Advisory Agreement was $0.2 million and $0.4 million, respectively. To ensure compliance of the transactions contemplated by that certain asset purchase agreement, dated as of July 13, 2017 by and among Oaktree, the Former Adviser, and, for certain limited purposes, FSAM and Fifth Street Holdings L.P. with Section 15(c) of the 1940 Act, Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of March 31, 2018, Oaktree had accrued an aggregate amount of $0.4 million of incentive fees potentially subject to waiver, which was included in base management fee and incentive fee payable.
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
Indemnification
The New Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree's services under the New Investment Advisory Agreement or otherwise as investment adviser.
Collection and Disbursement of Fees Owed to the Former Adviser
Under the Former Investment Advisory Agreement, both the base management fee and incentive fee on income were calculated and paid to the Former Adviser at the end of each quarter. In order to ensure that the Former Adviser received the compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement covered the entire quarter in which the New Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which the Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay the Former Adviser in early 2018 the pro rata portion of the fees that were earned by, but not paid to, the Former Adviser for services rendered to the Company prior to October 17, 2017.
Former Investment Advisory Agreement

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a description of the Former Investment Advisory Agreement, which was terminated on October 17, 2017. The Former Investment Advisory Agreement, dated June 27, 2013, was effective June 27, 2013 through its termination on October 17, 2017.
Through October 17, 2017, the Company paid the Former Adviser a fee for its services under the Former Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee paid to the Former Adviser and any incentive fees earned by the Former Adviser were ultimately borne by common stockholders of the Company.
Base Management Fee
The base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
For the period from October 1, 2017 to October 17, 2017 and the three and six months ended March 31, 2017, the base management fee (net of waivers) incurred under the Former Investment Advisory Agreement with the Former Adviser was $0.2 million, $1.4 million and $2.8 million, respectively, all of which were payable to the Former Adviser. For each of the period from October 1, 2017 to October 17, 2017 and the three and six months ended March 31, 2017, the Former Adviser voluntarily waived a portion of the base management fee, which resulted in waivers of $0.1 million.
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

For the period from October 1, 2017 to October 17, 2017 and for the three and six months ended March 31, 2017, incentive fees incurred under the Former Investment Advisory Agreement with the Former Adviser were $0.1 million, $0.3 million and $1.3 million, respectively.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the New Investment Advisory Agreement will be consistent with the formula reflected in the New Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of March 31, 2018 because the capital gain incentive fee under the New Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Prior to its termination by its terms on October 17, 2017 and throughout the Company’s 2017 fiscal year, the Company was party to the Former Administration Agreement with the Former Administrator. The Former Administrator was a wholly-owned subsidiary of the Former Adviser. Pursuant to the Former Administration Agreement, the Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above. For providing these services, facilities and personnel, the Company reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement.
For the three months ended March 31, 2018, the Company accrued administrative expenses of $0.3 million, including $0.1 million of general and administrative expenses. For the six months ended March 31, 2018, the Company accrued administrative expenses of $0.7 million, including $0.2 million of general and administrative expenses. Of these amounts, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $0.6 million was due to Oaktree Administrator.
For the three and six months ended March 31, 2017, the Company accrued administrative expenses of $0.6 million and $0.8 million, respectively, including $0.4 million and $0.5 million of general and administrative expenses, respectively, which were due to the Former Administrator.
As of March 31, 2018 and September 30, 2017, $1.9 million and $0.5 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator and the Former Administrator, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Net asset value per share at beginning of period	$9.84	$10.86	$9.97	$11.06
Net investment income (5)	0.16	0.17	0.31	0.37
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	0.10	0.45	0.16	0.27
Net realized gain (loss) on investments (5)	0.03	(0.46)	(0.12)	(0.45)
Distributions to stockholders (5)	(0.14)	(0.19)	(0.33)	(0.42)
Net asset value per share at end of period	$9.99	$10.83	$9.99	$10.83
Per share market value at beginning of period	$8.40	$8.71	$8.80	$8.56
Per share market value at end of period	$7.89	$8.82	$7.89	$8.82
Total return (1)	(4.43)%	3.34%	(6.73)%	7.86%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$289,943,716	$319,924,168	$293,636,434	$325,829,394
Net assets at end of period	$294,501,008	$319,157,787	$294,501,008	$319,157,787
Average net assets (2)	$293,455,167	$319,154,966	$293,536,332	$321,012,037
Ratio of net investment income to average net assets (3)	6.34%	6.46%	6.24%	6.85%
Ratio of total expenses to average net assets (3)	8.58%	7.54%	8.55%	7.41%
Ratio of net expenses to average net assets (3)	8.24%	7.54%	8.30%	7.25%
Ratio of portfolio turnover to average investments at fair value	13.82%	8.90%	36.35%	19.68%
Weighted average outstanding debt (4)	$261,501,244	$260,917,911	$265,438,119	$266,380,866
Average debt per share (5)	$8.87	$8.85	$9.01	$9.04
Asset coverage ratio	213.24%	214.91%	213.24%	214.91%

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
(4)	Calculated based upon the weighted average of debt outstanding for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.

Note 13. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the "SEC") sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of the Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain previously disclosed OCSL and FSAM securities class actions and OCSL derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSL, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company is cooperating with the Division of Enforcement investigation, has produced requested documents, and has been communicating with Division of Enforcement personnel. Oaktree is not subject to these subpoenas.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2018 and September 30, 2017, off-balance sheet arrangements consisted of $39.1 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and Glick JV Subordinated Notes and LLC equity interests) as of March 31, 2018 and September 30, 2017 is shown in the table below:

	March 31, 2018	September 30, 2017
FSFR Glick JV LLC	$15,089,655	$16,159,368
MHE Intermediate Holdings	6,359,633	6,749,698
Triple Point Group Holdings, Inc.	4,968,591	4,968,590
Motion Recruitment Partners LLC	2,900,000	2,900,000
Asset International	2,500,000	—
PowerPlan, Inc.	2,100,000	2,100,000
CircusTrix Holdings	1,783,425	—
Impact Sales, LLC	1,078,125	1,078,125
Internet Pipeline, Inc.	800,000	800,000
Metamorph US 3, LLC (1)	720,000	720,000
Valet Merger Sub, Inc.	700,000	833,333
4 Over International, LLC	68,452	68,452
Ministry Brands, LLC	40,000	1,857,967
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Systems Inc.	—	600,000
Sailpoint Technologies, Inc.	—	300,000
Total	$39,107,881	$43,540,533
_______
(1) This investment was on cash non-accrual status as of March 31, 2018 and September 30, 2017.

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three and six months ended March 31, 2018, except as discussed below.
Dividend Declaration
On May 3, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.145 per share, payable on June 29, 2018 to stockholders of record on June 15, 2018.
Small Business Credit Availability Act
 On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to business development companies (“BDCs”) from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirements would permit a BDC to have a debt to equity ratio of a maximum of 2x (i.e. $2 of debt outstanding for each $1 of equity) as compared to a maximum of 1x (i.e. $1 of debt outstanding for each $1 of equity) under

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which can be effective as soon as the day after such stockholder approval.
At a meeting held on May 3, 2018, the Company’s Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the 1940 Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act as being in the best interests of the Company and its stockholders, and, as a result, provided such approval is not later rescinded, the reduced asset coverage requirements will apply to the Company effective as of May 3, 2019.
In addition, the Company’s Board of Directors has determined that it is advisable and in the best interest of the Company and its stockholders that the reduced asset coverage requirements for senior securities in Section 61(a)(2) of the 1940 Act apply to the Company as soon as practicable, and, therefore, the Company’s Board of Directors intends to hold a special meeting of stockholders to seek approval from the Company’s stockholders in order to potentially accelerate the effectiveness of the reduced asset coverage requirement. If such a proposal is approved by the Company’s stockholders, the asset coverage required for the Company’s senior securities will be 150% rather than 200% commencing on the first day after such approval.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Six months ended March 31, 2018

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2018	% of Total Net Assets
Control Investments
Glick JV		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	9.56%		$65,298,594	$—	$3,036,960	$57,606,674	$1,069,713	$(781,106)	$57,895,281	19.7%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$65,298,594	$—	$3,036,960	$57,606,674	$1,069,713	$(781,106)	$57,895,281	19.7%

Affiliate Investments
Ameritox Ltd. (6)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.88%		$7,351,916	$28	$—	$935,913	$210,010	$(1,145,923)	$—	—%
3,309,873.6 Class A Preferred Units				—	—	—	—	—	—	—%
327,393.6 Class B Preferred Units				—	—	—	—	—	—	—%
1,007.36 Class A Units				—	—	—	—	—	—	—%
Total Affiliate Investments			$7,351,916	$28	$—	$935,913	$210,010	$(1,145,923)	$—	—%
Total Control & Affiliate Investments			$72,650,510	$28	$3,036,960	$58,542,587	$1,279,723	$(1,927,029)	$57,895,281	19.7%

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

(6)	This investment was on cash non-accrual status as of March 31, 2018.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Six months ended March 31, 2017

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2017	% of Total Net Assets
Control Investments
Glick JV		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	8.50%		$64,005,755	$—	$2,798,762	$56,885,646	$4,859,827	$(234,622)	$61,510,851	19.3%
87.5% LLC equity interest (5)			—	—	187,420	6,431,021	—	(6,431,021)	—	—%
Total Control Investments			$64,005,755	$—	$2,986,182	$63,316,667	$4,859,827	$(6,665,643)	$61,510,851	19.3%

Affiliate Investments
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.00%		$8,380,350	$—	$308,663	$6,342,286	$2,041,212	$(3,148)	$8,380,350	2.6%
3,309,873.6 Class A Preferred Units			—	—	—	3,626,150	169,172	—	3,795,322	1.2%
327,393.6 Class B Preferred Units			—	—	—	358,679	198,597	—	557,276	0.2%
1,007.36 Class A Units			—	—	—	2,679,343	—	(2,053,901)	625,442	0.2%
Total Affiliate Investments			$8,380,350	$—	$308,663	$13,006,458	$2,408,981	$(2,057,049)	$13,358,390	4.2%
Total Control & Affiliate Investments			$72,386,105	$—	$3,294,845	$76,323,125	$7,268,808	$(8,722,692)	$74,869,241	23.5%

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree Capital Management, L.P., or Oaktree, to reposition our portfolio and to implement Oaktree’s future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
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
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of Oaktree Capital Group, LLC, or OCG, a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between us and Oaktree, or the New Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator, also provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, or the New Administration Agreement. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, or the Former Adviser. See Note 11. Related Party Transactions "- New Investment Advisory Agreement" and "- Administrative Services" in the notes to the accompanying Consolidated Financial Statements for a description of the New Investment Advisory Agreement, New Administration Agreement and the investment advisory agreement and administration agreement that were in effect prior to October 17, 2017.

We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. We invest in unsecured loans, including subordinated loans, issued by private middle-market companies and, to a lesser extent, senior and subordinated loans issued by public companies and equity investments. Prior to January 18, 2018, under normal market conditions, we were required to invest at least 80% of the value of our net assets plus borrowings for investment purposes in floating rate senior loans, which include both first and second lien secured debt financings.
Oaktree intends to reposition our portfolio in the near-term in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. We expect that Oaktree will focus on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings. We expect to target investments of $10 million to $20 million, on average, although we may invest more or less in certain portfolio companies. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition will be included in our investor presentation to be filed with the SEC.
Oaktree also intends to rotate us out of approximately $101 million, at fair value, of investments it has identified as non-core investments and an additional $15 million, at fair value, of investments with spreads over the London Interbank Offered Rate, or LIBOR, of less than 4.0%. Over time, Oaktree intends to modestly increase our investments in second lien secured financings to approximately 10%, at fair value, of our portfolio. Oaktree will seek to redeploy capital from realization of existing investments into Oaktree-originated investments with higher yields.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, since 2012, lending to middle-market companies has averaged over $170 billion annually according to Thomson Reuters.
We believe that quantitative easing and other similar monetary policies implemented by central banks worldwide in reaction to the 2008 financial crisis have created significant inflows of capital, including from private equity sponsors, focused on yield-driven products such as sub-investment grade debt. While we believe that private equity sponsors continue to have a large pool of available capital and will continue to pursue acquisitions in the middle market, increased competition from other lenders to middle-market companies together with increased capital focused on the sector have led to spread compression across the middle market, resulting in spreads near historically low levels.
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
New Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement by and among Oaktree, our Former Adviser and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser, on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation, or OCSL, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of our investment advisory agreement with the Former Adviser, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.

In order to ensure that the Transaction complied with Section 15(f) of the 1940 Act, Oaktree and our Former Adviser agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction. In addition, for the two-year period commencing on October 17, 2017, Oaktree agreed to waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
Asset Coverage Requirements
On March 23, 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirements would permit a BDC to have a debt to equity ratio of a maximum of 2x (i.e. $2 of debt outstanding for each $1 of equity) as compared to a maximum of 1x (i.e. $1 of debt outstanding for each $1 of equity) under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval.
At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the 1940 Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act as being in the best interests of us and our stockholders, and, as a result, provided such approval is not later rescinded, the reduced asset coverage requirement will apply to us effective as of May 3, 2019.
In addition, our Board of Directors has determined that it is advisable and in the best interest of us and our stockholders that the reduced asset coverage requirements for senior securities in Section 61(a)(2) of the 1940 Act apply to us as soon as practicable, and, therefore, our Board of Directors intends to hold a special meeting of stockholders to seek approval from our stockholders in order to potentially accelerate the effectiveness of the reduced asset coverage requirements. If such a proposal is approved by our stockholders, the asset coverage required for our senior securities will be 150% rather than 200% commencing on the first day after such approval.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by independent pricing services for all of our senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
Oaktree evaluates the quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, Oaktree looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Oaktree does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the 1940 Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree’s valuation team in conjunction with Oaktree’s portfolio management team and investment professionals responsible for each portfolio investment;

•Preliminary valuations are then reviewed and discussed with management of Oaktree;

•
Separately, independent valuation firms engaged by our Board of Directors prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to Oaktree and the Audit Committee of our Board of Directors;

•	Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•	The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;

•	The Audit Committee makes a recommendation to our full Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments as of March 31, 2018 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2018, 88.2% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of March 31, 2018 and September 30, 2017, approximately 93.2% and 92.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2018, there were three investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to Oaktree beginning in the fiscal year ending September 30, 2019.
To maintain our status as a RIC, income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so. Accumulated PIK interest was $1.6 million and $0.5 million as of March 31, 2018 and September 30, 2017, respectively. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in FSFR Glick JV LLC, or the Glick JV. As of March 31, 2018, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended March 31, 2018.
During the six months ended March 31, 2018, we originated $230.5 million of investment commitments in 28 new and three existing portfolio companies and funded $238.6 million of investments.
During the six months ended March 31, 2018, we received $146.8 million in connection with the full repayments and exits of 21 of our investments and an additional $113.0 million in connection with other paydowns and sales of investments.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2018	September 30, 2017
Cost:
Senior secured debt	85.81%	86.50%
Subordinated notes of the Glick JV	11.21	10.61
LLC equity interests of the Glick JV	1.22	1.18
Purchased equity	1.76	1.71
Total	100.00%	100.00%

	March 31, 2018	September 30, 2017
Fair value:
Senior secured debt	89.03%	89.53%
Subordinated notes of the Glick JV	10.67	10.28
LLC equity interests of the Glick JV	—	—
Purchased equity	0.30	0.19
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2018	September 30, 2017
Cost:
Internet software & services	19.37%	21.46%
Multi-sector holdings (1)	12.43	11.79
Healthcare services	6.66	8.41
Advertising	5.87	7.19
Oil & Gas Exploration & Production	4.25	—
Movies & entertainment	4.02	—
Human resources & employment services	3.93	3.33
Diversified support services	3.53	4.00
Research & consulting services	3.33	1.14
Integrated telecommunication services	2.90	1.87
IT consulting & other services	2.72	3.39
Aerospace & defense	2.64	1.07
Specialized finance	2.62	2.54
Environmental & facilities services	2.45	2.34
Communications Equipment	2.38	—
Personal products	2.02	1.08
Commercial printing	2.02	1.96
Commodity Chemicals	1.71	—
Pharmaceuticals	1.45	1.50
Trucking	1.39	0.67
Leisure facilities	1.39	—
Specialized consumer services	1.23	0.27
Systems Software	1.03	—
Auto parts & equipment	1.00	0.97
Data processing & outsourced services	0.99	1.62
Investment Banking & Brokerage	0.95	—
Household Products	0.86	—
Healthcare distributors	0.85	0.82
Specialized REITs	0.83	—
Housewares & specialties	0.82	0.79
Specialty Stores	0.67	1.38
Industrial machinery	0.65	2.06
Food retail	0.63	1.66
General Merchandise Stores	0.32	—
Application software	0.09	5.59
Oil & gas equipment & services	—	2.32
Distributors	—	2.14
Security & alarm services	—	1.33
Real estate services	—	2.02
Computer & Electronics Retail	—	1.22
Casinos & gaming	—	0.82
Fertilizers & agricultural chemicals	—	0.54
Hypermarkets & super centers	—	0.50
Computer hardware	—	0.21
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the Glick JV.

	March 31, 2018	September 30, 2017
Fair value:
Internet software & services	19.32%	21.72%
Multi-sector holdings (1)	10.67	10.28
Advertising	5.86	7.34
Oil & Gas Exploration & Production	4.58	—
Movies & entertainment	4.31	—
Human resources & employment services	4.25	3.59
Healthcare services	4.03	5.27
Diversified support services	3.87	4.40
Research & consulting services	3.78	1.25
Integrated telecommunication services	3.09	2.03
Specialized finance	2.87	2.79
Aerospace & defense	2.86	1.17
IT consulting & other services	2.82	3.66
Environmental & facilities services	2.64	2.55
Communications Equipment	2.59	—
Commercial printing	2.20	2.13
Personal products	2.19	1.18
Commodity Chemicals	1.86	—
Pharmaceuticals	1.57	1.61
Trucking	1.51	0.73
Leisure facilities	1.49	—
Specialized consumer services	1.30	0.30
Systems Software	1.13	—
Auto parts & equipment	1.08	1.03
Data processing & outsourced services	1.07	1.76
Investment Banking & Brokerage	1.02	—
Household Products	0.93	—
Specialized REITs	0.89	—
Housewares & specialties	0.88	0.85
Healthcare distributors	0.86	0.88
Specialty Stores	0.72	1.46
Food retail	0.69	1.82
Industrial machinery	0.67	2.22
General Merchandise Stores	0.36	—
Application software	0.04	6.06
Oil & gas equipment & services	—	2.51
Distributors	—	2.31
Security & alarm services	—	1.42
Real estate services	—	2.19
Computer & Electronics Retail	—	1.34
Casinos & gaming	—	0.90
Hypermarkets & super centers	—	0.51
Fertilizers & agricultural chemicals	—	0.50
Computer hardware	—	0.24
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the Glick JV.

Loans and Debt Securities on Non-Accrual Status
As of each of March 31, 2018 and September 30, 2017, there were three investments on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$543,394,120	96.16%	$535,605,410	99.00%	$564,231,285	96.02%	$553,084,120	98.88%
PIK non-accrual (1)	—	—	—	—	—	—	—	—
Cash non-accrual (2)	21,704,097	3.84	5,434,058	1.00	23,381,863	3.98	6,292,551	1.12
Total	$565,098,217	100.00%	$541,039,468	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
Glick JV
In October 2014, we entered into a limited liability company ("LLC") agreement, with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the Glick JV. On April 21, 2015, the Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of March 31, 2018 and September 30, 2017, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 28 and 23 "eligible portfolio companies" as of March 31, 2018 and September 30, 2017, respectively. The portfolio companies in the Glick JV are in industries similar to those in which we may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank Facility, with a stated maturity date of July 7, 2023, which permitted up to $150.0 million and $200.0 million of borrowings as of both March 31, 2018 and September 30, 2017. Borrowings under the Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV and bore interest at a rate equal to 3-month LIBOR plus 2.5% per annum with no LIBOR floor as of March 31, 2018 and September 30, 2017. Under the Deutsche Bank Facility, $75.1 million and $56.9 million of borrowings were outstanding as of March 31, 2018 and September 30, 2017, respectively.
As of March 31, 2018 and September 30, 2017, the Glick JV had total assets of $166.6 million and $126.7 million, respectively. Our investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.9 million in the aggregate at fair value as of March 31, 2018. As of September 30, 2017, our investment consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of March 31, 2018 and September 30, 2017, the Glick JV had total capital commitments of $100.0 million. $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $82.9 million and $81.6 million in aggregate commitments was funded as of March 31, 2018 and September 30, 2017, respectively, of which $72.6 million and $71.4 million, respectively, was from us. As of each of March 31, 2018 and September 30, 2017, we had commitments to fund Subordinated Notes to the Glick JV of $78.8 million, of which $13.5 million and $14.5 million, respectively, was unfunded. As of each of

March 31, 2018 and September 30, 2017, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded.
Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Senior secured loans (1)	$147,496,004	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.40%	6.92%
Number of borrowers in the Glick JV	28	23
Largest loan exposure to a single borrower (1)	$8,534,650	$11,267,524
Total of five largest loan exposures to borrowers (1)	$38,954,432	$42,833,696
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

Glick JV Portfolio as of March 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	7.52%	$8,118,532	$8,101,811	$8,165,862
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.88%	2,083,502	1,918,445	—
	Healthcare services	119,910.76 Class B Preferred Units				—	119,911	—
	Healthcare services	368.96 Class A Common Units				—	2,174,034	—
Total Ameritox Ltd.						2,083,502	4,212,390	—
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.30%	3,938,705	3,899,326	3,904,044
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan	9/1/2022	LIBOR+6.75% (1% floor) cash	9.05%	7,820,000	7,705,028	7,741,800
Asset International, Inc. (3)	Research & Consulting Services	First Lien Term Loan	12/29/2024	LIBOR+4.5% (1% floor) cash	6.80%	3,990,000	3,913,101	3,970,050
ATS Consolidated Inc.	Data processing & outsourced services	First Lien Term Loan B	2/23/2025	LIBOR+3.75% (1% floor) cash		4,000,000	3,980,000	4,052,520
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.88%	4,925,000	4,913,137	4,836,350
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	7.50%	3,856,139	3,860,060	3,865,779
Chloe Ox Parent LLC (3)	Healthcare services	First Lien Term Loan	12/14/2024	LIBOR+5% (1% floor) cash	7.30%	6,000,000	5,941,079	6,075,000
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.55%	2,064,410	2,063,090	2,012,799
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+3.25% (1% floor) cash	5.38%	6,248,042	6,199,868	6,333,952
Eton	Research & consulting services	Second Lien Term Loan	3/16/2026	LIBOR+7.5% cash	9.51%	5,000,000	4,975,000	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.63%	4,527,907	4,491,387	4,536,152
Gigamon, Inc.	Systems software	First Lien Term Loan	12/18/2024	LIBOR+4.5% (1% floor) cash	6.80%	5,985,000	5,927,063	6,044,850
Indivior Finance Sarl (3)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.42%	7,481,250	7,445,642	7,528,008
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.52%	4,888,924	4,779,097	4,888,924
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	9.38%	6,917,412	6,262,711	2,626,665
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.30%	4,207,500	4,135,061	4,202,173
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.30%	849,950	817,661	847,766
Total MHE Intermediate Holdings, LLC						5,057,450	4,952,722	5,049,939
Morphe Holdings LLC (3)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash		3,470,918	3,436,519	3,470,918
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.89%	8,534,650	8,534,650	8,534,650
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.75% (1% floor) cash	6.13%	2,961,735	2,953,800	2,974,692
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75% (1% floor) cash	7.04%	5,500,000	5,472,500	5,472,500
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.88%	5,960,490	5,905,368	5,801,524
OCI Beaumont LLC (3)	Commodity chemicals	First Lien Term Loan B	2/16/2025	LIBOR+4.25% (1% floor) cash		7,000,000	6,991,250	7,053,935
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.55%	3,920,064	3,899,080	3,920,064
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.79%	6,353,750	6,310,888	6,099,600
Tribe Buyer LLC (3)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.38%	5,969,849	5,955,284	6,044,472
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+6.25% (1% floor) cash	8.14%	3,900,000	3,863,147	3,900,000
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.14%	1,022,275	1,003,743	1,022,275
Total Valet Merger Sub, Inc.						4,922,275	4,866,890	4,922,275
Total Portfolio Investments						$147,496,004	$147,948,741	$140,952,324

__________
(1) Represents the current interest rate as of March 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and the Glick JV as of March 31, 2018.
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
(5) This investment was on cash non-accrual status as of March 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Glick JV Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.82%	$8,160,622	$8,141,224	$8,099,417
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	2,287,177	2,243,202	265,211
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,287,177	4,537,147	265,211
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.33%	4,042,355	3,995,621	4,010,198
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.08%	7,920,000	7,790,262	7,840,800
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	11,267,524	11,220,478	11,267,116
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.24%	4,950,000	4,938,077	4,917,008
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	6.86%	3,876,067	3,880,408	3,892,211
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.58%	2,075,162	2,073,617	2,064,786
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	6,279,920	6,225,992	6,358,419
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610,174	4,572,990	4,610,400
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.06%	4,913,924	4,790,511	4,901,639
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	6,825,900	6,477,372	2,592,115
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	4,228,750	4,150,304	4,228,752
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	667,510	635,208	667,510
Total MHE Intermediate Holdings, LLC						4,896,260	4,785,512	4,896,262
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	8,659,650	8,659,650	8,659,223
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.49%	2,977,041	2,967,620	2,988,205
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.75% (1.25% floor) cash	7.08%	2,018,206	2,000,877	1,453,109
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.34%	5,990,978	5,932,073	5,826,226
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.81%	3,000,000	2,933,633	3,030,000
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.58%	3,930,134	3,912,198	3,890,832
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	6,386,250	6,338,479	6,306,422
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.24%	1,823,268	1,821,822	1,825,054
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	3,920,000	3,877,655	3,919,865
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	1,027,425	1,006,080	1,027,390
Total Valet Merger Sub, Inc.						4,947,425	4,883,735	4,947,255
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	4,126,500	4,099,195	4,095,551
Total Portfolio Investments						$115,964,537	$116,978,493	$108,737,459
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

The cost and fair value of our aggregate investment in the Glick JV held by us was $72.4 million and $57.9 million, respectively, as of March 31, 2018 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. The Subordinated Notes pay a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and six months ended March 31, 2018, we earned interest income of $1.5 million and $3.0 million, respectively, on our investment in the Subordinated Notes, of which $0.8 million and $1.1 million was PIK interest income, respectively. For the three and six months ended March 31, 2017, we earned interest income of $1.4 million and $2.8 million, respectively, on our investment in the Subordinated Notes. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis. We did not earn any dividend income for the three and six months ended March 31, 2018 with respect to the Glick JV LLC equity interests. We did not earn any dividend income for the three months ended March 31, 2017 and earned dividend income of $0.2 million for the six months ended March 31, 2017 with respect to the Glick JV LLC equity interests.
Below is certain summarized financial information for the Glick JV as of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and March 31, 2017:

	March 31, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2018: $147,948,741; cost September 30, 2017: $116,978,493)	$140,952,324	$108,737,459
Cash and cash equivalents	21,929,789	13,891,899
Restricted cash	2,068,077	2,249,575
Due from portfolio companies	—	7,653
Other assets	1,636,345	1,791,077
Total assets	$166,586,535	$126,677,663

Senior credit facility payable	$75,081,939	$56,881,939
Subordinated notes payable at fair value (proceeds March 31, 2018: $74,626,964; proceeds September 30, 2017: $73,404,435)	66,188,503	65,836,199
Other liabilities	25,316,093	3,959,525
Total liabilities	$166,586,535	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$166,586,535	$126,677,663

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Selected Statements of Operations Information:
Interest income	$2,016,620	$2,847,040	$3,956,222	$6,333,850
PIK interest income	—	17,679	—	35,612
Fee income	30,838	19,179	63,640	118,832
Total investment income	2,047,458	2,883,898	4,019,862	6,488,294
Interest expense	2,609,984	2,756,921	5,346,106	5,551,986
Other expenses	95,113	58,184	133,259	134,020
Total expenses (1)	2,705,097	2,815,105	5,479,365	5,686,006
Net unrealized appreciation (depreciation)	665,300	192,538	2,109,407	(7,191,559)
Realized loss on investments	(7,661)	(262,623)	(649,904)	(295,224)
Net income (loss)	$—	$(1,292)	$—	$(6,684,495)
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
During the three and six months ended March 31, 2018 and March 31, 2017, we did not sell any debt investments to the Glick JV.

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
Comparison of three and six months ended March 31, 2018 and March 31, 2017
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend and other income.
Total investment income for the three months ended March 31, 2018 and March 31, 2017 was $10.6 million and $11.0 million, respectively. For the three months ended March 31, 2018, this amount primarily consisted of $9.9 million of interest income from portfolio investments (which included $0.8 million of PIK interest) and $0.7 million of fee income. For the three months ended March 31, 2017, this amount primarily consisted of $10.7 million of interest income from portfolio investments (which included $0.1 million of PIK interest) and $0.3 million of fee income. The decrease of $0.5 million in our total investment income for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was due primarily to a $0.8 million decrease in interest income, which was attributable to a lower yield on our debt investments, partially offset by a $0.4 million increase in fee income, which was attributable to higher prepayment and structuring fees earned during the current quarter.
Total investment income for the six months ended March 31, 2018 and March 31, 2017 was $21.3 million and $22.6 million, respectively. For the six months ended March 31, 2018, this amount primarily consisted of $20.2 million of interest income from portfolio investments (which included $1.1 million of PIK interest) and $1.0 million of fee income. For the six months ended March 31, 2017, this amount primarily consisted of $21.7 million of interest income from portfolio investments (which included $0.1 million of PIK interest) and $0.7 million of fee income and $0.2 million of dividend and other income. The decrease of $1.3 million in our total investment income for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, was due primarily to a $1.5 million decrease in interest income, which was attributable to a lower yield on our debt investments, partially offset by a $0.4 million increase in fee income, which was attributable to higher prepayment and structuring fees earned during the six months ended March 31, 2018.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the three months ended March 31, 2018 and March 31, 2017 were $6.0 million and $5.9 million, respectively. The increase of $0.1 million in our net expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to a $0.3 million increase in professional fees, partially offset by a $0.2 million decrease in general and administrative expenses.
Net expenses (expenses net of fee waivers and insurance recoveries) for the six months ended March 31, 2018 and March 31, 2017 were $12.1 million and $11.6 million, respectively. The increase of $0.5 million in our net expenses for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, was primarily due to a $1.3 million increase in professional fees (net of insurance recoveries), partially offset by a $0.9 million decrease in Part I incentive fees, which was primarily attributable to lower pre-incentive fee net investment income during the six months ended March 31, 2018.
Net Investment Income
As a result of the $0.5 million decrease in total investment income and the $0.1 million increase in net expenses, net investment income for the three months ended March 31, 2018 reflected an approximate $0.5 million decrease, as compared to the three months ended March 31, 2017.
As a result of the $1.3 million decrease in total investment income and the $0.5 million increase in net expenses, net investment income for the six months ended March 31, 2018 reflected an approximate $1.8 million decrease, as compared to the six months ended March 31, 2017.

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
During the three months ended March 31, 2018, net realized gain on investments and secured borrowings was $1.0 million in connection with the exit of various investments. During the three months ended March 31, 2017, we recorded an aggregate net realized loss of $13.5 million in connection with the exit of various investments, including a $13.4 million realized loss in connection with the sale of our first and second lien term loan investments in the Answers Corporation.
During the six months ended March 31, 2018, we recorded an aggregate net realized loss of $3.4 million in connection with the exit of various investments, including a $4.2 million realized loss in connection with the sale of our first lien term loan investment in New Trident Holdcorp. During the six months ended March 31, 2017, we recorded an aggregate net realized loss of $13.4 million in connection with the exit of various investments, including a $13.4 million realized loss in connection with the sale of our first and second lien term loan investments in the Answers Corporation.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net unrealized appreciation on investments and secured borrowings was $3.1 million for the three months ended March 31, 2018, which was primarily driven by various write-ups across our investment portfolio. Net unrealized appreciation on investments and secured borrowings was $4.9 million for the six months ended March 31, 2018, which was primarily driven by a $3.5 million reversal of previously recorded unrealized depreciation as a result of the sale of our first lien term loan investment in New Trident Holdcorp, Inc. and various write-ups across our investment portfolio.

Net unrealized appreciation on investments and secured borrowings was $13.2 million for the three months ended March 31, 2017, which was primarily driven by $12.6 million of reclassifications to realized losses (resulting in unrealized appreciation) in connection with the sale of our first and second lien term loan investments in the Answers Corporation. Net unrealized appreciation on investments and secured borrowings was $8.0 million for the six months ended March 31, 2017, which was primarily driven by $7.1 million of net reclassifications to realized losses (resulting in unrealized appreciation).
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments for the three and six months ended March 31, 2018 and March 31, 2017.
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
In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. Until the 150% reduced asset coverage requirements are applicable to us, we generally expect to target a debt to equity ratio of 0.80x to 0.90x (i.e., one dollar of equity for each $0.80 to $0.90 of debt outstanding).
We generally expect to fund the growth of our investment portfolio through equity offerings and, following effectiveness of the reduced asset coverage requirements to us, additional debt capital.  We cannot assure you, however, that our efforts to do so will be successful.  For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per share.  In addition, additional leverage will require amendments to the Citibank Facility and East West Bank Facility, both of which currently require us to maintain an asset coverage ratio of at least 200%.

For the six months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents of $12.0 million. During that period, $1.9 million of cash was provided by operating activities, primarily consisting of $273.9 million of principal payments and proceeds from the sale of investments and cash activities related to $9.1 million of net investment income, partially offset by cash used to fund $252.6 million of investments and net revolvers. During the same period, cash used by financing activities was $13.9 million, primarily consisting of $2.9 million of net repayments under our credit facilities, $9.5 million of cash distributions paid to our stockholders and $1.3 million of deferred financing costs paid.
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
As of March 31, 2018, we had $31.6 million of cash and cash equivalents (including $8.0 million of restricted cash), portfolio investments (at fair value) of $542.7 million, $2.7 million of interest, dividends and fees receivable, $21.0 million of net payables from unsettled transactions, $80.1 million of borrowings outstanding under our revolving credit facilities, $177.9 million of borrowings outstanding (net of unamortized financing costs) under our $309.0 million debt securitization, or the 2015 Debt Securitization, and unfunded commitments of $39.1 million. Pursuant to the terms of the revolving credit facility with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian, or, as amended, the Citibank Facility, we are restricted in terms of access to $2.4 million until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of March 31, 2018, $4.8 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization. As of March 31, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
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
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.19	5,439,519	18,809	159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.

Citibank Facility
On January 31, 2018, we entered into an amended and restated loan agreement to amend the Citibank Facility. The Citibank Facility permitted up to $100 million and $125 million of borrowings as of March 31, 2018 and September 30, 2017, respectively. As of March 31, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility accrue interest at rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The non-usage fee is increased pursuant to a formula if, after the ramp up period, the advances outstanding on the Citibank Facility do not exceed 70% of the aggregate commitments by lenders. The reinvestment period under the Citibank Facility ends January 30, 2021, and the final maturity date is January 31, 2023. The Citibank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of March 31, 2018 and September 30, 2017, we had $76.1 million and $76.5 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.058% and 3.350% for the six months ended March 31, 2018 and March 31, 2017, respectively.  For the three and six months ended March 31, 2018, we recorded interest expense of $0.9 million and $1.8 million, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2017, we recorded interest expense of $1.4 million and $2.4 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. Borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 3.75% per annum for borrowings in year one, 3.50% per annum for borrowings in year two, 3.25% per annum for borrowings in years three and four and 3.00% per annum for borrowings in year five, or (ii) East West Bank’s prime rate plus 0.75% per annum for borrowings in year one, 0.50% per annum for borrowings in year two, 0.25% per annum for borrowings in years three and four, and 0.00% per annum for borrowings in year five. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of March 31, 2018 and September 30, 2017, we had $4.0 million and $6.5 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.828% and 4.601% for the six months ended March 31, 2018 and March 31, 2017, respectively. For the three and six months ended March 31, 2018, we recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility. For the three and six months ended March 31, 2017, we recorded interest expense of $0.1 million and $0.2 million, respectively, related to the East West Bank Facility.
Debt Securitization
As of March 31, 2018, the 2015 Debt Securitization consists of $222.6 million in senior secured notes, or the 2015 Notes, and $86.4 million of unsecured subordinated notes, or the Subordinated 2015 Notes. The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., or the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement.
As of March 31, 2018, the 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55%, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum, which were issued in a private placement. We currently retain the entire $22.6 million of Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of the Subordinated 2015 Notes. The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.
For the three and six months ended March 31, 2018 and March 31, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Interest expense	$1,700,008	$1,421,494	$3,267,780	$2,727,529
Loan administration fees	21,188	16,158	39,429	34,488
Amortization of debt issuance costs	72,526	72,526	145,052	145,052
Total interest and other debt financing expenses	$1,793,722	$1,510,178	$3,452,261	$2,907,069
Cash paid for interest expense	$1,628,416	$1,359,300	$3,195,165	$2,581,975
Annualized average interest rate	3.779%	3.159%	3.779%	3.159%
Average outstanding balance	$180,000,000	$180,000,000	$180,741,758	$180,000,000
The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and six months ended March 31, 2018 is as follows:

				Three months ended March 31, 2018		Six months ended March 31, 2018
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	3.5215%	180		$1,050,238	$1,105,308	$2,049,565	$2,104,635
Class A-S Notes	3.8215%	210	(1)	264,680	276,227	516,917	528,464
Class A-R Notes	3.1838%	180	(2)	49,041	45,972	111,641	109,595
Class B Notes	4.3715%	265		264,457	272,501	517,042	525,086
Class C Notes	4.9715%	325	(3)	—	—	—	—
Total				$1,628,416	$1,700,008	$3,195,165	$3,267,780
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended March 31, 2018.
(3) We hold all Class C 2015 Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of March 31, 2018 are as follows:

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
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2018 and September 30, 2017, our only off-balance sheet arrangements consisted of $39.1 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the Glick JV) as of March 31, 2018 and September 30, 2017 is shown in the table below:

	March 31, 2018	September 30, 2017
FSFR Glick JV LLC	$15,089,655	$16,159,368
MHE Intermediate Holdings	6,359,633	6,749,698
Triple Point Group Holdings, Inc.	4,968,591	4,968,590
Motion Recruitment Partners LLC	2,900,000	2,900,000
Asset International	2,500,000	—
PowerPlan, Inc.	2,100,000	2,100,000
CircusTrix Holdings	1,783,425	—
Impact Sales, LLC	1,078,125	1,078,125
Internet Pipeline, Inc.	800,000	800,000
Metamorph US 3, LLC (1)	720,000	720,000
Valet Merger Sub, Inc.	700,000	833,333
4 Over International, LLC	68,452	68,452
Ministry Brands, LLC	40,000	1,857,967
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Systems Inc.	—	600,000
Sailpoint Technologies, Inc.	—	300,000
Total	$39,107,881	$43,540,533
_______
(1) This investment was on cash non-accrual status as of March 31, 2018 and September 30, 2017.
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of March 31, 2018	Weighted average debt outstanding for the six months ended March 31, 2018	Maximum debt outstanding for the six months ended March 31, 2018
Citibank Facility	$76,456,800	$76,056,800	$74,245,811	$76,456,800
2015 Debt Securitization	180,000,000	180,000,000	180,741,758	183,000,000
East West Bank Facility	6,500,000	4,000,000	10,450,549	22,000,000
Total debt	$262,956,800	$260,056,800	$265,438,118

The following table reflects our contractual obligations arising from the Citibank Facility, 2015 Debt Securitization and East West Bank Facility:

	Payments due by period as of March 31, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank Facility	$76,056,800	$—	$—	$76,056,800	$—
Interest due on Citibank Facility	15,271,633	3,154,582	6,309,164	5,807,887	—
2015 Debt Securitization	180,000,000	—	—	—	180,000,000
Interest due on 2015 Debt Securitization	47,558,869	6,638,236	13,276,472	13,276,472	14,367,689
East West Bank Facility	4,000,000	—	4,000,000	—	—
Interest due on East West Bank Facility	540,658	195,000	345,658	—	—
Total	$323,427,960	$9,987,818	$23,931,294	$95,141,159	$194,367,689
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and debt instruments. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
Related Party Transactions
We have entered into the New Investment Advisory Agreement with Oaktree and the New Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
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
We serve as collateral manager to the 2015 Issuer under a collateral management agreement in connection with the 2015 Debt Securitization and are entitled to receive a fee for providing these services. We have retained a sub-collateral manager, which, as of October 17, 2017, was Oaktree and, prior to October 17, 2017, was the Former Adviser, to provide collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. The sub-collateral manager is entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement, but each of Oaktree and the Former Adviser irrevocably waived and, in the case of Oaktree, intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
Recent Developments
Dividend Declaration
On May 3, 2018, our Board of Directors declared a quarterly dividend of $0.145 per share, payable on June 29, 2018 to stockholders of record on June 15, 2018.
Reduced Asset Coverage Requirements
At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the 1940 Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act as being in the best interests of us and our stockholders, and, as a result, provided such approval is not later rescinded, the reduced asset coverage requirements will apply to us effective as of May 3, 2019.
In addition, our Board of Directors has determined that it is advisable and in the best interest of us and our stockholders that the reduced asset coverage requirements for senior securities in Section 61(a)(2) of the 1940 Act apply to us as soon as practicable, and, therefore, our Board of Directors intends to hold a special meeting of stockholders to seek approval from our stockholders in order to potentially accelerate the effectiveness of the reduced asset coverage requirements. If such a proposal is approved by our stockholders, the asset coverage required for our senior securities will be 150% rather than 200% commencing on the first day after such approval.
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
As of March 31, 2018, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$16,068,162	$(7,801,704)	$8,266,458
200	10,712,108	(5,201,136)	5,510,972
100	5,356,054	(2,600,568)	2,755,486

Basis point decrease (1)	Interest Income	Interest Expense	Net increase (decrease)
100	$(5,129,057)	$2,600,568	$(2,528,489)
 __________________

(1)	A decline in interest rates of 200 basis points or greater would not have a material incremental impact on our Consolidated Financial Statements as compared to a 100 basis point decrease.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$31,606,644	$—	$43,012,387	$—
Prime rate	1,361,764	—	490,693	—
LIBOR:
30 day	283,620,189	4,000,000	218,782,104	6,500,000
60 day	—		32,508,060
90 day	286,281,356	256,056,800	340,420,366	256,456,800
180 day	—	—	—	—
Fixed rate	—	—	—	—
Total	$602,869,953	$260,056,800	$635,213,610	$262,956,800

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed OCSL and FSAM securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSL, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel. Oaktree is not subject to these subpoenas.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017.
Recently passed legislation may allow us to incur additional leverage
A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. A “required majority,” as defined in Section 57(o) of the 1940 Act, of our Board of Directors has approved the application of the reduced asset coverage requirements, and, in addition, our Board of Directors intends to hold a special meeting of stockholders to seek approval from our stockholders in order to potentially accelerate the effectiveness of the reduced asset coverage requirements. As a result, provided the approval of our Board of Directors is not later rescinded, the reduced asset coverage requirements will apply to us effective as of May 3, 2019, unless effectiveness is accelerated following approval by our stockholders. Upon effectiveness of the reduced asset coverage requirements, we will be able to incur additional indebtedness, which may increase the risk of investing in us. In addition, since our base management fee is payable based on gross assets, which includes any borrowings for investment purposes, the base management fee expenses will increase if we incur additional leverage.
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
As of March 31, 2018, we had $76.1 million of outstanding indebtedness under the Citibank facility; $180.0 million of debt outstanding under the 2015 Debt Securitization; and $4.0 million outstanding under the East West Bank Facility. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of March 31, 2018 was 3.92%. We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2018 total assets of at least 1.84%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.
As a BDC, under the 1940 Act, we have historically not been permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In March 2018, the SBCAA was signed into law and amended the 1940 Act to, among other things, reduce the asset coverage requirements applicable to BDCs from 200% to 150% (i.e., the amount of debt may not exceed 100% of the value of its assets) so long as the BDC meets certain disclosure requirements and obtains certain approvals. At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the 1940 Act, approved the application of the reduced asset coverage requirements as being in the best interests of us and our stockholders. As a result, provided such approval is not later rescinded, the asset coverage required for our senior securities will be 150% rather than 200% commencing on the earlier of May 3, 2019 or the first day after approval of a proposal to accelerate the effectiveness of the reduced asset coverage requirements by our stockholders.
Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ the asset coverage in effect as of March 31, 2018 and hypothetical asset coverage ranging from 200% to 150% in each case at various annual returns on the Company’s portfolio as of March 31, 2018, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	-10.00%	-5.00%	0.00%	5.00%	10.00%
Corresponding net return to common stockholder assuming actual asset coverage as of March 31, 2018 (213% asset coverage)(1)	-22.29%	-12.87%	-3.46%	5.96%	15.37%
Corresponding return to common stockholder assuming 200% asset coverage (2)	-23.92%	-13.92%	-3.92%	6.08%	16.08%
Corresponding return to common stockholder assuming 190% asset coverage (3)	-25.45%	-14.90%	-4.35%	6.20%	16.75%
Corresponding return to common stockholder assuming 180% asset coverage (4)	-27.39%	-16.14%	-4.89%	6.35%	17.60%
Corresponding return to common stockholder assuming 170% asset coverage (5)	-29.88%	-17.73%	-5.59%	6.55%	18.69%
Corresponding return to common stockholder assuming 160% asset coverage (6)	-33.19%	-19.86%	-6.53%	6.81%	20.14%
Corresponding return to common stockholder assuming 150% asset coverage (7)	-37.80%	-22.81%	-7.82%	7.16%	22.15%
__________
(1) For purposes of this table, this line has assumed $554.6 million in total assets, $260.1 million in debt outstanding, $294.5 million in net assets as of March 31, 2018, and a weighted average interest rate of 3.92% as of March 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
(2) For purposes of this table, this line has assumed $589.0 million in total assets, $294.5 million in debt outstanding, $294.5 million in net assets as of March 31, 2018, and a weighted average interest rate of 3.92% as of March 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
(3) For purposes of this table, this line has assumed $621.5 million in total assets, $327.0 million in debt outstanding, $294.5 million in net assets as of March 31, 2018, and a weighted average interest rate of 3.92% as of March 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
(4) For purposes of this table, this line has assumed $662.5 million in total assets, $368.0 million in debt outstanding, $294.5 million in net assets as of March 31, 2018, and a weighted average interest rate of 3.92% as of March 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
(5) For purposes of this table, this line has assumed $715.1 million in total assets, $420.6 million in debt outstanding, $294.5 million in net assets as of March 31, 2018, and a weighted average interest rate of 3.92% as of March 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
(6) For purposes of this table, this line has assumed $785.3 million in total assets, $490.8 million in debt outstanding, $294.5 million in net assets as of March 31, 2018, and a weighted average interest rate of 3.92% as of March 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
(7) For purposes of this table, this line has assumed $882.9 million in total assets, $588.4 million in debt outstanding, $294.5 million in net assets as of March 31, 2018, and a weighted average interest rate of 3.92% as of March 31, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.

Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200% through May 4, 2019 or earlier if a proposal to accelerate the effectiveness of the reduced asset coverage requirements is approved by our stockholders and 150% thereafter. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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
As a business development company, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, after such incurrence or issuance equals at least 200% through May 4, 2019 or such earlier date that follows approval of a proposal to accelerate the effectiveness of the reduced asset coverage requirements by our stockholders and 150% thereafter. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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

10.2*	First Amendment to Loan and Security Agreement, dated as of March 17, 2018, by and between East West Bank and Oaktree Strategic Income Corporation.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Edgar Lee
Edgar Lee
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: May 7, 2018