Form 10-Q
period 2018-06-30
Oaktree Strategic Income Corp
filed 2018-08-08
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of August 7, 2018.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2018 (unaudited)	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost June 30, 2018: $72,973,228; cost September 30, 2017: $71,340,632)	$57,707,953	$57,606,674
Affiliate investments (cost June 30, 2018: $0; cost September 30, 2017: $17,479,053)	—	935,913
Non-control/Non-affiliate investments (cost June 30, 2018: $516,498,332; cost September 30, 2017: $516,270,639)	513,086,230	501,894,073
Total investments at fair value (cost June 30, 2018: $589,471,560; cost September 30, 2017: $605,090,324)	570,794,183	560,436,660
Cash and cash equivalents	13,296,085	35,604,127
Restricted cash	10,982,637	7,408,260
Interest, dividends and fees receivable	2,678,368	3,014,075
Due from portfolio companies	8,951	286,260
Receivables from unsettled transactions	4,620,469	505,000
Deferred financing costs	2,101,795	1,222,933
Other assets	968,876	185,336
Total assets	$605,451,364	$608,662,651
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$867,845	$482,877
Base management fee and incentive fee payable	1,711,290	2,236,187
Due to affiliate	2,491,450	450,517
Interest payable	2,510,079	1,996,171
Payables from unsettled transactions	47,366,994	49,029,789
Director fees payable	—	98,008
Credit facilities payable	80,556,800	82,956,800
Notes payable (net of $2,006,553 and $2,224,132 of unamortized financing costs as of June 30, 2018 and September 30, 2017, respectively)	177,993,447	177,775,868
Total liabilities	313,497,905	315,026,217
Commitments and contingencies (Note 13)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of June 30, 2018 and September 30, 2017	294,668	294,668
Additional paid-in-capital	373,995,934	373,995,934
Net unrealized depreciation on investments, secured borrowings and foreign currency	(18,578,126)	(44,653,664)
Net realized loss on investments and secured borrowings	(52,324,441)	(24,354,622)
Accumulated overdistributed net investment income	(11,434,576)	(11,645,882)
Total net assets (equivalent to $9.91 and $9.97 per common share as of June 30, 2018 and September 30, 2017, respectively) (Note 12)	291,953,459	293,636,434
Total liabilities and net assets	$605,451,364	$608,662,651
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Interest income:
Control investments	$1,074,611	$1,452,148	$3,041,858	$4,250,910
Affiliate investments	—	130,217	—	331,804
Non-control/Non-affiliate investments	9,642,088	10,406,975	26,696,591	28,930,631
Interest on cash and cash equivalents	74,887	36,094	208,861	98,590
Total interest income	10,791,586	12,025,434	29,947,310	33,611,935
PIK interest income:
Control investments	562,883	—	1,632,596	—
Affiliate investments	—	63,551	—	164,331
Non-control/Non-affiliate investments	7,669	—	18,425	20,965
Total PIK interest income	570,552	63,551	1,651,021	185,296
Fee income:
Affiliate investments	14,822	3,351	14,822	9,647
Non-control/Non-affiliate investments	283,864	498,497	1,333,172	1,177,271
Total fee income	298,686	501,848	1,347,994	1,186,918
Dividend and other income:
Control investments	—	—	—	187,420
Allowance for control investments	—	(420,192)	—	(420,192)
Total dividend and other income	—	(420,192)	—	(232,772)
Total investment income	11,660,824	12,170,641	32,946,325	34,751,377
Expenses:
Base management fee	1,414,815	1,419,603	4,220,445	4,234,003
Part I incentive fee	1,002,145	1,143,101	1,742,251	2,420,829
Professional fees	618,423	280,008	2,383,716	972,310
Board of Directors fees	114,093	127,464	374,093	385,064
Interest expense	3,235,080	2,661,975	8,897,722	8,124,752
Administrator expense	326,998	127,533	888,613	456,018
General and administrative expenses	225,132	480,490	936,910	1,513,902
Total expenses	6,936,686	6,240,174	19,443,750	18,106,878
Fees waived	(347,760)	—	(705,445)	(6,232)
Insurance recoveries	—	—	—	(250,000)
Net expenses	6,588,926	6,240,174	18,738,305	17,850,646
Net investment income	5,071,898	5,930,467	14,208,020	16,900,731
Unrealized appreciation (depreciation) on investments and foreign currency:
Control investments	(750,211)	103,555	(1,531,317)	(1,702,261)
Affiliate investments	16,333,131	(1,633,615)	16,543,140	(3,281,200)
Non-control/Non-affiliate investments	5,630,684	(4,272,744)	11,063,715	7,195,580
Net unrealized appreciation (depreciation) on investments and foreign currency	21,213,604	(5,802,804)	26,075,538	2,212,119
Net unrealized appreciation on secured borrowings	—	—	—	(14,575)
Realized gain (loss) on investments and secured borrowings:
Affiliate investments	(15,914,944)	—	(15,914,916)	—
Non-control/Non-affiliate investments	(8,645,426)	11,535	(12,054,903)	(13,401,975)
Net realized gain (loss) on investments and secured borrowings	(24,560,370)	11,535	(27,969,819)	(13,401,975)
Net increase in net assets resulting from operations	$1,725,132	$139,198	$12,313,739	$5,696,300
Net investment income per common share — basic and diluted	$0.17	$0.20	$0.48	$0.57
Earnings per common share — basic and diluted (Note 5)	$0.06	$—	$0.42	$0.19
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
Distributions per common share	$0.145	$0.19	$0.475	$0.605

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Operations:
Net investment income	$14,208,020	$16,900,731
Net unrealized appreciation on investments	26,075,538	2,212,119
Net unrealized appreciation on secured borrowings	—	(14,575)
Net realized loss on investments and secured borrowings	(27,969,819)	(13,401,975)
Net increase in net assets resulting from operations	12,313,739	5,696,300
Stockholder transactions:
Distributions to stockholders	(13,996,714)	(17,827,395)
Net decrease in net assets from stockholder transactions	(13,996,714)	(17,827,395)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	233,065	208,742
Repurchases of common stock under dividend reinvestment plan	(233,065)	(208,742)
Net change in net assets from capital share transactions	—	—
Total decrease in net assets	(1,682,975)	(12,131,095)
Net assets at beginning of period	293,636,434	325,829,394
Net assets at end of period	$291,953,459	$313,698,299
Net asset value per common share	$9.91	$10.65
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Operating activities:
Net increase in net assets resulting from operations	$12,313,739	$5,696,300
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized appreciation on investments	(26,075,538)	(2,212,119)
Net unrealized appreciation on secured borrowings	—	14,575
Net realized losses on investments and secured borrowings	27,969,819	13,401,975
PIK interest income	(1,651,021)	(185,296)
Deferred fee income	182,004	(50,302)
Accretion of original issue discount on investments	(1,545,398)	(2,835,312)
Amortization of deferred financing costs	594,692	1,056,905
Purchases of investments and net revolver activity	(371,844,651)	(182,183,437)
Principal payments received on investments (scheduled payments)	7,779,830	11,667,577
Principal payments received on investments (payoffs)	161,333,566	143,971,302
Proceeds from the sale of investments	193,493,866	26,851,740
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(3,574,377)	1,384,960
Decrease in interest, dividends and fees receivable	335,707	1,696,526
Decrease in due from portfolio companies	277,309	30,928
(Increase) decrease in receivables from unsettled transactions	(4,115,469)	12,023,027
Increase in other assets	(783,540)	(195,704)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	384,968	(779,365)
Decrease in base management fee and incentive fee payable	(524,897)	(824,017)
Increase in due to affiliate	2,040,933	25,573
Increase in interest payable	513,908	147,575
Increase (decrease) in payables from unsettled transactions	(1,662,795)	12,831,700
Decrease in amounts payable to syndication partners	—	(18,750)
Decrease in director fees payable	(98,008)	(113,825)
Net cash (used) provided by operating activities	(4,655,353)	41,402,536
Financing activities:
Distributions paid in cash	(13,763,649)	(17,618,653)
Borrowings under credit facilities	59,500,000	39,700,000
Repayments of borrowings under credit facilities	(61,900,000)	(60,470,000)
Repayments of secured borrowings	—	(5,000,000)
Proceeds from issuance of notes payable	3,000,000	7,500,000
Repayments of notes payable	(3,000,000)	(5,700,000)
Repurchases of common stock under dividend reinvestment plan	(233,065)	(208,742)
Deferred financing costs paid	(1,255,975)	(125,000)
Net cash used by financing activities	(17,652,689)	(41,922,395)
Net decrease in cash and cash equivalents	(22,308,042)	(519,859)
Cash and cash equivalents, beginning of period	35,604,127	19,778,841
Cash and cash equivalents, end of period	$13,296,085	$19,258,982
Supplemental information:
Cash paid for interest	$7,789,122	$6,920,272
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$233,065	$208,742
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(8)(9)(13)	Cash Interest Rate (7)	Industry	Principal (4)	Cost	Fair Value
Control Investments (3)
OCSI Glick JV LLC (6)(11)(14)		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021 (7)	8.38%		$65,861,477	$65,861,477	$57,707,953
87.5% equity interest (17)				7,111,751	—
				72,973,228	57,707,953
Total Control Investments (19.8% of net assets)				$72,973,228	$57,707,953

Non-Control/Non-Affiliate Investments (5)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (7)(12)	7.98%		5,761,030	$5,689,558	$5,760,379
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (7)(10)	7.98%			(502)	(8)
				5,689,056	5,760,371
99 Cents Only Stores, LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% (1% floor) cash 1.5% PIK due 1/13/2022 (7)(15)	7.32%		2,003,426	1,853,003	1,904,928
				1,853,003	1,904,928
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (7)(15)	6.59%		7,000,000	6,931,484	6,991,250
				6,931,484	6,991,250
AI Ladder Luxembourg Subco Sarl (6)		Electrical components & equipment
First Lien Term Loan B, LIBOR+4.5% cash due 5/4/2025 (7)(15)	6.82%		12,000,000	11,640,000	11,979,960
				11,640,000	11,979,960
AL Midcoast Holdings LLC		Oil & gas equipment & services
First Lien Term Loan B, LIBOR+5.5% cash due 6/28/2025 (7)(15)	7.84%		10,000,000	9,900,000	10,000,000
				9,900,000	10,000,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/29/2020 (7)(12)	9.31%		24,974,247	24,974,247	22,810,426
				24,974,247	22,810,426
Allen Media LLC		Movies & entertainment
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/22/2025 (7)(12)	11.34%		23,531,055	22,966,015	23,060,434
				22,966,015	23,060,434
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (7)(12)	9.33%		9,292,520	9,117,726	9,227,472
				9,117,726	9,227,472
Aptean, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (7)(12)(15)	6.59%		1,078,772	1,072,743	1,079,953
				1,072,743	1,079,953
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (7)(12)	8.84%		5,827,500	5,738,363	5,769,225
				5,738,363	5,769,225
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(8)(9)(13)	Cash Interest Rate (7)	Industry	Principal (4)	Cost	Fair Value
Aretec Group, Inc.		Investment banking & brokerage
First Lien Term Loan B1, LIBOR+4.25% (1% floor) cash due 11/23/2020 (7)(15)	6.34%		$5,504,010	$5,543,487	$5,534,970
				5,543,487	5,534,970
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/29/2024 (7)(12)	6.83%		13,930,000	13,671,440	13,867,148
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022 (7)	6.83%		625,000	568,798	610,900
				14,240,238	14,478,048
Avantor, Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 11/21/2024 (7)(12)(15)	6.09%		4,975,000	4,970,972	5,006,094
				4,970,972	5,006,094
Avaya, Inc.		Communications equipment
Exit Term Loan B, LIBOR+4.75% (1% floor) cash due 12/15/2024 (7)(12)(15)	6.32%		9,950,000	9,843,932	9,977,213
				9,843,932	9,977,213
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 1/11/2026 (7)(15)	9.31%		6,000,000	5,971,339	6,022,500
				5,971,339	6,022,500
BeyondTrust Holdings LLC		Application software
0.33% Class A membership interests				500,000	664,350
				500,000	664,350
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2026 (7)(15)	9.13%		4,375,000	4,328,222	4,420,588
				4,328,222	4,420,588
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% cash due 10/27/2023 (7)	8.86%		9,042,794	8,961,743	8,952,366
				8,961,743	8,952,366
Chloe Ox Parent LLC		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/14/2024 (7)(12)(15)	6.83%		10,972,500	10,868,578	10,999,931
				10,868,578	10,999,931
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)(12)	7.87%		8,175,333	8,101,627	8,103,120
First Lien Delayed Draw Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)	7.87%		713,370	697,292	697,617
				8,798,919	8,800,737
Compuware Corporation		Internet software & services
First Lien Term Loan B3, LIBOR+3.5% (1% floor) cash due 12/15/2021 (7)(12)(15)	5.59%		5,471,064	5,427,955	5,490,213
				5,427,955	5,490,213
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(8)(9)(13)	Cash Interest Rate (7)	Industry	Principal (4)	Cost	Fair Value
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (7)(12)(15)	7.09%		$9,850,000	$9,797,627	$7,945,700
				9,797,627	7,945,700
DFT Intermediate LLC		Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (7)	7.83%		14,812,500	14,524,368	14,812,500
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (7)	7.81%		750,000	733,438	750,000
				15,257,806	15,562,500
DigiCert, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/31/2024 (7)(12)(15)	6.84%		10,972,500	10,922,143	10,979,358
				10,922,143	10,979,358
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2020 (7)	6.84%		3,692,754	3,692,754	3,582,717
				3,692,754	3,582,717
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 11/30/2023 (7)(12)	6.83%		6,107,000	6,011,363	6,122,268
				6,011,363	6,122,268
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 5/7/2025 (7)(15)	6.08%		7,000,000	6,965,442	7,021,875
				6,965,442	7,021,875
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% cash due 3/16/2026 (7)(15)	9.48%		5,000,000	4,975,353	5,031,250
				4,975,353	5,031,250
Flight Bidco Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.5% cash due 6/19/2025 (7)(15)	5.83%		8,000,000	7,959,981	7,990,000
				7,959,981	7,990,000
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 6/29/2023 (7)(12)	9.58%		9,555,556	9,460,105	9,460,000
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 6/29/2023 (7)	9.58%		222,222	217,783	217,778
				9,677,888	9,677,778
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (7)(12)(15)	10.34%		3,685,714	3,648,410	3,722,571
				3,648,410	3,722,571
IBC Capital Ltd. (6)		Metal & glass containers
First Lien Term Loan B, LIBOR+3.75% cash due 9/11/2023 (7)(15)	6.08%		3,990,000	3,980,025	3,998,319
				3,980,025	3,998,319
Imagine! Print Solutions, LLC		Advertising
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 6/21/2022 (7)	6.85%		4,927,575	4,888,282	4,607,283
				4,888,282	4,607,283
Indivior Finance Sarl (6)		Pharmaceuticals
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 12/19/2022 (7)(12)(15)	6.86%		10,447,500	10,409,371	10,427,911
				10,409,371	10,427,911
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(8)(9)(13)	Cash Interest Rate (7)	Industry	Principal (4)	Cost	Fair Value
International Textile Group, Inc.		Textiles
First Lien Term Loan LIBOR+5% cash due 5/1/2024 (7)(15)	6.98%		$10,000,000	$9,951,034	$10,075,050
				9,951,034	10,075,050
Internet Pipeline, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (7)(12)	9.35%		12,979,069	12,966,899	12,982,939
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (7)(10)	9.35%		—	—	(19)
				12,966,899	12,982,920
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan B, LIBOR+5.0% (1% floor) cash due 10/20/2023 (7)(12)(15)	7.51%		3,913,423	3,913,423	3,892,231
				3,913,423	3,892,231
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/31/2021 (7)(12)	7.32%		5,211,000	5,173,846	5,230,541
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (7)(12)	10.86%		280,000	280,000	283,850
				5,453,846	5,514,391
KIK Custom Products Inc. (6)		Household products
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 8/26/2022 (7)(12)(15)	6.09%		5,000,000	5,034,656	4,978,750
				5,034,656	4,978,750
Lannett Company, Inc. (6)		Pharmaceuticals
First Lien Term Loan B, LIBOR+5.375% (1% floor) cash due 11/25/2022 (7)(12)(15)	7.47%		7,884,254	7,903,416	7,867,026
				7,903,416	7,867,026
Lytx Holdings, LLC		Research & consulting services
500 Class A Units				—	—
500 Class B Units				—	203,293
				—	203,293
McAfee, LLC		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2024 (7)(15)	6.59%		6,947,500	6,885,226	6,993,423
				6,885,226	6,993,423
McDermott Technology Americas Inc. (6)		Oil & gas equipment & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 5/12/2025 (7)(12)(15)	7.09%		8,977,500	8,801,116	9,034,103
				8,801,116	9,034,103
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/8/2024 (7)(12)	7.33%		11,686,016	11,494,001	11,658,613
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (7)	7.22%		1,353,038	1,124,091	1,340,716
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (7)	7.33%		2,379,470	2,434,593	2,368,126
				15,052,685	15,367,455
MHVC Acquisition Corp.		Aerospace & defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/29/2024 (7)(12)(15)	7.59%		6,435,000	6,408,224	6,473,224
				6,408,224	6,473,224

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(8)(9)(13)	Cash Interest Rate (7)	Industry	Principal (4)	Cost	Fair Value
Ministry Brands, LLC		Internet software & services
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (7)	11.75%		$1,568,067	$1,550,267	$1,577,635
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (7)	11.75%		431,933	427,030	434,569
First Lien Revolver, PRIME+5% (1% floor) cash due 12/2/2022 (7)	9.00%		30,000	29,139	30,000
				2,006,436	2,042,204
Monitronics International, Inc.		Specialized consumer services
First Lien Term Loan B2, LIBOR+5.5% (1% floor) cash due 9/30/2022 (7)(12)(15)	7.83%		5,504,812	5,507,149	5,270,004
				5,507,149	5,270,004
Morphe Holdings LLC		Personal products
First Lien Term Loan LIBOR+6% (1% floor) cash due 2/10/2023 (7)(12)	8.33%		11,850,000	11,738,576	11,850,000
				11,738,576	11,850,000
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (7)(16)	11.19%		1,000,000	835,666	50,000
				835,666	50,000
OCI Beaumont LLC (6)		Commodity chemicals
First Lien Term Loan B, LIBOR+4.25% cash due 3/13/2025 (7)(12)(15)	6.33%		4,987,500	4,981,480	5,036,602
				4,981,480	5,036,602
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (7)(12)	6.83%		3,910,101	3,894,326	3,787,910
				3,894,326	3,787,910
PSI Services LLC		Human resource & employment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (7)	7.09%		6,686,205	6,607,627	6,694,423
				6,607,627	6,694,423
R1 RCM Inc. (6)		Health care services
First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025 (7)(12)	7.62%		4,000,000	3,881,888	4,000,000
				3,881,888	4,000,000
Salient CRGT, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (7)(12)(15)	7.84%		6,058,929	5,970,216	6,149,813
				5,970,216	6,149,813
Sandvine Corporation (6)		Communications equipment
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 8/23/2022 (7)(12)(15)	7.84%		3,979,950	3,984,597	4,014,774
				3,984,597	4,014,774

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(8)(9)(13)	Cash Interest Rate (7)	Industry	Principal (4)	Cost	Fair Value
Standard Media Group LLC		Broadcasting
First Lien Term Loan, LIBOR+4% (1% floor) cash due 6/22/2025 (7)(15)	6.31%		$7,000,000	$6,965,000	$7,008,750
				6,965,000	7,008,750
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (7)(12)(15)	9.84%		1,147,152	1,123,901	1,147,869
				1,123,901	1,147,869
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (7)(12)(15)	6.59%		2,977,387	2,970,459	2,992,274
				2,970,459	2,992,274
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% cash due 7/10/2018 (7)(10)(15)	4.25%			—	(437,341)
				—	(437,341)
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+4% (1% floor) cash due 4/22/2024 (7)(12)(15)	5.84%		5,813,280	5,826,009	5,820,547
				5,826,009	5,820,547
TV Borrower US, LLC (6)		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (7)(12)(15)	7.08%		1,911,483	1,903,774	1,916,261
				1,903,774	1,916,261
Ultra Resources, Inc. (6)		Oil & gas exploration & production
First Lien EXIT Term Loan, LIBOR+3% cash due 4/12/2024 (7)(12)(15)	5.09%		5,000,000	4,696,333	4,618,775
				4,696,333	4,618,775
Uniti Group LP (6)		Specialized REITs
First Lien Term Loan B, LIBOR+3% (1% floor) cash due 10/24/2022 (7)(12)(15)	5.09%		4,962,217	4,832,237	4,750,280
				4,832,237	4,750,280
UOS, LLC		Trucking
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (7)(12)(15)	7.59%		7,929,925	8,095,128	8,138,085
				8,095,128	8,138,085
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 9/24/2021 (7)(12)	8.34%		5,835,000	5,810,698	5,835,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (7)	9.08%		300,000	289,303	300,000
Incremental Term Loan , LIBOR+6.25% (1% floor) cash due 9/24/2021 (7)(12)	8.34%		8,344,467	8,280,122	8,344,467
				14,380,123	14,479,467
Veritas US Inc.		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 1/27/2023 (7)(12)(15)	6.65%		12,976,134	13,102,638	11,921,823
				13,102,638	11,921,823
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (7)(12)(15)	8.97%		10,000,000	9,924,144	10,050,000
				9,924,144	10,050,000

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(8)(9)(13)	Cash Interest Rate (7)	Industry	Principal (4)	Cost	Fair Value
Windstream Services LLC (6)		Integrated telecommunication services
First Lien Term Loan B6, LIBOR+4% (0.75% floor) cash due 3/29/2021 (7)(12)(15)	6.09%		$7,422,602	$7,132,676	$7,070,028
				7,132,676	7,070,028
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/27/2025 (7)(12)(15)	7.09%		14,962,500	14,821,227	14,524,847
				14,821,227	14,524,847
Zep Inc.		Housewares & specialties
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (7)(12)(15)	6.33%		4,714,375	4,754,235	4,616,151
				4,754,235	4,616,151
Zephyr Bidco Ltd. (6)		Specialized finance
First Lien Term Loan B, UK LIBOR+4.75% cash due 6/8/2025 (7)(15)	5.43%		£5,000,000	6,667,495	6,590,259
				6,667,495	6,590,259

Total Non-Control/Non-Affiliate Investments (175.7% of net assets)				$516,498,332	$513,086,230
Total Portfolio Investments (195.5% of net assets)				$589,471,560	$570,794,183
Cash and Cash Equivalents
Wells Fargo Bank Institutional Money Market Fund				$9,697,010	$9,697,010
Other cash accounts				3,599,075	3,599,075
Total Cash and Cash Equivalents (4.6% of net assets)				$13,296,085	$13,296,085
Total Portfolio Investments, Cash and Cash Equivalents (200.1% of net assets)				$602,767,645	$584,090,268
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the Investment Company Act of 1940, as amended ("1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.

(5)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities

(6)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2018, qualifying assets represented 74.9% of the Company's total assets and non-qualifying assets represented 25.1% of the Company's total assets.

(7)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted.

(8)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(9)
Each of the Company's investments is pledged as collateral under one or more of its credit facilities or its debt securitization. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(10)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2018
(unaudited)

(11)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(12)	Investment pledged as collateral under the Company's 2015 Debt Securitization (as defined in Note 6 - Borrowings), in whole or in part.

(13)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(14)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(15)
As of June 30, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments, with the exception of investments valued using net asset value as a practical expedient, are categorized as Level 3 as of June 30, 2018 and were valued using significant unobservable inputs.

(16)	This investment was on cash non-accrual status as of June 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(17)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Control Investments (3)
OCSI Glick JV LLC (7)(12)(15)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	9.23%		$64,228,881	$64,228,881	$57,606,674
87.5% equity interest (17)				7,111,751	—
				71,340,632	57,606,674
Total Control Investments (19.6% of net assets)				$71,340,632	$57,606,674
Affiliate Investments (4)
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)(18)	6.33%		8,071,313	7,906,087	935,913
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	—
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	—
				17,479,053	935,913
Total Affiliate Investments (0.3% of net assets)				$17,479,053	$935,913

Non-Control/Non-Affiliate Investments (6)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (8)(13)	7.24%		5,850,412	5,804,485	5,850,463
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (8)(11)	7.24%			(502)	—
				5,803,983	5,850,463
Accudyne Industries, LLC		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (8)(16)	5.01%		14,000,000	14,057,018	14,052,500
				14,057,018	14,052,500
Allied Universal Holdco, LLC (f/k/a USAGM Holdco, LLC)		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (8)(16)	5.08%		7,979,747	8,018,318	7,972,286
				8,018,318	7,972,286
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/29/2020 (8)(13)	8.77%		25,839,538	25,839,538	23,192,266
				25,839,538	23,192,266
Alphabet Holding Company, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/26/2024 (8)	4.83%		5,000,000	4,975,000	4,948,950
				4,975,000	4,948,950
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	8.33%		9,881,312	9,664,392	9,802,707
				9,664,392	9,802,707
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (8)(13)	5.59%		11,243,500	11,170,440	11,323,161
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)	10.84%		200,000	197,320	201,750
				11,367,760	11,524,911
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)	8.08%		5,940,000	5,842,031	5,880,600
				5,842,031	5,880,600
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
Bass Pro Group, LLC		Specialty Stores
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/15/2023 (8)	6.24%		$6,000,000	$5,877,353	$5,667,480
				5,877,353	5,667,480
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)	8.33%		16,384,644	16,255,828	16,384,050
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)	8.33%			(21,305)	(130)
0.33% Class A membership interests in BeyondTrust Holdings LLC				500,000	628,846
				16,734,523	17,012,766
BJ's Wholesale Club, Inc.		Hypermarkets & super centers
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 1/26/2024 (8)(16)	4.98%		2,992,500	2,996,051	2,876,002
				2,996,051	2,876,002
Cardenas Markets LLC		Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)	7.08%		3,275,250	3,246,405	3,254,780
				3,246,405	3,254,780
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2021 (8)	6.86%		1,665,740	1,660,679	1,672,677
				1,660,679	1,672,677
Compuware Corporation		Internet software & services
First Lien Term Loan B3, LIBOR+4.25% (1% floor) cash due 12/15/2021 (8)(13)	5.49%		8,423,623	8,345,374	8,528,918
				8,345,374	8,528,918
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)	6.24%		9,925,000	9,871,624	9,701,688
				9,871,624	9,701,688
DFT Intermediate LLC		Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)(13)	6.74%		14,962,500	14,624,842	14,864,020
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)	6.74%		750,000	733,438	745,064
				15,358,280	15,609,084
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)(13)	10.24%		2,000,000	1,984,880	2,000,000
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)	5.99%		11,000,000	10,945,000	11,000,000
				12,929,880	13,000,000
Digital River, Inc.		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)	7.82%		4,723,868	4,681,840	4,747,488
				4,681,840	4,747,488
DTZ U.S. Borrower, LLC		Real Estate Services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 11/4/2021 (8)(16)	4.57%		12,211,343	12,247,424	12,256,098
				12,247,424	12,256,098
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
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry	Principal (5)	Cost	Fair Value
LSF9 Atlantis Holdings, LLC		Computer & Electronics Retail
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 5/1/2023 (8)(13)	7.24%		$7,453,125	$7,383,862	$7,498,142
				7,383,862	7,498,142
Lytx Holdings, LLC		Research & consulting services
500 Class A Units				292,459	351,355
500 Class B Units				—	79,788
				292,459	431,143
Maxor National Pharmacy Services, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% (1.25% floor) cash due 1/31/2020 (8)(13)	6.08%		9,068,650	9,068,650	9,038,634
				9,068,650	9,038,634
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (8)	5.83%		7,000,000	6,930,000	7,072,905
				6,930,000	7,072,905
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (8)(13)(18)	6.74%		14,070,138	13,488,111	5,343,093
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(11)(13)(18)	7.74%		1,080,000	1,037,075	(36,455)
				14,525,186	5,306,638
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/8/2024 (8)(13)	6.33%		11,774,771	11,556,138	11,774,776
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (8)	6.33%		1,353,038	1,255,454	1,353,038
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (8)	6.33%		1,873,430	1,782,689	1,873,430
				14,594,281	15,001,244
MHVC Acquisition Corp.		Aerospace & Defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/25/2024 (8)(13)	6.49%		6,483,750	6,453,287	6,556,692
				6,453,287	6,556,692
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		9,648,871	9,565,812	9,648,874
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		3,354,904	3,314,185	3,354,905
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(13)	10.49%		1,568,067	1,547,561	1,568,067
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)	10.49%		431,933	426,285	431,933
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(11)	6.24%			(861)	—
				14,852,982	15,003,779
MND Holdings III Corp.		Specialty Stores
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 6/19/2024 (8)(13)	5.83%		2,493,750	2,481,733	2,526,480
				2,481,733	2,526,480
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
The Company seeks to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies with primarily first lien secured debt financings that pay interest at rates which are determined periodically on the basis of a floating base lending rate. The Company also has an investment in a joint venture that invests in similar types of loans. The Company may also invest in senior unsecured loans issued by private middle-market companies and, to a lesser extent, subordinated loans issued by private middle-market companies, senior and subordinated loans issued by public companies and equity investments.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its other subsidiaries. As of June 30, 2018, the consolidated subsidiaries were FS Senior Funding CLO LLC, OCSI Senior Funding II LLC and FS Senior Funding Ltd. (“2015 Issuer”).
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
The fair value of the Company's investments as of June 30, 2018 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

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
Foreign Currency Translation
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments and investment related assets and liabilities from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2018, included in restricted cash was $10.2 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and 2015 Debt Securitization (each as defined in Note 6 — Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 — Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.9 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of June 30, 2018, $7.3 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization. As of June 30, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2016 and 2017 and does not expect to incur a U.S. federal excise tax for calendar year 2018.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2015, 2016 or 2017. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The majority of Company's revenues is accounted for under FASB ASC Topic 320, Investments - Debt and Equity Securities, which is excluded from this standard. For the revenue subject to the

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new standard, the Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three and nine months ended June 30, 2018. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements other than a change in presentation of individual line items on the Consolidated Statement of Cash Flows.

Note 3. Portfolio Investments
As of June 30, 2018, 195.5% of net assets at fair value, or $570.8 million, was invested in 72 portfolio companies, including 19.8% of net assets, or $57.7 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "Glick JV") at fair value, and 8.3% of net assets, or $24.3 million, was invested in cash and cash equivalents (including $11.0 million of restricted cash). In comparison, as of September 30, 2017, 190.9% of net assets at fair value, or $560.4 million, was invested in 67 portfolio companies, including 19.6% of net assets, or $57.6 million, in subordinated notes and LLC equity interests of the Glick JV at fair value, and 14.6% of net assets, or $43.0 million, was invested in cash and cash equivalents (including $7.4 million of restricted cash). As of June 30, 2018, 89.7% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.1% consisted of investments in the subordinated notes of the Glick JV and 0.2% consisted of equity investments. As of September 30, 2017, 89.5% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.3% consisted of investments in the subordinated notes of the Glick JV and 0.2% consisted of equity investments.
The Company's equity investments consist of common stock, preferred stock or LLC equity interests in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2018, the Company recorded net realized loss on investments and secured borrowings of $24.6 million and $28.0 million, respectively. During the three and nine months ended June 30, 2017, the Company recorded net realized gain (loss) on investments and secured borrowings of $0.1 million and $(13.4) million, respectively. During the three and nine months ended June 30, 2018, the Company recorded net unrealized appreciation on investments, secured borrowings and foreign currency of $21.2 million and $26.1 million, respectively. During the three and nine months ended June 30, 2017, the Company recorded net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency of $(5.8) million and $2.2 million, respectively.
The composition of the Company's investments as of June 30, 2018 and September 30, 2017 at cost and fair value was as follows:

	June 30, 2018		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities (senior secured)	$515,998,332	$512,218,587	$523,384,267	$501,769,997
Investments in equity securities (common stock, preferred stock and warrants)	500,000	867,643	10,365,425	1,059,989
Debt investment in the Glick JV	65,861,477	57,707,953	64,228,881	57,606,674
Equity investment in the Glick JV	7,111,751	—	7,111,751	—
Total	$589,471,560	$570,794,183	$605,090,324	$560,436,660

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of June 30, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$297,038,192	$215,180,395	$—	$512,218,587
Investments in debt securities (subordinated notes of the Glick JV)	—	—	57,707,953	—	57,707,953
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of the Glick JV)	—	—	867,643	—	867,643
Total investments at fair value	—	297,038,192	273,755,991	—	570,794,183
Cash equivalents	9,697,010	—	—	—	9,697,010
Total assets at fair value	$9,697,010	$297,038,192	$273,755,991	$—	$580,491,193
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

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$75,149,541	$426,620,456	$—	$501,769,997
Investments in debt securities (subordinated notes of the Glick JV)	—	—	57,606,674	—	57,606,674
Investment in equity securities (common stock, preferred stock and warrants, including LLC equity interests of the Glick JV)	—	—	1,059,989	—	1,059,989
Total investments at fair value	—	75,149,541	485,287,119	—	560,436,660
Cash equivalents	35,332,859	—	—	—	35,332,859
Total assets at fair value	$35,332,859	$75,149,541	$485,287,119	$—	$595,769,519
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from March 31, 2018 to June 30, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of March 31, 2018	$266,824,777	$57,895,281	$1,633,676	$326,353,734
New investments & net revolver activity	15,485,940	—	—	15,485,940
Redemptions/repayments/sales	(72,756,668)	—	(865,737)	(73,622,405)
Transfers in (a)	5,272,425	—	—	5,272,425
Net accrual of PIK interest income	—	562,883	—	562,883
Accretion of original issue discount	379,543	—	—	379,543
Net unrealized appreciation (depreciation) on investments	15,375,285	(750,211)	8,988,873	23,613,947
Net realized loss on investments	(15,400,907)	—	(8,889,169)	(24,290,076)
Fair value as of June 30, 2018	$215,180,395	$57,707,953	$867,643	$273,755,991
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) on investments and foreign currency in the Consolidated Statement of Operations for the three months ended June 30, 2018	$205,678	$(750,211)	$(584,093)	$(1,128,626)
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended June 30, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

The following table provides a roll-forward in the changes in fair value from March 31, 2017 to June 30, 2017 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of March 31, 2017	$478,305,810	$61,510,851	$6,104,962	$545,921,623
New investments & net revolver activity	60,962,165	—	—	60,962,165
Redemptions/repayments	(43,405,847)	—	—	(43,405,847)
Net accrual of PIK interest income	63,551	—	—	63,551
Accretion of original issue discount	1,449,575	—	—	1,449,575
Net change in unearned income	33,983	—	—	33,983
Net unrealized appreciation (depreciation) on investments	(4,312,357)	103,555	(1,486,345)	(5,695,147)
Net realized gain on investments	11,535	—	—	11,535
Fair value as of June 30, 2017	$493,108,415	$61,614,406	$4,618,617	$559,341,438
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and foreign currency in the Consolidated Statement of Operations for the three months ended June 30, 2017	$(4,467,057)	$103,555	$(860,902)	$(5,224,404)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to June 30, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments & net revolver activity	84,648,032	—	—	84,648,032
Redemptions/repayments/sales	(198,826,902)	—	(976,260)	(199,803,162)
Transfers in (a)	6,561,893	—	—	6,561,893
Transfers out (a)	(105,954,060)	—	—	(105,954,060)
Net accrual of PIK interest income	—	1,632,596	—	1,632,596
Accretion of original issue discount	1,236,688	—	—	1,236,688
Net unrealized appreciation (depreciation) on investments	16,404,179	(1,531,317)	9,673,083	24,545,945
Net realized loss on investments	(15,509,891)	—	(8,889,169)	(24,399,060)
Fair value as of June 30, 2018	$215,180,395	$57,707,953	$867,643	$273,755,991
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) on investments and foreign currency in the Consolidated Statement of Operations for the nine months ended June 30, 2018	$645,396	$(1,531,317)	$100,113	$(785,808)
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2018 as a result of a change on the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to June 30, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Debt	Subordinated notes of the Glick JV	Common stock, preferred stock and warrants	Total	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	176,224,944	—	14,743	176,239,687	—
Redemptions/repayments	(182,490,619)	—	—	(182,490,619)	(5,000,000)
Net accrual of PIK interest income	185,296	—	—	185,296	—
Accretion of original issue discount	2,834,590	—	—	2,834,590	—
Net change in unearned income	50,302	—	—	50,302	—
Net unrealized appreciation (depreciation) on investments	7,320,719	4,728,760	(3,298,682)	8,750,797	—
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized loss on investments	(13,401,975)	—	—	(13,401,975)	—
Fair value as of June 30, 2017	$493,108,415	$61,614,406	$4,618,617	$559,341,438	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held as of June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and foreign currency and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2017	$(7,626,784)	$4,728,760	$(140,318)	$(3,038,342)	$—

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$163,851,540	Market yield technique	Market yield	(a)	7.9%	-	17.7%	10.9%
	9,677,778	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	41,651,077	Broker Quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Glick JV subordinated notes	57,707,953	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & Common Equity	664,350	Enterprise value technique	Revenue multiple	(b)	2.0x	-	3.0x	2.5x
	203,293	Enterprise value technique	EBITDA multiple	(b)	16.9x	-	18.9x	17.9x
Total	$273,755,991
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
Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities as of June 30, 2018 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of June 30, 2018 is the earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple or revenue multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
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
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of September 30, 2017 is the EBITDA or revenue multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$71,556,800	$71,556,800	$—	$—	$71,556,800
East West Bank Facility payable	9,000,000	9,000,000	—	—	9,000,000
Notes payable (net of unamortized financing costs)	177,993,447	180,000,000	—	—	180,000,000
Total	$258,550,247	$260,556,800	$—	$—	$260,556,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	June 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$515,998,332	87.54%	$523,384,267	86.50%
Subordinated notes of the Glick JV	65,861,477	11.17%	64,228,881	10.61%
LLC equity interests of the Glick JV	7,111,751	1.21%	7,111,751	1.18%
Purchased equity	500,000	0.08%	10,365,425	1.71%
Total	$589,471,560	100.00%	$605,090,324	100.00%

	June 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$512,218,587	89.74%	175.45%	$501,769,997	89.53%	170.87%
Subordinated notes of the Glick JV	57,707,953	10.11%	19.76%	57,606,674	10.28%	19.62%
LLC equity interests of the Glick JV	—	—	—	—	—	—
Purchased equity	867,643	0.15%	0.30%	1,059,989	0.19%	0.36%
Total	$570,794,183	100.00%	195.51%	$560,436,660	100.00%	190.85%

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

	June 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Southwest	$149,228,415	25.32%	$101,583,440	16.79%
Northeast	144,989,904	24.60%	217,508,260	35.94%
West	88,663,698	15.04%	74,469,039	12.31%
Midwest	77,892,605	13.21%	115,147,194	19.03%
Southeast	70,208,161	11.91%	89,214,997	14.74%
International	51,523,334	8.74%	3,367,510	0.56%
Northwest	6,965,443	1.18%	3,799,884	0.63%
Total	$589,471,560	100.00%	$605,090,324	100.00%

	June 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Southwest	$147,477,940	25.85%	50.51%	$99,398,397	17.74%	33.85%
Northeast	129,250,485	22.64%	44.27%	173,667,526	30.99%	59.14%
West	88,425,904	15.49%	30.29%	75,054,066	13.39%	25.56%
Midwest	78,211,552	13.70%	26.79%	115,780,284	20.66%	39.43%
Southeast	68,633,167	12.02%	23.51%	89,246,247	15.92%	30.39%
International	51,773,260	9.07%	17.73%	3,406,258	0.61%	1.16%
Northwest	7,021,875	1.23%	2.41%	3,883,882	0.69%	1.32%
Total	$570,794,183	100.00%	195.51%	$560,436,660	100.00%	190.85%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of June 30, 2018 and September 30, 2017 was as follows:

	June 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$72,973,228	12.41%	$71,340,632	11.79%
Internet software & services	62,625,667	10.62	129,816,292	21.46
Specialized finance	31,603,189	5.36	15,358,280	2.54
Advertising	29,862,529	5.07	43,518,443	7.19
Oil & Gas Exploration & Production	29,441,704	4.99	—	—
Movies & entertainment	22,966,015	3.90	—	—
Environmental & facilities services	21,345,565	3.62	14,170,031	2.34
Diversified support services	20,506,531	3.48	24,189,607	4.00
Research & consulting services	19,215,591	3.26	6,922,777	1.14
Pharmaceuticals	18,312,787	3.11	9,068,650	1.50
IT consulting & other services	15,767,843	2.67	20,485,989	3.39
Healthcare services	15,586,132	2.64	50,858,157	8.41
Aerospace & defense	15,369,967	2.61	6,453,287	1.07
Communications Equipment	13,828,529	2.35	—	—
Integrated telecommunication services	12,930,776	2.19	11,291,073	1.87
Personal products	11,738,576	1.99	6,544,450	1.08
Commercial printing	11,700,419	1.98	11,847,790	1.96
Electrical components & equipment	11,640,000	1.97	—	—
Data processing & outsourced services	10,066,585	1.71	9,804,174	1.62
Commodity Chemicals	9,952,452	1.69	—	—
Textiles	9,951,034	1.69	—	—
Oil & Gas Storage & Transportation	9,900,000	1.68	—	—
Human resource & employment services	9,578,086	1.62	20,141,957	3.33
Oil & gas equipment & services	8,801,116	1.49	14,057,018	2.32
Leisure facilities	8,798,919	1.49	—	—
Trucking	8,095,128	1.37	4,079,548	0.67
Alternative Carriers	7,959,981	1.35	—	—
Broadcasting	6,965,000	1.18	—	—
Household appliances	6,931,484	1.18	—	—
Systems Software	5,971,339	1.01	—	—
Auto parts & equipment	5,826,009	0.99	5,871,777	0.97
Investment Banking & Brokerage	5,543,487	0.94	—	—
Specialized consumer services	5,507,149	0.93	1,660,679	0.27
Household Products	5,034,656	0.85	—	—
Specialized REITs	4,832,237	0.82	—	—
Housewares & specialties	4,754,235	0.81	4,795,075	0.79
Metal & glass containers	3,980,025	0.68	—	—
Specialty Stores	3,913,423	0.66	8,359,086	1.38
Industrial machinery	3,692,754	0.63	12,493,405	2.06
Food retail	3,648,410	0.62	10,054,868	1.66
General Merchandise Stores	1,853,003	0.31	—	—
Application software	500,000	0.08	33,801,616	5.59
Distributors	—	—	12,967,500	2.14
Real estate services	—	—	12,247,424	2.02
Security & alarm services	—	—	8,018,318	1.33
Computer & Electronics Retail	—	—	7,383,862	1.22
Healthcare distributors	—	—	4,975,000	0.82
Casinos & gaming	—	—	4,963,767	0.82
Fertilizers & agricultural chemicals	—	—	3,273,753	0.54
Hypermarkets & super centers	—	—	2,996,051	0.50
Computer hardware	—	—	1,279,988	0.21
Total	$589,471,560	100.00%	$605,090,324	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Internet software & services	$61,865,235	10.83%	21.19%	$121,778,922	21.72%	41.43%
Multi-sector holdings (1)	57,707,953	10.11	19.77	57,606,674	10.28	19.62
Specialized finance	31,830,537	5.58	10.90	15,609,084	2.79	5.32
Oil & Gas Exploration & Production	29,193,622	5.11	10.00	—	—	—
Advertising	27,417,709	4.80	9.39	41,145,973	7.34	14.01
Movies & entertainment	23,060,434	4.04	7.90	—	—	—
Environmental & facilities services	21,501,342	3.77	7.36	14,287,163	2.55	4.87
Diversified support services	20,881,846	3.66	7.15	24,655,181	4.40	8.40
Research & consulting services	19,712,591	3.45	6.75	7,004,638	1.25	2.39
Pharmaceuticals	18,294,937	3.21	6.27	9,038,634	1.61	3.08
Aerospace & defense	15,425,590	2.70	5.28	6,556,692	1.17	2.23
Healthcare services	15,049,931	2.64	5.15	29,525,697	5.27	10.06
IT consulting & other services	14,095,513	2.47	4.83	20,488,238	3.66	6.98
Communications Equipment	13,991,987	2.45	4.79	—	—	—
Integrated telecommunication services	12,774,199	2.24	4.38	11,368,765	2.03	3.87
Electrical components & equipment	11,979,960	2.10	4.10	—	—	—
Commercial printing	11,882,639	2.08	4.07	11,942,132	2.13	4.07
Personal products	11,850,000	2.08	4.06	6,599,006	1.18	2.25
Data processing & outsourced services	10,189,813	1.79	3.49	9,840,600	1.76	3.35
Textiles	10,075,050	1.77	3.45	—	—	—
Commodity Chemicals	10,042,696	1.76	3.44	—	—	—
Oil & Gas Storage & Transportation	10,000,000	1.75	3.43	—	—	—
Human resource & employment services	9,686,697	1.70	3.32	20,125,090	3.59	6.85
Oil & gas equipment & services	9,034,103	1.58	3.09	14,052,500	2.51	4.79
Leisure facilities	8,800,737	1.54	3.01	—	—	—
Trucking	8,138,085	1.43	2.79	4,099,725	0.73	1.40
Alternative Carriers	7,990,000	1.40	2.74	—	—	—
Broadcasting	7,008,750	1.23	2.40	—	—	—
Household appliances	6,991,250	1.22	2.39	—	—	—
Systems Software	6,022,500	1.06	2.06	—	—	—
Auto parts & equipment	5,820,547	1.02	1.99	5,798,747	1.03	1.97
Investment Banking & Brokerage	5,534,970	0.97	1.90	—	—	—
Specialized consumer services	5,270,004	0.92	1.81	1,672,677	0.30	0.57
Household Products	4,978,750	0.87	1.71	—	—	—
Specialized REITs	4,750,280	0.83	1.63	—	—	—
Housewares & specialties	4,616,151	0.81	1.58	4,771,779	0.85	1.63
Metal & glass containers	3,998,319	0.70	1.37	—	—	—
Specialty Stores	3,892,231	0.68	1.33	8,193,960	1.46	2.79
Food retail	3,722,571	0.65	1.28	10,182,584	1.82	3.47
Industrial machinery	3,582,717	0.63	1.23	12,452,459	2.22	4.24
General Merchandise Stores	1,904,928	0.33	0.65	—	—	—
Application software	227,009	0.04	0.08	33,966,141	6.06	11.57
Distributors	—	—	—	12,957,035	2.31	4.41
Real estate services	—	—	—	12,256,098	2.19	4.17
Security & alarm services	—	—	—	7,972,286	1.42	2.72
Computer & Electronics Retail	—	—	—	7,498,142	1.34	2.55
Casinos & gaming	—	—	—	5,038,622	0.90	1.72
Healthcare distributors	—	—	—	4,948,950	0.88	1.69
Hypermarkets & super centers	—	—	—	2,876,002	0.51	0.98
Fertilizers & agricultural chemicals	—	—	—	2,801,481	0.50	0.95
Computer hardware	—	—	—	1,324,983	0.24	0.45
Total	$570,794,183	100.00%	195.51%	$560,436,660	100.00%	190.85%
___________________

(1)	This industry includes the Company's investment in the Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investments are generally in middle-market companies in a variety of industries. The Company has one investment that represented greater than 10% of the total investment portfolio at fair value as of June 30, 2018 and September 30, 2017, which is as follows:

	June 30, 2018	September 30, 2017
Glick JV	10.1%	10.3%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

Details of investment income of the Glick JV for the three and nine months ended June 30, 2018 and June 30, 2017 are as follows:

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
Glick JV	$1,637,494	14.0%	$1,031,956	8.5%

	Nine months ended June 30, 2018		Nine months ended June 30, 2017
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
Glick JV	$4,674,454	14.2%	$4,018,138	11.6%

Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the Glick JV. On April 21, 2015, the Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person board of directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the Glick JV, the Company does not consolidate the Glick JV. The members provide capital to the Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of June 30, 2018 and September 30, 2017, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 32 and 23 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of June 30, 2018 and September 30, 2017, respectively. The portfolio companies in the Glick JV are in industries similar to those in which the Company may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank Facility") with a stated maturity date of October 7, 2023, which permitted up to $125.0 million and $200.0 million of borrowings as of June 30, 2018 and September 30, 2017, respectively. Borrowings under the Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV. On June 22, 2018, Glick JV amended the Deutsche Bank Facility, which decreased the maximum permissible borrowings from $150 million to $125 million, extended the reinvestment date from July 7, 2018 to October 7, 2018 and the maturity date from July 7, 2023 to October 7, 2023 and decreased the interest rate from the 3-month LIBOR plus 2.5% per annum with no LIBOR floor to the 3-month LIBOR plus 2.3% per annum with no LIBOR floor. Under the Deutsche Bank Facility, $93.1 million and $56.9 million of borrowings were outstanding as of June 30, 2018 and September 30, 2017, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018 and September 30, 2017, the Glick JV had total assets of $181.9 million and $126.7 million, respectively. As of June 30, 2018, the Company's investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.7 million in the aggregate at fair value. As of September 30, 2017, the Company's investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of June 30, 2018 and September 30, 2017, the Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $83.6 million and $81.6 million in aggregate commitments were funded as of June 30, 2018 and September 30, 2017, respectively, of which $73.0 million and $71.4 million, respectively, was from the Company. As of each of June 30, 2018 and September 30, 2017, the Company had commitments to fund Subordinated Notes to the Glick JV of $78.8 million, of which $12.9 million and $14.5 million, respectively, was unfunded. As of each of June 30, 2018 and September 30, 2017, the Company had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Senior secured loans (1)	$175,802,807	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.21%	6.92%
Number of borrowers in the Glick JV	32	23
Largest loan exposure to a single borrower (1)	$7,980,000	$11,267,524
Total of five largest loan exposures to borrowers (1)	$37,712,500	$42,833,696
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

Glick JV Portfolio as of June 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	6.78%	$7,500,000	$7,481,250	$7,556,250
AI Ladder Luxembourg Subco Sarl (3)	Electrical components & equipment	First Lien Term Loan B	5/4/2025	LIBOR+4.5% cash	6.82%	5,000,000	4,850,000	4,991,650
AL Midcoast Holdings LLC (3)	Oil & gas equipment & services	First Lien Term Loan B	6/28/2025	LIBOR+5.5% cash	7.84%	7,000,000	6,930,000	7,000,000
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	6.84%	7,000,000	7,000,000	7,026,285
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.33%	3,801,486	3,766,458	3,774,875
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan	9/1/2022	LIBOR+6.75% (1% floor) cash	8.84%	7,770,000	7,662,286	7,692,300
Asset International, Inc. (3)	Research & Consulting Services	First Lien Term Loan	12/29/2024	LIBOR+4.5% (1% floor) cash	6.83%	3,980,000	3,906,125	3,962,042
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.09%	5,000,000	4,975,362	5,012,500
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.10%	4,912,500	4,900,667	4,821,619
Chloe Ox Parent LLC (3)	Healthcare services	First Lien Term Loan	12/14/2024	LIBOR+5% (1% floor) cash	6.83%	5,985,000	5,928,402	5,999,963
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.58%	2,059,034	2,057,825	2,007,558
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+3.5% (1% floor) cash	5.59%	6,019,868	5,975,964	6,040,937

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Eton (3)	Research & consulting services	Second Lien Term Loan	3/16/2026	LIBOR+7.5% cash	9.48%	$5,000,000	$4,975,353	$5,031,250
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.92%	4,527,907	4,491,387	4,531,556
Gigamon, Inc.	Systems software	First Lien Term Loan	12/18/2024	LIBOR+4.5% (1% floor) cash	6.83%	5,970,000	5,914,352	6,022,238
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75% cash	6.08%	4,987,500	4,975,031	4,997,899
Indivior Finance Sarl (3)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.86%	7,462,500	7,428,857	7,448,508
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	8.06%	4,876,424	4,773,343	4,864,233
McDermott Technology Americas Inc. (3)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.09%	7,980,000	7,822,101	8,030,314
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.33%	4,196,875	4,127,417	4,187,033
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.33%	847,813	815,564	843,771
Total MHE Intermediate Holdings, LLC						5,044,688	4,942,981	5,030,804
Morphe Holdings LLC (3)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.33%	3,456,250	3,423,752	3,456,250
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	6.34%	2,954,082	2,946,885	2,967,006
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	5,486,250	5,459,744	5,493,108
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	7.10%	5,944,850	5,891,603	5,781,366
OCI Beaumont LLC (3)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4.25% (1% floor) cash	6.33%	6,982,500	6,974,072	7,051,243
R1 RCM Inc. (3)	Healthcare services	First Lien Term Loan	5/8/2025	LIBOR+5.25% cash	7.62%	7,000,000	6,793,059	7,000,000
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.75%	3,909,994	3,890,182	3,905,106
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	7.36%	6,337,500	6,297,075	5,798,813
Tribe Buyer LLC (3)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.59%	5,954,774	5,940,862	5,984,548
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor) cash	6.05%	7,000,000	7,000,000	7,009,870
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+6.25% (1% floor) cash	8.34%	3,890,000	3,855,873	3,890,000
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+6.25% (1% floor) cash	8.34%	1,019,700	1,002,564	1,019,700
Total Valet Merger Sub, Inc.						4,909,700	4,858,437	4,909,700
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/23/2025	LIBOR+3.75% (1% floor) cash	5.84%	3,990,000	3,970,731	4,018,269
Total Portfolio Investments						$175,802,807	$174,204,146	$175,218,060
__________
(1) Represents the current interest rate as of June 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and the Glick JV as of June 30, 2018.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Glick JV Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.82%	$8,160,622	$8,141,224	$8,099,417
Ameritox Ltd. (3)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	2,287,177	2,243,202	265,211
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,287,177	4,537,147	265,211
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.33%	4,042,355	3,995,621	4,010,198
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.08%	7,920,000	7,790,262	7,840,800
Beyond Trust Software, Inc. (3)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	11,267,524	11,220,478	11,267,116
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.24%	4,950,000	4,938,077	4,917,008
Central Security Group, Inc. (3)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	6.86%	3,876,067	3,880,408	3,892,211
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.58%	2,075,162	2,073,617	2,064,786
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	6,279,920	6,225,992	6,358,419
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610,174	4,572,990	4,610,400
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.06%	4,913,924	4,790,511	4,901,639
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	6,825,900	6,477,372	2,592,115
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	6.33%	4,228,750	4,150,304	4,228,752
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	6.33%	667,510	635,208	667,510
Total MHE Intermediate Holdings, LLC						4,896,260	4,785,512	4,896,262
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	8,659,650	8,659,650	8,659,223
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.49%	2,977,041	2,967,620	2,988,205
New Trident Holdcorp, Inc. (3)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.75% (1.25% floor) cash	7.08%	2,018,206	2,000,877	1,453,109
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.34%	5,990,978	5,932,073	5,826,226
Poseidon Merger Sub, Inc. (3)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.81%	3,000,000	2,933,633	3,030,000
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.58%	3,930,134	3,912,198	3,890,832
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	6,386,250	6,338,479	6,306,422
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.24%	1,823,268	1,821,822	1,825,054
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	3,920,000	3,877,655	3,919,865
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	1,027,425	1,006,080	1,027,390
Total Valet Merger Sub, Inc.						4,947,425	4,883,735	4,947,255
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	4,126,500	4,099,195	4,095,551
Total Portfolio Investments						$115,964,537	$116,978,493	$108,737,459
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
The cost and fair value of the Company's aggregate investment in the Glick JV was $73.0 million and $57.7 million, respectively, as of June 30, 2018 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. As of June 30, 2018, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. As of September 30, 2017, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and nine months ended June 30, 2018, the Company earned interest income of $1.6 million and $4.7 million, respectively, on its investment in the Subordinated Notes, of which $0.6 million and $1.6 million was PIK interest income, respectively. For the three and nine months ended June 30, 2017, the Company earned interest income of $1.5 million and $4.3 million on its investment in the Subordinated Notes, respectively. The Company did not earn any dividend income for the three and nine months ended June 30, 2018 with respect to its investment in the LLC equity interests of the Glick JV. The Company earned dividend income of $0.2 million for the nine months ended June 30, 2017 with respect to its LLC equity interests. In addition, the Company reversed $0.4 million of dividend income previously recorded in prior periods during the three and nine months ended June 30, 2017 with respect to its LLC equity interests following a determination that such amounts were no longer collectible. The LLC equity interests of the Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the Glick JV as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and 2017:

	June 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2018: $174,204,146; cost September 30, 2017: $116,978,493)	$175,218,060	$108,737,459
Cash and cash equivalents	3,153,258	13,891,899
Restricted cash	1,959,319	2,249,575
Due from portfolio companies	15,000	7,653
Other assets	1,552,214	1,791,077
Total assets	$181,897,851	$126,677,663

Senior credit facility payable	$93,081,939	$56,881,939
Subordinated notes payable at fair value (proceeds June 30, 2018: $75,270,259; proceeds September 30, 2017: $73,404,435)	65,952,235	65,836,199
Other liabilities	22,863,677	3,959,525
Total liabilities	$181,897,851	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$181,897,851	$126,677,663

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Selected Statements of Operations Information:
Interest income	$2,529,375	$2,490,873	$6,485,597	$8,824,724
PIK interest income	—	18,010	—	53,620
Fee income	12,364	31,496	76,004	150,328
Total investment income	2,541,739	2,540,379	6,561,601	9,028,672
Interest expense	3,132,972	2,722,468	8,479,078	8,274,454
Other expenses	36,430	47,636	169,689	181,656
Total expenses (1)	3,169,402	2,770,104	8,648,767	8,456,110
Net unrealized appreciation (depreciation)	8,889,836	(726,406)	10,999,243	(4,349,628)
Realized loss on investments	(8,262,173)	(9,893)	(8,912,077)	(3,873,454)
Net income (loss)	$—	$(966,024)	$—	$(7,650,520)
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
During the three and nine months ended June 30, 2018 and June 30, 2017, the Company did not sell any debt investments to the Glick JV.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
For the three and nine months ended June 30, 2018, the Company recorded total fee income of $0.3 million, $0.1 million of which was recurring in nature, and $1.3 million, $0.1 million of which was recurring in nature, respectively. For the three and nine months ended June 30, 2017, the Company recorded total fee income of $0.5 million, $0.1 million of which was recurring in nature, and $1.2 million, $0.4 million of which was recurring in nature, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Earnings per common share — basic and diluted:
Net increase in net assets resulting from operations	$1,725,132	$139,198	$12,313,739	$5,696,300
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings per common share — basic and diluted	$0.06	$—	$0.42	$0.19
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
For income tax purposes, the Company estimates that its distributions for the 2018 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent that the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year may be deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2018 and 2017:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Total for the nine months ended June 30, 2018				$0.475	$13,763,649	27,842	$233,065

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Total for the nine months ended June 30, 2017				$0.605	$17,618,652	23,792	$208,743
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three and nine months ended June 30, 2018 and 2017.
Note 6. Borrowings
Citibank Facility
On January 31, 2018, the Company entered into an Amended and Restated Loan and Security Agreement with OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC) ("OCSI Senior Funding II"), the Company’s wholly-owned, special purpose financing subsidiary, as the borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent, to amend and restate the credit facility initially entered into on January 15, 2015 (as amended, the “Citibank Facility”). The Citibank Facility permitted up to $100 million and $125 million of borrowings as of June 30, 2018 and September 30, 2017, respectively.
As of June 30, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility accrue interest at rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of June 30, 2018, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The non-usage fee is increased pursuant to a formula if, after the ramp up period, the advances outstanding on the Citibank Facility do not exceed 70% of the aggregate commitments by lenders. As of June 30, 2018, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the 1940 Act. As of June 30, 2018, the reinvestment period under the Citibank Facility ended January 30, 2021, and the final maturity date was January 31, 2023. The Citibank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of June 30, 2018 and September 30, 2017, the Company had $71.6 million and $76.5 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II LLC and all of the Company's equity interests in OCSI Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.179% and 3.447% for the nine months ended June 30, 2018 and June 30, 2017, respectively. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $1.1 million and $2.9 million, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.9 million and $3.3 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of June 30, 2018, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate. As of June 30, 2018, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the 1940 Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018 and September 30, 2017, the Company had $9.0 million and $6.5 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.862% and 4.579% for the nine months ended June 30, 2018 and June 30, 2017, respectively. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $0.1 million and $0.5 million, respectively, related to the East West Bank Facility. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank Facility.
2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million debt securitization ("2015 Debt Securitization") consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by the 2015 Issuer, a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes are secured by the assets held by the 2015 Issuer. The 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes, which bear interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes, which bear interest at a rate of Commercial Paper ("CP") plus 1.80% per annum (collectively, the "Class A Notes") and $25.0 million Class B Senior Secured 2015 Notes, which bear interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes"). In partial consideration for the loans transferred to the 2015 Issuer as part of the 2015 Debt Securitization, the Company currently retains the entire $22.6 million of the Class C Senior Secured 2015 Notes (which the Company purchased at 98.0% of par value) (the "Class C Notes") and the entire $86.4 million of the Subordinated 2015 Notes. The Class A Notes and Class B Notes are included in the Company's June 30, 2018 Consolidated Statements of Assets and Liabilities as notes payable. As of June 30, 2018, the Class C Notes and the Subordinated 2015 Notes were eliminated in consolidation.

The Company serves as collateral manager to the 2015 Issuer under a collateral management agreement. The Company is entitled to a fee for its services as collateral manager. The Company has retained a sub-collateral manager, which is currently Oaktree, to provide collateral management sub-advisory services to the Company pursuant to a sub-collateral management agreement. The sub-collateral manager is entitled to receive 100% of the collateral management fees paid to the Company under the collateral management agreement, but Oaktree irrevocably waived and intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

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

As of June 30, 2018, there were 46 investments in portfolio companies with a total fair value of $256.7 million, securing the 2015 Notes. The pool of loans in the 2015 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and nine months ended June 30, 2018 and June 30, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Interest expense	$1,978,932	$1,472,696	$5,246,712	$4,200,225
Loan administration fees	15,899	16,992	55,328	51,480
Amortization of debt issuance costs	72,526	72,526	217,578	217,578
Total interest and other debt financing expenses	$2,067,357	$1,562,214	$5,519,618	$4,469,283
Cash paid for interest expense	$1,652,574	$1,394,676	$4,847,739	$3,976,651
Annualized average interest rate	4.285%	3.138%	3.758%	2.992%
Average outstanding balance	$180,000,000	$181,300,000	$180,494,505	$180,433,333

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and nine months ended June 30, 2018 is as follows:

				Three months ended June 30, 2018		Nine months ended June 30, 2018
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	4.1416%	180		$1,072,303	$1,298,498	$3,121,868	$3,403,133
Class A-S Notes	4.4416%	210	(1)	267,825	319,602	784,742	848,066
Class A-R Notes	4.1416%	180	(2)	48,333	50,556	159,974	160,151
Class B Notes	4.9916%	265		264,113	310,276	781,155	835,362
Class C Notes	5.5916%	325	(3)	—	—	—	—
Total				$1,652,574	$1,978,932	$4,847,739	$5,246,712
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee.
(3) The Company holds all Class C Notes outstanding and thus has not recorded any related interest expense as they are eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of June 30, 2018 are as follows:

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

    Accumulated PIK interest activity for the three and nine months ended June 30, 2018 and 2017 was as follows:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
PIK balance at beginning of period	$1,577,729	$210,584	$497,260	$88,839
Gross PIK interest accrued	1,015,371	135,187	2,821,290	400,785
PIK income reserves (1)	(444,819)	(71,636)	(1,170,269)	(215,489)
PIK balance at end of period	$2,148,281	$274,135	$2,148,281	$274,135
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of June 30, 2018 and September 30, 2017, there was one and three investments on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$581,024,143	99.86%	$569,876,540	99.99%	$564,231,285	96.02%	$553,084,120	98.88%
Cash non-accrual (1)	835,666	0.14	50,000	0.01	23,381,863	3.98	6,292,551	1.12
Total	$581,859,809	100.00%	$569,926,540	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of net increase in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2018:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Net increase in net assets resulting from operations	$1,725,132	$12,313,739
Net unrealized appreciation on investments, secured borrowings and foreign currency	(21,213,604)	(26,075,538)
Book/tax difference due to deferred loan fees	(38,856)	(237,303)
Book/tax difference due to interest income on certain loans	502,978	1,620,630
Book/tax difference due to capital losses not recognized	24,560,370	27,969,819
Other book/tax differences	—	(356,968)
Taxable/Distributable Income (1)	$5,536,020	$15,234,379

__________________

(1)
The Company's taxable income for the three and nine months ended June 30, 2018 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.

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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2016 and 2017 and does not expect to incur a U.S. federal excise tax for calendar year 2018.
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
During the three months ended June 30, 2018, the Company recorded an aggregate net realized loss on investments and secured borrowings of $24.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(15.9)
Metamorph US 3, LLC	(8.9)
Other, net	0.2
Total, net	$(24.6)
During the three months ended June 30, 2017, the Company recorded an aggregate net realized gain of $0.1 million in connection with the exit of various investments.
During the nine months ended June 30, 2018, the Company recorded an aggregate net realized loss on investments and secured borrowings of $28.0 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
New Trident Holdcorp - first lien term loan	$(4.2)
Ameritox Ltd.	(15.9)
Metamorph US 3, LLC	(8.9)
Other, net	1.0
Total, net	$(28.0)
During the nine months ended June 30, 2017, the Company recorded an aggregate net realized loss of $13.4 million, primarily in connection with the sale of the Company's first and second lien term loan investments in the Answers Corporation.
Net Unrealized Appreciation or Depreciation on Investments
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the three and nine months ended June 30, 2018, the Company recorded net unrealized appreciation of $21.2 million and $26.1 million, respectively. For the three months ended June 30, 2018, this consisted of $24.5 million of net reclassifications to realized loss

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(resulting in unrealized appreciation), offset by $3.3 million of net unrealized depreciation on debt investments. For the nine months ended June 30, 2018, this consisted of $28.0 million of net reclassifications to realized loss (resulting in unrealized appreciation) and $0.8 million of net unrealized appreciation on equity investments, offset by $2.8 million of net unrealized depreciation on debt investments.
For the three and nine months ended June 30, 2017, the Company recorded net unrealized appreciation (depreciation) of $(5.8) million and $2.2 million, respectively. For the three months ended June 30, 2017, this consisted of $4.6 million of net reclassifications to realized loss (resulting in unrealized appreciation), offset by $5.6 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation on equity investments. For the nine months ended June 30, 2017, this consisted of $11.7 million of net reclassifications to realized loss (resulting in unrealized appreciation), offset by $3.0 million of net unrealized depreciation on debt investments and $6.5 million of net unrealized depreciation on equity investments.

Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of June 30, 2018 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.7 million and $2.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and the Former Adviser, respectively.
New Investment Advisory Agreement
Effective October 17, 2017 and as of June 30, 2018, the Company is party to the New Investment Advisory Agreement with Oaktree. Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the base management fee incurred under the New Investment Advisory Agreement was $1.4 million and $4.0 million, respectively, which was payable to Oaktree.
Incentive Fee
The incentive fee consists of two parts. Under the New Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income") is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the first part of the incentive fee (net of waivers) incurred under the New Investment Advisory Agreement was $0.7 million and $1.0 million, respectively. To ensure compliance of the Transactions with Section 15(c) of the 1940 Act, Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of June 30, 2018, Oaktree had accrued an aggregate amount of $0.7 million of incentive fees potentially subject to waiver, which was included in base management fee and incentive fee payable.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collection and Disbursement of Fees Owed to the Former Adviser
Under the Former Investment Advisory Agreement, both the base management fee and incentive fee on income were calculated and paid to the Former Adviser at the end of each quarter. In order to ensure that the Former Adviser received the compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement covered the entire quarter in which the New Investment Advisory Agreement became effective and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which the Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay the Former Adviser in early 2018 the pro rata portion of the fees that were earned by, but not paid to, the Former Adviser for services rendered to the Company prior to October 17, 2017.
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
For the period from October 1, 2017 to October 17, 2017 and the three and nine months ended June 30, 2017, the base management fee (net of waivers) incurred under the Former Investment Advisory Agreement with the Former Adviser was $0.2 million, $1.4 million and $4.2 million, respectively, all of which were payable to the Former Adviser. For the nine months ended June 30, 2017, the Former Adviser voluntarily waived $0.1 million of the base management fee.
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

For the period from October 1, 2017 to October 17, 2017 and for the three and nine months ended June 30, 2017, incentive fees incurred under the Former Investment Advisory Agreement with the Former Adviser were $0.1 million, $1.1 million and $2.4 million, respectively.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under applicable law and may never be paid

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the New Investment Advisory Agreement will be consistent with the formula reflected in the New Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of June 30, 2018 because the capital gain incentive fee under the New Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.
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
For the three and nine months ended June 30, 2018, the Company accrued administrative expenses of $0.4 million and $1.1 million, including $0.1 million and $0.2 million of general and administrative expenses, respectively. Of these amounts, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.0 million was due to Oaktree Administrator.
For the three and nine months ended June 30, 2017, the Company accrued administrative expenses of $0.4 million and $1.4 million, respectively, including $0.3 million and $0.9 million of general and administrative expenses, respectively, which were due to the Former Administrator.
As of June 30, 2018 and September 30, 2017, $2.5 million and $0.5 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator and the Former Administrator, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Net asset value per share at beginning of period	$9.99	$10.83	$9.97	$11.06
Net investment income (5)	0.17	0.20	0.48	0.57
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	0.72	(0.20)	0.88	0.07
Net realized gain (loss) on investments (5)	(0.83)	0.01	(0.95)	(0.44)
Distributions to stockholders (5)	(0.14)	(0.19)	(0.47)	(0.61)
Net asset value per share at end of period	$9.91	$10.65	$9.91	$10.65
Per share market value at beginning of period	$7.89	$8.82	$8.80	$8.56
Per share market value at end of period	$8.50	$8.15	$8.50	$8.15
Total return (1)	9.61%	(5.42)%	2.24%	2.01%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$294,501,008	$319,157,787	$293,636,434	$325,829,394
Net assets at end of period	$291,953,459	$313,698,299	$291,953,459	$313,698,299
Average net assets (2)	$294,640,770	$318,305,291	$293,913,810	$320,109,788
Ratio of net investment income to average net assets (3)	6.90%	7.47%	6.46%	7.06%
Ratio of total expenses to average net assets (3)	9.44%	7.86%	8.84%	7.56%
Ratio of net expenses to average net assets (3)	8.97%	7.86%	8.52%	7.46%
Ratio of portfolio turnover to average investments at fair value	14.04%	7.39%	50.31%	26.60%
Weighted average outstanding debt (4)	$263,639,218	$275,584,273	$264,838,485	$269,448,668
Average debt per share (5)	$8.95	$9.35	$8.99	$9.14
Asset coverage ratio (6)	212.05%	216.85%	212.05%	216.85%

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
(4)	Calculated based upon the weighted average of debt outstanding for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.
(6)	Based on outstanding senior securities of $260.6 million and $268.5 million as of June 30, 2018 and June 30, 2017, respectively.

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2018 and September 30, 2017, off-balance sheet arrangements consisted of $31.1 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and Glick JV Subordinated Notes and LLC equity interests) as of June 30, 2018 and September 30, 2017 is shown in the table below:

	June 30, 2018	September 30, 2017
OCSI Glick JV LLC	$14,526,772	$16,159,368
MHE Intermediate Holdings	6,359,633	6,749,698
Triple Point Group Holdings, Inc.	4,968,591	4,968,590
Asset International	2,500,000	—
CircusTrix Holdings	1,070,055	—
Internet Pipeline, Inc.	800,000	800,000
Valet Merger Sub, Inc.	533,333	833,333
GKD Index Partners, LLC	222,222	—
Ministry Brands, LLC	70,000	1,857,967
4 Over International, LLC	68,452	68,452
Motion Recruitment Partners LLC	—	2,900,000
PowerPlan, Inc.	—	2,100,000
Impact Sales, LLC	—	1,078,125
Metamorph US 3, LLC (1)	—	720,000
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Systems Inc.	—	600,000
Sailpoint Technologies, Inc.	—	300,000
Total	$31,119,058	$43,540,533
_______
(1) This investment was on cash non-accrual status as of September 30, 2017 and was disposed of as of June 30, 2018.

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2018, except as discussed below.
Reduced Asset Coverage Requirements
 On July 10, 2018, the Company held a special meeting of stockholders at which the stockholders of the Company approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company effective as of July 11, 2018. The reduced asset coverage requirements permit the Company to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirements applicable to the Company from 200% to 150%.
Citibank Facility Amendment

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2018, the Company entered into the Second Amendment to the Amended and Restated Loan and Security Agreement (the "Amendment") on its Citibank Facility. The Amendment increased the maximum permissible borrowings under the Citibank Facility from $100 million to $180 million. In addition, the Amendment extended the expiration of the reinvestment period from January 30, 2021 to July 19, 2021 and the maturity date from January 31, 2023 to July 18, 2023. The non-usage fee is increased pursuant to a formula if, after the ramp up period extended by the Amendment, the advances outstanding under the Citibank Facility do not exceed 70% of the aggregate commitments by lenders. The other material terms of the Citibank Facility were unchanged.
Distribution Declaration
On August 1, 2018, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable on September 28, 2018 to stockholders of record on September 15, 2018.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2018

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2018	% of Total Net Assets
Control Investments
Glick JV		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021	8.38%		$65,861,477	$—	$4,674,454	$57,606,674	$1,632,596	$(1,531,317)	$57,707,953	19.8%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$65,861,477	$—	$4,674,454	$57,606,674	$1,632,596	$(1,531,317)	$57,707,953	19.8%

Affiliate Investments
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021			$—	$(6,341,978)	$14,822	$935,913	$6,970,176	$(7,906,089)	$—	—%
3,309,873.6 Class A Preferred Units				(3,309,874)	—	—	3,309,874	(3,309,874)	—	—%
327,393.6 Class B Preferred Units				(327,394)	—	—	327,394	(327,394)	—	—%
1,007.36 Class A Units				(5,935,698)	—	—	5,935,698	(5,935,698)	—	—%
Total Affiliate Investments			$—	$(15,914,944)	$14,822	$935,913	$16,543,142	$(17,479,055)	$—	—%
Total Control & Affiliate Investments			$65,861,477	$(15,914,944)	$4,689,276	$58,542,587	$18,175,738	$(19,010,372)	$57,707,953	19.8%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)
Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the quarter an investment was included in the Control or Affiliate categories.

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

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2017

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2017	% of Total Net Assets
Control Investments
Glick JV		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	8.98%		$64,005,755	$—	$4,250,910	$56,885,646	$4,963,382	$(234,622)	$61,614,406	19.6%
87.5% LLC equity interest (5)			—	—	(232,772)	6,431,021	—	(6,431,021)	—	—%
Total Control Investments			$64,005,755	$—	$4,018,138	$63,316,667	$4,963,382	$(6,665,643)	$61,614,406	19.6%

Affiliate Investments
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.15%		$8,443,901	$—	$505,782	$6,342,286	$2,118,168	$(16,553)	$8,443,901	2.7%
3,309,873.6 Class A Preferred Units			—	—	—	3,626,150	169,172	(460,951)	3,334,371	1.1%
327,393.6 Class B Preferred Units			—	—	—	358,679	198,597	(557,276)	—	—%
1,007.36 Class A Units			—	—	—	2,679,343	—	(2,679,343)	—	—%
Total Affiliate Investments			$8,443,901	$—	$505,782	$13,006,458	$2,485,937	$(3,714,123)	$11,778,272	3.8%
Total Control & Affiliate Investments			$72,449,656	$—	$4,523,920	$76,323,125	$7,449,319	$(10,379,766)	$73,392,678	23.4%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)
Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the quarter an investment was included in the Control or Affiliate categories.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in each of our annual report on Form 10-K for the year ended September 30, 2017 and our quarterly report on Form 10-Q for the quarter ended March 31, 2018 and elsewhere in this quarterly report on Form 10-Q.
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
Oaktree intends to rotate us out of approximately $78 million, at fair value, of investments it has identified as non-core investments. Oaktree will also seek to redeploy non-income generating investments comprised of equity investments and loans currently on non-accrual status into Oaktree-originated investments with higher yields. In addition, Oaktree generally expects to increase leverage to a debt to equity ratio of 1.20x to 1.60x following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018.
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
New Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement by and among Oaktree, Fifth Street Management LLC, or the Former Adviser, and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser, on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation, or OCSL, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of our investment advisory agreement with the Former Adviser, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
In order to ensure that the Transaction complied with Section 15(f) of the 1940 Act, Oaktree and our Former Adviser agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-

year period after the closing of the Transaction. In addition, for the two-year period commencing on October 17, 2017, Oaktree agreed to waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
Asset Coverage Requirements
On March 23, 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirements permit a BDC to have a debt to equity ratio of a maximum of 2x (i.e. $2 of debt outstanding for each $1 of equity) as compared to a maximum of 1x (i.e. $1 of debt outstanding for each $1 of equity) under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval.
At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the 1940 Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act as being in the best interests of us and our stockholders. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As of June 30, 2018, we had $260.6 million in senior securities outstanding and our asset coverage ratio was 212.05%.
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
The fair value of our investments as of June 30, 2018 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2018, 79.3% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of June 30, 2018 and September 30, 2017, approximately 94.3% and 92.1%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2018, there was one investment on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
To maintain our status as a RIC, income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so. Accumulated PIK interest was $2.1 million and $0.5 million as of June 30, 2018 and September 30, 2017, respectively. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the Glick JV. As of June 30, 2018, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended June 30, 2018.
During the nine months ended June 30, 2018, we originated $344.1 million of investment commitments in 43 new and four existing portfolio companies and funded $352.9 million of investments.
During the nine months ended June 30, 2018, we received $343.6 million of proceeds from prepayments, exits, other paydowns and sales and exited 42 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2018	September 30, 2017
Cost:
Senior secured debt	87.54%	86.50%
Subordinated notes of the Glick JV	11.17	10.61
LLC equity interests of the Glick JV	1.21	1.18
Purchased equity	0.08	1.71
Total	100.00%	100.00%

	June 30, 2018	September 30, 2017
Fair value:
Senior secured debt	89.74%	89.53%
Subordinated notes of the Glick JV	10.11	10.28
LLC equity interests of the Glick JV	—	—
Purchased equity	0.15	0.19
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2018	September 30, 2017
Cost:
Multi-sector holdings (1)	12.41%	11.79%
Internet software & services	10.62	21.46
Specialized finance	5.36	2.54
Advertising	5.07	7.19
Oil & Gas Exploration & Production	4.99	—
Movies & entertainment	3.90	—
Environmental & facilities services	3.62	2.34
Diversified support services	3.48	4.00
Research & consulting services	3.26	1.14
Pharmaceuticals	3.11	1.50
IT consulting & other services	2.67	3.39
Healthcare services	2.64	8.41
Aerospace & defense	2.61	1.07
Communications Equipment	2.35	—
Integrated telecommunication services	2.19	1.87
Personal products	1.99	1.08
Commercial printing	1.98	1.96
Electrical components & equipment	1.97	—
Data processing & outsourced services	1.71	1.62
Commodity Chemicals	1.69	—
Textiles	1.69	—
Oil & Gas Storage & Transportation	1.68	—
Human resource & employment services	1.62	3.33
Oil & gas equipment & services	1.49	2.32
Leisure facilities	1.49	—
Trucking	1.37	0.67
Alternative Carriers	1.35	—
Broadcasting	1.18	—
Household appliances	1.18	—
Systems Software	1.01	—
Auto parts & equipment	0.99	0.97
Investment Banking & Brokerage	0.94	—
Specialized consumer services	0.93	0.27
Household Products	0.85	—
Specialized REITs	0.82	—
Housewares & specialties	0.81	0.79
Metal & glass containers	0.68	—
Specialty Stores	0.66	1.38
Industrial machinery	0.63	2.06
Food retail	0.62	1.66
General Merchandise Stores	0.31	—
Application software	0.08	5.59
Distributors	—	2.14
Real estate services	—	2.02
Security & alarm services	—	1.33
Computer & Electronics Retail	—	1.22
Healthcare distributors	—	0.82
Casinos & gaming	—	0.82
Fertilizers & agricultural chemicals	—	0.54
Hypermarkets & super centers	—	0.50
Computer hardware	—	0.21
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the Glick JV.

	June 30, 2018	September 30, 2017
Fair value:
Internet software & services	10.83%	21.72%
Multi-sector holdings (1)	10.11	10.28
Specialized finance	5.58	2.79
Oil & Gas Exploration & Production	5.11	—
Advertising	4.80	7.34
Movies & entertainment	4.04	—
Environmental & facilities services	3.77	2.55
Diversified support services	3.66	4.40
Research & consulting services	3.45	1.25
Pharmaceuticals	3.21	1.61
Aerospace & defense	2.70	1.17
Healthcare services	2.64	5.27
IT consulting & other services	2.47	3.66
Communications Equipment	2.45	—
Integrated telecommunication services	2.24	2.03
Electrical components & equipment	2.10	—
Commercial printing	2.08	2.13
Personal products	2.08	1.18
Data processing & outsourced services	1.79	1.76
Textiles	1.77	—
Commodity Chemicals	1.76	—
Oil & Gas Storage & Transportation	1.75	—
Human resource & employment services	1.70	3.59
Oil & gas equipment & services	1.58	2.51
Leisure facilities	1.54	—
Trucking	1.43	0.73
Alternative Carriers	1.40	—
Broadcasting	1.23	—
Household appliances	1.22	—
Systems Software	1.06	—
Auto parts & equipment	1.02	1.03
Investment Banking & Brokerage	0.97	—
Specialized consumer services	0.92	0.30
Household Products	0.87	—
Specialized REITs	0.83	—
Housewares & specialties	0.81	0.85
Metal & glass containers	0.70	—
Specialty Stores	0.68	1.46
Food retail	0.65	1.82
Industrial machinery	0.63	2.22
General Merchandise Stores	0.33	—
Application software	0.04	6.06
Distributors	—	2.31
Real estate services	—	2.19
Security & alarm services	—	1.42
Computer & Electronics Retail	—	1.34
Casinos & gaming	—	0.90
Healthcare distributors	—	0.88
Hypermarkets & super centers	—	0.51
Fertilizers & agricultural chemicals	—	0.50
Computer hardware	—	0.24
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the Glick JV.

Loans and Debt Securities on Non-Accrual Status
As of June 30, 2018 and September 30, 2017, there were one and three investments, respectively, on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$581,024,143	99.86%	$569,876,540	99.99%	$564,231,285	96.02%	$553,084,120	98.88%
Cash non-accrual (1)	835,666	0.14	50,000	0.01	23,381,863	3.98	6,292,551	1.12
Total	$581,859,809	100.00%	$569,926,540	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
Glick JV
In October 2014, we entered into a limited liability company ("LLC") agreement, with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the Glick JV. On April 21, 2015, the Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the Glick JV. The Glick JV is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the Glick JV must be approved by the Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of June 30, 2018 and September 30, 2017, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the 1940 Act.
The Glick JV's portfolio consisted of middle-market and other corporate debt securities of 32 and 23 "eligible portfolio companies" as of June 30, 2018 and September 30, 2017, respectively. The portfolio companies in the Glick JV are in industries similar to those in which we may invest directly.
The Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank Facility, with a stated maturity date of October 7, 2023, which permitted up to $125.0 million and $200.0 million of borrowings as of June 30, 2018 and September 30, 2017, respectively. Borrowings under the Deutsche Bank Facility are secured by all of the assets of the Glick JV and all of the equity interests in the Glick JV. On June 22, 2018, the Glick JV amended the Deutsche Bank Facility, which decreased the maximum permissible borrowings from $150 million to $125 million, extended the reinvestment date from July 7, 2018 to October 7, 2018 and the maturity date from July 7, 2023 to October 7, 2023 and decreased the interest rate from the 3-month London Interbank Offered Rate, or LIBOR, plus 2.5% per annum with no LIBOR floor to the 3-month LIBOR plus 2.3% per annum with no LIBOR floor. Under the Deutsche Bank Facility, $93.1 million and $56.9 million of borrowings were outstanding as of June 30, 2018 and September 30, 2017, respectively.
As of June 30, 2018 and September 30, 2017, the Glick JV had total assets of $181.9 million and $126.7 million, respectively. Our investment in the Glick JV consisted of LLC equity interests and Subordinated Notes of $57.7 million $57.6 million in the aggregate at fair value as of June 30, 2018 and September 30, 2017, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of June 30, 2018 and September 30, 2017, the Glick JV had total capital commitments of $100.0 million. $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $83.6 million and $81.6 million in aggregate commitments was funded as of June 30, 2018 and September 30, 2017, respectively, of which $73.0 million and $71.4 million, respectively, was from us. As of each of June 30, 2018 and September 30, 2017, we had commitments to fund Subordinated Notes to the Glick JV of $78.8 million, of which $12.9 million and $14.5 million, respectively, was unfunded. As of each of June 30, 2018 and September 30, 2017, we had commitments to fund LLC equity interests in the Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.

Below is a summary of the Glick JV's portfolio, followed by a listing of the individual loans in the Glick JV's portfolio as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Senior secured loans (1)	$175,802,807	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.21%	6.92%
Number of borrowers in the Glick JV	32	23
Largest loan exposure to a single borrower (1)	$7,980,000	$11,267,524
Total of five largest loan exposures to borrowers (1)	$37,712,500	$42,833,696
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

Glick JV Portfolio as of June 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	6.78%	$7,500,000	$7,481,250	$7,556,250
AI Ladder Luxembourg Subco Sarl (3)	Electrical components & equipment	First Lien Term Loan B	5/4/2025	LIBOR+4.5% cash	6.82%	5,000,000	4,850,000	4,991,650
AL Midcoast Holdings LLC (3)	Oil & gas equipment & services	First Lien Term Loan B	6/28/2025	LIBOR+5.5% cash	7.84%	7,000,000	6,930,000	7,000,000
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	6.84%	7,000,000	7,000,000	7,026,285
Ancile Solutions, Inc. (3)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.33%	3,801,486	3,766,458	3,774,875
Aptos, Inc. (3)	Data processing & outsourced services	First Lien Term Loan	9/1/2022	LIBOR+6.75% (1% floor) cash	8.84%	7,770,000	7,662,286	7,692,300
Asset International, Inc. (3)	Research & Consulting Services	First Lien Term Loan	12/29/2024	LIBOR+4.5% (1% floor) cash	6.83%	3,980,000	3,906,125	3,962,042
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.09%	5,000,000	4,975,362	5,012,500
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.10%	4,912,500	4,900,667	4,821,619
Chloe Ox Parent LLC (3)	Healthcare services	First Lien Term Loan	12/14/2024	LIBOR+5% (1% floor) cash	6.83%	5,985,000	5,928,402	5,999,963
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.58%	2,059,034	2,057,825	2,007,558
Compuware Corporation (3)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+3.5% (1% floor) cash	5.59%	6,019,868	5,975,964	6,040,937
Eton (3)	Research & consulting services	Second Lien Term Loan	3/16/2026	LIBOR+7.5% cash	9.48%	5,000,000	4,975,353	5,031,250
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.92%	4,527,907	4,491,387	4,531,556
Gigamon, Inc.	Systems software	First Lien Term Loan	12/18/2024	LIBOR+4.5% (1% floor) cash	6.83%	5,970,000	5,914,352	6,022,238
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75% cash	6.08%	4,987,500	4,975,031	4,997,899
Indivior Finance Sarl (3)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.86%	7,462,500	7,428,857	7,448,508
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	8.06%	4,876,424	4,773,343	4,864,233
McDermott Technology Americas Inc. (3)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.09%	7,980,000	7,822,101	8,030,314
MHE Intermediate Holdings, LLC (3)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.33%	4,196,875	4,127,417	4,187,033
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.33%	847,813	815,564	843,771
Total MHE Intermediate Holdings, LLC						5,044,688	4,942,981	5,030,804

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate (1)	Principal	Cost	Fair Value (2)
Morphe Holdings LLC (3)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.33%	$3,456,250	$3,423,752	$3,456,250
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	6.34%	2,954,082	2,946,885	2,967,006
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	5,486,250	5,459,744	5,493,108
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	7.10%	5,944,850	5,891,603	5,781,366
OCI Beaumont LLC (3)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4.25% (1% floor) cash	6.33%	6,982,500	6,974,072	7,051,243
R1 RCM Inc. (3)	Healthcare services	First Lien Term Loan	5/8/2025	LIBOR+5.25% cash	7.62%	7,000,000	6,793,059	7,000,000
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.75%	3,909,994	3,890,182	3,905,106
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	7.36%	6,337,500	6,297,075	5,798,813
Tribe Buyer LLC (3)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.59%	5,954,774	5,940,862	5,984,548
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor) cash	6.05%	7,000,000	7,000,000	7,009,870
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+6.25% (1% floor) cash	8.34%	3,890,000	3,855,873	3,890,000
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+6.25% (1% floor) cash	8.34%	1,019,700	1,002,564	1,019,700
Total Valet Merger Sub, Inc.						4,909,700	4,858,437	4,909,700
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/23/2025	LIBOR+3.75% (1% floor) cash	5.84%	3,990,000	3,970,731	4,018,269
Total Portfolio Investments						$175,802,807	$174,204,146	$175,218,060
__________
(1) Represents the current interest rate as of June 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and the Glick JV as of June 30, 2018.
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

The cost and fair value of our aggregate investment in the Glick JV was $73.0 million and $57.7 million, respectively, as of June 30, 2018 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. As of June 30, 2018, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. As of September 30, 2017, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 8.0% per annum. For the three and nine months ended June 30, 2018, we earned interest income of $1.6 million and $4.7 million, respectively, on our investment in the Subordinated Notes, of which $0.6 million and $1.6 million was PIK interest income, respectively. For the three and nine months ended June 30, 2017, we earned interest income of $1.5 million and $4.3 million, respectively, on our investment in the Subordinated Notes. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis. We did not earn any dividend income for the three and nine months ended June 30, 2018 with respect to our investment in the LLC equity interests of the Glick JV. We earned dividend income of $0 and $0.2 million for the three and nine months ended June 30, 2017 with respect to our LLC equity interests, respectively. In addition, we reversed $0.4 million of dividend income previously recorded in prior periods during the three and nine months ended June 30, 2017 with respect to our LLC equity interests following a determination that such amounts were no longer collectible.
Below is certain summarized financial information for the Glick JV as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and June 30, 2017:

	June 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2018: $174,204,146; cost September 30, 2017: $116,978,493)	$175,218,060	$108,737,459
Cash and cash equivalents	3,153,258	13,891,899
Restricted cash	1,959,319	2,249,575
Due from portfolio companies	15,000	7,653
Other assets	1,552,214	1,791,077
Total assets	$181,897,851	$126,677,663

Senior credit facility payable	$93,081,939	$56,881,939
Subordinated notes payable at fair value (proceeds June 30, 2018: $75,270,259; proceeds September 30, 2017: $73,404,435)	65,952,235	65,836,199
Other liabilities	22,863,677	3,959,525
Total liabilities	$181,897,851	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$181,897,851	$126,677,663

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Selected Statements of Operations Information:
Interest income	$2,529,375	$2,490,873	$6,485,597	$8,824,724
PIK interest income	—	18,010	—	53,620
Fee income	12,364	31,496	76,004	150,328
Total investment income	2,541,739	2,540,379	6,561,601	9,028,672
Interest expense	3,132,972	2,722,468	8,479,078	8,274,454
Other expenses	36,430	47,636	169,689	181,656
Total expenses (1)	3,169,402	2,770,104	8,648,767	8,456,110
Net unrealized appreciation (depreciation)	8,889,836	(726,406)	10,999,243	(4,349,628)
Realized loss on investments	(8,262,173)	(9,893)	(8,912,077)	(3,873,454)
Net income (loss)	$—	$(966,024)	$—	$(7,650,520)
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
During the three and nine months ended June 30, 2018 and June 30, 2017, we did not sell any debt investments to the Glick JV.

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
Comparison of three and nine months ended June 30, 2018 and June 30, 2017
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend and other income.
Total investment income for the three months ended June 30, 2018 and June 30, 2017 was $11.7 million and $12.2 million, respectively. For the three months ended June 30, 2018, this amount primarily consisted of $11.4 million of interest income from portfolio investments (which included $0.6 million of PIK interest) and $0.3 million of fee income. For the three months ended June 30, 2017, this amount primarily consisted of $12.1 million of interest income from portfolio investments (which included $0.1 million of PIK interest) and $0.5 million of fee income, offset by a $0.4 million reversal of dividend income. The decrease of $0.5 million in our total investment income for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was due primarily to a $0.7 million decrease in interest income, which was attributable to a lower yield on our debt investments, and a $0.2 million decrease in fee income, which was attributable to lower prepayment fees earned, partially offset by a $0.4 million increase of dividend income, which was attributable to a reversal of dividend income during the three months ended June 30, 2017.
Total investment income for the nine months ended June 30, 2018 and June 30, 2017 was $32.9 million and $34.8 million, respectively. For the nine months ended June 30, 2018, this amount primarily consisted of $31.6 million of interest income from portfolio investments (which included $1.7 million of PIK interest) and $1.3 million of fee income. For the nine months ended June 30, 2017, this amount primarily consisted of $33.8 million of interest income from portfolio investments (which included $0.2 million of PIK interest) and $1.2 million of fee income. The decrease of $1.8 million in our total investment income for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, was due primarily to a $2.2 million decrease in interest income, which was attributable to a lower yield on our debt investments, partially offset by a $0.2 million increase in fee income, which was attributable to higher structuring fees earned, and a $0.2 million increase of dividend income, which was primarily attributable to a reversal of dividend income during the three months ended June 30, 2017.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the three months ended June 30, 2018 and June 30, 2017 were $6.6 million and $6.2 million, respectively. The increase of $0.4 million in our net expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a $0.6 million increase in interest expense, which was attributable to increases to LIBOR, and a $0.5 million increase in professional fees and administrator expense, partially offset by a $0.5 million decrease in Part I incentive fees (net of fee waivers), which was attributable to lower pre-incentive fee net investment income, and a $0.3 million decrease in general and administrative expenses.
Net expenses (expenses net of fee waivers and insurance recoveries) for the nine months ended June 30, 2018 and June 30, 2017 were $18.7 million and $17.9 million, respectively. The increase of $0.9 million in our net expenses for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, was primarily due to a $1.7 million increase in professional fees (net of insurance recoveries), a $0.8 million increase in interest expense, which was attributable to increases in LIBOR, and a $0.4 million increase in administrator expense, partially offset by a $1.4 million decrease in Part I incentive fees (net of fee waivers), which was attributable to lower pre-incentive fee net investment income, and a $0.6 million decrease in general and administrative expenses
Net Investment Income
As a result of the $0.5 million decrease in total investment income and the $0.4 million increase in net expenses, net investment income for the three months ended June 30, 2018 decreased by approximately $0.9 million, as compared to the three months ended June 30, 2017.
As a result of the $1.8 million decrease in total investment income and the $0.9 million increase in net expenses, net investment income for the nine months ended June 30, 2018 decreased by approximate $2.7 million, as compared to the nine months ended June 30, 2017.

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
During the three months ended June 30, 2018, net realized loss on investments and secured borrowings was $24.6 million, which was primarily attributable to the disposal of our investments in Ameritox Ltd. and Metamorph US 3, LLC. During the three months ended June 30, 2017, we recorded an aggregate net realized gain of $0.1 million in connection with the exit of various investments.
During the nine months ended June 30, 2018, we recorded an aggregate net realized loss of $28.0 million primarily in connection with the exit of our investments in Ameritox Ltd., Metamorph US 3, LLC and the first lien term loan of New Trident Holdcorp. During the nine months ended June 30, 2017, we recorded an aggregate net realized loss of $13.4 million primarily in connection with the exit of our investment in the Answers Corporation.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the three and nine months ended June 30, 2018, we recorded net unrealized appreciation of $21.2 million and $26.1 million, respectively. For the three months ended June 30, 2018, this consisted of $24.5 million of net reclassifications to realized loss (resulting in unrealized appreciation), which was primarily related to the disposal of our investments in Ameritox Ltd. and Metamorph US 3, LLC, offset by $3.3 million of net unrealized depreciation on debt investments. For the nine months ended June 30, 2018, this consisted of $28.0 million of net reclassifications to realized loss (resulting in unrealized appreciation), which was primarily related to the disposal of our investments in Ameritox Ltd., Metamorph US 3, LLC and the first lien term loan of New Trident Holdcorp, and $0.8 million of net unrealized appreciation on equity investments, offset by $2.8 million of net unrealized depreciation on debt investments.
For the three and nine months ended June 30, 2017, we recorded net unrealized appreciation (depreciation) of $(5.8) million and $2.2 million, respectively. For the three months ended June 30, 2017, this consisted of $4.6 million of net reclassifications to realized loss (resulting in unrealized appreciation), offset by $5.6 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation on equity investments. For the nine months ended June 30, 2017, this consisted of $11.7 million of net reclassifications to realized loss (resulting in unrealized appreciation), offset by $3.0 million of net unrealized depreciation on debt investments and $6.5 million of net unrealized depreciation on equity investments.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments for the three and nine months ended June 30, 2018 and June 30, 2017.
Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through (i) equity offerings in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors and (ii) additional debt capital (to the extent permissible under the 1940 Act).  We cannot assure you, however, that our efforts to do so will be successful.  For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per share. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. Following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018, we generally expect to target a debt to equity ratio of 1.20x to 1.60x over the long-term (i.e., one dollar of equity for each $1.20 to $1.60 of debt outstanding).
For the nine months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents of $22.3 million. During that period, $4.7 million of cash was used by operating activities, primarily consisting of cash used to fund $371.8 million of investments and net revolvers, partially offset by $362.6 million of principal payments and proceeds from the sale of investments and cash activities related to $14.2 million of net investment income. During the same period, cash used by financing activities was $17.7 million, primarily consisting of $2.4 million of net repayments under our credit facilities, $13.8 million of cash distributions paid to our stockholders and $1.3 million of deferred financing costs paid.
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
As of June 30, 2018, we had $24.3 million of cash and cash equivalents (including $11.0 million of restricted cash), portfolio investments (at fair value) of $570.8 million, $2.7 million of interest, dividends and fees receivable, $42.7 million of net payables from unsettled transactions, $80.6 million of borrowings outstanding under our revolving credit facilities, $178.0 million of borrowings outstanding (net of unamortized financing costs) under our $309.0 million debt securitization, or the 2015 Debt Securitization, and unfunded commitments of $31.1 million. Pursuant to the terms of the revolving credit facility with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian, or, as amended, the Citibank Facility, we are restricted in terms of access to $2.9 million until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of June 30, 2018, $7.3 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization. As of June 30, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
As of September 30, 2017, we had $43.0 million of cash and cash equivalents (including $7.4 million of restricted cash), portfolio investments (at fair value) of $560.4 million, $3.0 million of interest, dividends and fees receivable, $48.5 million of net payables from unsettled transactions, $83.0 million of borrowings outstanding under our revolving credit facilities, $177.8 million of borrowings outstanding under our 2015 Debt Securitization (net of unamortized financing costs) and unfunded commitments of $43.5 million. Pursuant to the terms of the Citibank Facility, we were restricted in terms of access to $2.0 million until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of September 30, 2017, $5.4 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.19	5,439,519	18,809	159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.

Citibank Facility
On January 31, 2018, we entered into an amended and restated loan agreement to amend the Citibank Facility. The Citibank Facility permitted up to $100 million and $125 million of borrowings as of June 30, 2018 and September 30, 2017, respectively. As of June 30, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility accrue interest at rates equal to LIBOR plus 3.50% per annum and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of June 30, 2018, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. The non-usage fee is increased pursuant to a formula if, after the ramp up period, the advances outstanding on the Citibank Facility do not exceed 70% of the aggregate commitments by lenders. As of June 30, 2018, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the 1940 Act. As of June 30, 2018, the reinvestment period under the Citibank Facility ended January 30, 2021, and the final maturity date was January 31, 2023. The Citibank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of June 30, 2018 and September 30, 2017, we had $71.6 million and $76.5 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.179% and 3.447% for the nine months ended June 30, 2018 and June 30, 2017, respectively.  For the three and nine months ended June 30, 2018, we recorded interest expense of $1.1 million and $2.9 million, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2017, we recorded interest expense of $0.9 million and $3.3 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of June 30, 2018, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate. The East West Bank Facility matures on January 6, 2021. As of June 30, 2018, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the 1940 Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of June 30, 2018 and September 30, 2017, we had $9.0 million and $6.5 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.862% and 4.579% for the nine months ended June 30, 2018 and June 30, 2017, respectively. For the three and nine months ended June 30, 2018, we recorded interest expense of $0.1 million and $0.5 million, respectively, related to the East West Bank Facility. For the three and nine months ended June 30, 2017, we recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank Facility.
Debt Securitization
As of June 30, 2018, the 2015 Debt Securitization consists of $222.6 million in senior secured notes, or the 2015 Notes, and $86.4 million of unsecured subordinated notes, or the Subordinated 2015 Notes. The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., or the 2015 Issuer, a wholly-owned subsidiary of us, through a private placement.
As of June 30, 2018, the 2015 Debt Securitization consists of $126.0 million Class A-T Senior Secured 2015 Notes which bear interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55%, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bear interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bear interest at a rate of three-month LIBOR plus 2.65% per annum, which were issued in a private placement. We currently retain the entire $22.6 million of Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of Subordinated 2015 Notes. The 2015 Debt Securitization requires us to comply with certain monthly financial covenants, including overcollateralization and interest coverage tests.
For the three and nine months ended June 30, 2018 and June 30, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Interest expense	$1,978,932	$1,472,696	$5,246,712	$4,200,225
Loan administration fees	15,899	16,992	55,328	51,480
Amortization of debt issuance costs	72,526	72,526	217,578	217,578
Total interest and other debt financing expenses	$2,067,357	$1,562,214	$5,519,618	$4,469,283
Cash paid for interest expense	$1,652,574	$1,394,676	$4,847,739	$3,976,651
Annualized average interest rate	4.285%	3.138%	3.758%	2.992%
Average outstanding balance	$180,000,000	$181,300,000	$180,494,505	$180,433,333
The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-T, A-S, A-R, B and C 2015 Notes for the three and nine months ended June 30, 2018 is as follows:

				Three months ended June 30, 2018		Nine months ended June 30, 2018
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	4.1416%	180		$1,072,303	$1,298,498	$3,121,868	$3,403,133
Class A-S Notes	4.4416%	210	(1)	267,825	319,602	784,742	848,066
Class A-R Notes	4.1416%	180	(2)	48,333	50,556	159,974	160,151
Class B Notes	4.9916%	265		264,113	310,276	781,155	835,362
Class C Notes	5.5916%	325	(3)	—	—	—	—
Total				$1,652,574	$1,978,932	$4,847,739	$5,246,712
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee. Class A-R 2015 Notes were not drawn during the three months ended June 30, 2018.
(3) We hold all Class C 2015 Notes outstanding and thus have not recorded any related interest expense as it is eliminated in consolidation.

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B, C and Subordinated 2015 Notes as of June 30, 2018 are as follows:

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
_______________________
* Spread increased to 2.10% in October 2016 from 1.55%.
** Carries a 1.0% undrawn fee.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2018 and September 30, 2017, our only off-balance sheet arrangements consisted of $31.1 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the Glick JV) as of June 30, 2018 and September 30, 2017 is shown in the table below:

	June 30, 2018	September 30, 2017
OCSI Glick JV LLC	$14,526,772	$16,159,368
MHE Intermediate Holdings	6,359,633	6,749,698
Triple Point Group Holdings, Inc.	4,968,591	4,968,590
Asset International	2,500,000	—
CircusTrix Holdings	1,070,055	—
Internet Pipeline, Inc.	800,000	800,000
Valet Merger Sub, Inc.	533,333	833,333
GKD Index Partners, LLC	222,222	—
Ministry Brands, LLC	70,000	1,857,967
4 Over International, LLC	68,452	68,452
Motion Recruitment Partners LLC	—	2,900,000
PowerPlan, Inc.	—	2,100,000
Impact Sales, LLC	—	1,078,125
Metamorph US 3, LLC (1)	—	720,000
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Systems Inc.	—	600,000
Sailpoint Technologies, Inc.	—	300,000
Total	$31,119,058	$43,540,533
_______
(1) This investment was on cash non-accrual status as of September 30, 2017 and was disposed of as of June 30, 2018.
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of June 30, 2018	Weighted average debt outstanding for the nine months ended June 30, 2018	Maximum debt outstanding for the nine months ended June 30, 2018
Citibank Facility	$76,456,800	$71,556,800	$76,221,269	$93,556,800
2015 Debt Securitization	180,000,000	180,000,000	180,494,505	183,000,000
East West Bank Facility	6,500,000	9,000,000	8,122,711	22,000,000
Total debt	$262,956,800	$260,556,800	$264,838,485

The following table reflects our contractual obligations arising from the Citibank Facility, 2015 Debt Securitization and East West Bank Facility:

	Payments due by period as of June 30, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank Facility	$71,556,800	$—	$—	$71,556,800	$—
Interest due on Citibank Facility	14,343,302	3,123,690	6,247,380	4,972,232	—
2015 Debt Securitization	180,000,000	—	—	—	180,000,000
Interest due on 2015 Debt Securitization	53,622,442	7,754,435	15,508,870	15,508,870	14,850,267
East West Bank Facility	9,000,000	—	9,000,000	—	—
Interest due on East West Bank Facility	1,132,325	448,750	683,575	—	—
Total	$329,654,869	$11,326,875	$31,439,825	$92,037,902	$194,850,267
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2016 and 2017 and do not expect to incur a U.S. federal excise tax for the calendar year 2018. We may incur a federal excise tax in future years.
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. The covenants under the respective documents governing the Citibank Facility, the East West Bank Facility and the 2015 Debt Securitization could, under certain circumstances, hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2017, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2017	85.1%	—
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
We serve as collateral manager to the 2015 Issuer under a collateral management agreement in connection with the 2015 Debt Securitization and are entitled to receive a fee for providing these services. We have retained a sub-collateral manager, which is currently Oaktree, to provide collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. The sub-collateral manager is entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement, but Oaktree has irrevocably waived and intends to continue to irrevocably waive its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.

Recent Developments
Reduced Asset Coverage Requirements
On July 10, 2018, we held a special meeting of stockholders at which our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%.
Citibank Facility Amendment
On July 18, 2018, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement, or the Amendment, on our Citibank Facility. The Amendment increased the maximum permissible borrowings under the Citibank Facility from $100 million to $180 million. In addition, the Amendment extended the expiration of the reinvestment period from January 30, 2021 to July 19, 2021 and the maturity date from January 31, 2023 to July 18, 2023. The non-usage fee is increased pursuant to a formula if, after the ramp up period extended by the Amendment, the advances outstanding under the Citibank Facility do not exceed 70% of the aggregate commitments by lenders. The other material terms of the Citibank Facility were unchanged.
Distribution Declaration
On August 1, 2018, our Board of Directors declared a quarterly distribution of $0.155 per share, payable on September 28, 2018 to stockholders of record on September 15, 2018.
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
As of June 30, 2018, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$17,109,417	$(7,816,704)	$9,292,713
200	11,406,278	(5,211,136)	6,195,142
100	5,703,139	(2,605,568)	3,097,571

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(5,703,139)	$2,605,568	$(3,097,571)
200	(7,557,331)	5,211,136	(2,346,195)
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$15,668,774	$—	$43,012,387	$—
Prime rate	41,121	—	490,693	—
LIBOR:
30 day	337,700,667	9,000,000	218,782,104	6,500,000
60 day	—	—	32,508,060	—
90 day	240,426,904	251,556,800	340,420,366	256,456,800
180 day	3,913,422	—	—	—
360 day	3,345,594	—	—	—
Fixed rate	—	—	—	—
Total	$601,096,482	$260,556,800	$635,213,610	$262,956,800

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in each of our Annual Report on Form 10-K for the year ended September 30, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 16, 2018)

10.2
Second Amendment to Loan and Security Agreement by and between the Registrant and East West Bank, dated as of May 21, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 23, 2018)

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
Date: August 7, 2018