Form 10-K
period 2018-09-30
Oaktree Strategic Income Corp
filed 2018-11-29
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2018 was $165,997,158. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 29,466,768 shares of common stock outstanding as of November 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION
PART I

Item 1.     Business
General
Oaktree Strategic Income Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as "we", "us" or "our", is a specialty finance company dedicated to providing customized capital solutions for middle-market companies in both the syndicated and private placement markets. We were formed in May 2013, commenced operations on June 29, 2013, and currently operate as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes. See “Election to be Taxed as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements.
As of October 17, 2017, we are externally managed by Oaktree Capital Management, L.P., which we also refer to as “Oaktree” or our “Adviser,” pursuant to an Investment Advisory Agreement, dated October 17, 2017, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is a subsidiary of Oaktree Capital Group, LLC, or OCG, a publicly traded Delaware limited liability company listed on the New York Stock Exchange under the ticker symbol "OAK". Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator”, a subsidiary of our Adviser, also provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, which we refer to as our “Former Adviser,” and we were named Fifth Street Senior Floating Rate Corp.
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. We invest in companies that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. To a lesser extent, we may also invest in unsecured loans, including subordinated loans, issued by private middle-market companies, senior and subordinated loans issued by public companies and equity investments. Prior to January 18, 2018, under normal market conditions, we were required to invest at least 80% of the value of our net assets plus borrowings for investment purposes in floating rate senior loans, which include both first and second lien secured debt financings. We are no longer subject to such requirement.
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
Our Adviser intends to continue to reposition our portfolio in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. Our Adviser is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings although we may also make other investments. We generally target investments of $10 million to $20 million, on average, although we may invest more or less in certain portfolio companies. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Our portfolio totaled $556.8 million at fair value as of September 30, 2018 and was comprised of 75 portfolio companies, including our investment in subordinated notes and limited liability company, or LLC, equity interests in OCSI Glick JV LLC, or the OCSI Glick JV. At fair value as of September 30, 2018, 89.1% of our portfolio consisted of senior secured floating rate debt investments, 10.5% of the portfolio consisted of investments in the subordinated notes and LLC equity interests of the OCSI Glick JV and 0.4% consisted of equity investments in other portfolio companies. The weighted average annual yield of our debt investments at fair value as of September 30, 2018, including the return on our subordinated note investment in the OCSI Glick JV, was approximately 7.7%, including 7.6% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On March 23, 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. On July 10, 2018, we held a special meeting of stockholders at which our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2018, we had a debt to equity ratio of 0.93x (i.e., one dollar of equity for each $0.93 of debt outstanding).
Joint Venture
We and GF Equity Funding 2014 LLC, or GF Equity Funding, also co-invest through the OCSI Glick JV, an unconsolidated Delaware limited liability company. The OCSI Glick JV was formed in October 2014 and began investing in April 2015 primarily in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and all portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. Additionally, the OCSI Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, with a stated maturity date of January 5, 2024, which, as of September 30, 2018, permits up to $125.0 million of borrowings. As of September 30, 2018 and September 30, 2017, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. At September 30, 2018, we had funded approximately $73.5 million of our commitment. As of September 30, 2018, our investment in the OCSI Glick JV was approximately $58.5 million at fair value. We do not consolidate the OCSI Glick JV in our Consolidated Financial Statements.
Our Adviser
We are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the Investment Advisory Agreement.

Our Adviser is a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of our Adviser’s senior executives and investment professionals have been investing together for over 32 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2018, our Adviser (together with its affiliates) had approximately $123.5 billion in assets under management1. Our Adviser emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
Our Adviser’s primary firm-wide goal is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser to attract and retain an extremely talented group of investment professionals, or the Investment Professionals. Further, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.
Our Adviser and its affiliates provide discretionary investment management services to other managed accounts and investment funds, which may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. The activities of such managed accounts and investment funds may raise actual or potential conflicts of interest.
Oaktree Senior Executives
Our Adviser’s current senior executives are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank and Sheldon Stone. The original founders formed Oaktree in April 1995 after having managed funds in the high-yield bond, distressed debt, private equity and convertible securities areas of Trust Company of the West for approximately 10 years. The senior executives have led the investment of clients’ funds in the consistent, risk-controlled manner called for by our Adviser’s philosophy, generally resulting in an impressive track record, reduced risk and highly satisfied clients.
Oaktree’s Professionals
Our Adviser is dedicated to highly professional management in a limited number of specialized investment niches. Its strength is its staff of over 900 people, including more than 350 investment, legal and compliance professionals and over 400 administrative and marketing professionals as of September 30, 2018. The professionals are active in portfolio management, investment analysis, trading, legal, client service and administration. The Strategic Credit group has 21 investment professionals who focus on the investment strategy employed by our Adviser and certain of its affiliates.
Strategic Credit
Our Adviser officially launched its Strategic Credit strategy in early 2013 as a step-out from its Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high-yield bond creditors. The strategy seeks to achieve an attractive total return by investing in public and private performing debt.

______________________
1 References to “assets under management” or “AUM” represent assets managed by our Adviser and a proportionate amount ($24.7 billion) of the AUM reported by DoubleLine Capital LP, or Doubleline, in which our Adviser owns a 20% minority interest. Our Adviser’s methodology for calculating AUM includes (i) the net asset value of assets managed directly by our Adviser, (ii) the leverage on which management fees are charged, (iii) undrawn capital that our Adviser is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles, or CLOs, the aggregate par value of collateral assets and principal cash, (v) for publicly-traded Business Development Companies, gross assets (including assets acquired with leverage), net of cash, and (vi) our Adviser’s pro rata portion of the AUM reported by DoubleLine. Our Adviser’s calculation of AUM may differ from the calculations of other asset managers and, as a result, our Adviser’s measurements of AUM may not be comparable to similar measures presented by other asset managers. Our Adviser’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to regulatory definitions.

Strategic Credit focuses on U.S. and non-U.S. investment opportunities that arise from pricing inefficiencies that occur in the primary and secondary markets or from the financing needs of healthy companies with limited access to traditional lenders or public markets. Typical investments will be in high yield bonds and senior secured loans for borrowers that are in need of direct loans, rescue financings, or other capital solutions or that have had challenged or unsuccessful primary offerings.
The Investment Professionals employ a fundamental, value-driven opportunistic approach to credit investing, which seeks to benefit from the resources, relationships and proprietary information of our Adviser’s global investment platform.
Oaktree’s Investment Approach
By implementing our investment strategy, the Investment Professionals seek to create value at all stages of the investing process. Our Adviser believes that the foundation for all investments, and the basis for the success that has been enjoyed by the Investment Professionals to date, is the thorough analysis of a company’s fundamentals and intrinsic value. The Investment Professionals start by capitalizing on investment opportunities (a) that they source or (b) that other Oaktree investment teams source but that do not meet their strategies’ return objectives. Next, the Investment Professionals execute trades in an attempt to obtain relatively low purchase prices that should provide additional “downside protection.” After an investment is made, the Investment Professionals monitor the progress of each investment, sometimes providing financial and strategic advice. Importantly, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment.
The Transaction and the Investment Advisory Agreement with Oaktree
On July 13, 2017, Oaktree, entered into an Asset Purchase Agreement, or the Purchase Agreement, with our Former Adviser, and for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser.
In order to ensure that the transactions contemplated by the Purchase Agreement, or the Transaction, complied with Section 15(f) of the Investment Company Act, our Adviser and our Former Adviser agreed to certain conditions. First, through October 17, 2020, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction. In addition, for the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement (as defined below).
Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.), or OCSL, and us. The closing of the Transaction resulted in an assignment for purposes of the Investment Company Act of the investment advisory agreement between our Former Adviser and us, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services provided under the Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree.
Our Administrator
We entered into an administration agreement, or the Administration Agreement, with Oaktree Administrator, a Delaware limited liability company and a wholly owned subsidiary of Oaktree. The principal executive offices of Oaktree Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, Oaktree Administrator provides services to us, and we reimburse Oaktree Administrator for costs and expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
Business Strategy
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•
Completion of Portfolio Repositioning.    Our Adviser intends to generate consistent income to support sustainable dividends through (1) providing larger, more liquid first lien loans in the established middle market, (2) minimizing risk of principal loss, with reduced focus on opportunities for capital appreciation, (3) mitigating interest rate risk by targeting floating-rate loans and (4) strategically accessing the broadly syndicated and private placement markets.

•
Emphasis on Proprietary Deals.    Our Adviser is primarily focused on proprietary opportunities as well as partnering with other lenders as appropriate and, to a lesser extent strategically accessing the broadly syndicated and private placement markets. Dedicated sourcing professionals of our Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s over 250 Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser has invested more than $11 billion in over 250 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

•
Focus On Quality Companies And Extensive Diligence. Our Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Adviser intends to focus on companies with business models we expect to be resilient in the future, underlying fundamentals that will provide strength in future downturns, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.

•
Disciplined Portfolio Management. Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by limiting positions to no more than 5% of our portfolio.

•
Manage Risk Through Loan Structures. Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions in an effort to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The Oaktree platform has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which we expect will allow us to invest and lend during times of market stress when our competitors may halt investment activity.

•
Concentrate on Floating Rate Senior Loans. We intend to concentrate on first lien secured loans that bear interest based on a floating rate. We believe that these loans, which are supported by a pledge of collateral, minimize the risk of principal loss. In addition, we believe that investing in floating rate loans provides us with positive exposure in a rising interest rate environment.

Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
Identification of Investment Opportunities
According to the National Center for the Middle Market, as of the second quarter of 2018, there were nearly 200,000 businesses with annual revenues of $10 million to $1 billion, which businesses represented one-third of private sector U.S. gross domestic product and accounted for approximately 48 million jobs in the United States and, according to the S&P Global Market Intelligence LCD Middle Market Review, during the first nine months of the 2018 calendar year, middle-market lending volume exceeded $20 billion for deal sizes of less than $350 million, much of which we believe has been used to finance leveraged buyouts, recapitalizations, capital expenditures and acquisitions. The Investment Professionals employ a rigorous process to identify and evaluate potential investments within this large market. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, market-level changes and company characteristics.

Macro Factors
Macro factors that drive market dislocations occur throughout the global economy and include sovereign debt crises, political elections and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Investment Professionals believe are well below or above their intrinsic values.
Market-Level Changes
We believe that many commercial banks have decreased their lending to middle-market companies in recent years, which has created an opportunity for non-traditional market participants. In addition, we believe that increased regulation of financial markets and its participants, such as Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, has resulted in traditional capital providers focusing on only higher-quality and more liquid opportunities. The lower-rated portion of the market is often less efficiently priced due to limited capital availability, which allows for more attractive risk and return opportunities.
Company Characteristics
Company-specific factors that drive market dislocations include over-leveraged balance sheets, near-term liquidity or maturity issues, secular pressures on businesses, acute shock to company operations, asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or obligations or require a highly structured direct loan.
The Investment Professionals believe current market conditions give rise to two primary sources of investment opportunities with favorable risk-reward characteristics. The first source is private debt, which capitalizes on the Investment Professionals’ experience in negotiating and structuring complex debt investments. Private debt can include (a) loan portfolios that banks need to sell in response to regulatory capital pressure, (b) capital solutions, which involve customized, negotiated solutions for companies unable to access traditional syndicated loan and high yield markets, (c) rescue financings, which are transactions structured to provide liquidity to companies with overleveraged balance sheets, often on an urgent basis and (d) other direct loan investments to support acquisitions or capital projects that are unable to obtain financing via more traditional channels. The second source is marketable securities or other forms of traded debt, which the Investment Professionals intend to purchase on the secondary market at prices they believe are below their intrinsic value.

Once the Investment Professionals have identified a potential investment opportunity, they will evaluate the opportunity against the following investment criteria and guidelines. However, not all of these criteria will be met by each prospective portfolio company in which we invest.

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

•
Geography.    As a Business Development Company, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with Investment Company Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process
Our investment process consists of the following five distinct stages.
Source
Strategic Credit has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform, which includes more than 250 highly-experienced Investment Professionals, to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
Screen Using Investment Criteria
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Prior to making any new investment, our Adviser intends to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts will assess a company’s management team, products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the target company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Adviser has relationships. As part of the research process, our Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.
Evaluate
Our Adviser assesses each potential investment through a rigorous, collaborative decision-making process. Our Adviser applies disciplined investment criteria and evaluates potential risk and reward of each investment with significant focus on downside risk. Our Adviser sizes investments at the portfolio level across a variety of characteristics, including based on the investment criteria described above.
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser intends to monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts will be assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.

Investments
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies primarily with first lien senior secured debt financings that pay us interest at a floating rate. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of these criteria. Our Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings enabling our Adviser to focus on risk control. Going forward, we expect most of our debt investments to be collateralized by a first lien on the assets of the portfolio company. As of September 30, 2018, 89.1% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly or quarterly cash interest that we collect on our debt investments. Our debt investments may generally consist of the following:

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
OCSI Glick JV
We have invested in the OCSI Glick JV, which as of September 30, 2018, consisted of a portfolio of loans to 31 different borrowers in industries similar to the companies in our portfolio. The OCSI Glick JV invests in middle-market and other corporate debt securities, including traditional senior debt that are secured by some or all of the company’s assets.
Monitoring and Sale of Investments
After an investment is made, the Investment Professionals monitor industry and company fundamentals and the risk-reward profile of the securities and obligations we hold, including where such securities or obligations sit in a company’s capital structure and the risk of any impairment to our holdings as a result of any refinancings or other restructurings or increased financial stress experienced by such company. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations.
Valuation Procedures
As a Business Development Company, we generally invest in illiquid debt and equity securities issued by private middle-market companies. All of our Level 3 investments are recorded at fair value as determined in good faith by our Board of Directors, with the assistance of the Adviser. See “– Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.

Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement, which has been in effect since October 17, 2017.
Management Services
Subject to the overall supervision of our Board of Directors, Oaktree manages our day-to-day operations and provides us with investment advisory services. Under the Investment Advisory Agreement, Oaktree:

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
The Investment Advisory Agreement provides that Oaktree’s services are not exclusive to us and Oaktree is generally free to furnish similar services to other entities so long as its services to us are not impaired.
Management Fee
Under the Investment Advisory Agreement, we pay Oaktree a fee for its services under the investment advisory agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by our common stockholders.
Base Management Fee
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.00% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents.
Incentive Fee
The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee, which is referred to as the incentive fee on income or the Part I incentive fee, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

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

•
For any quarter in which our pre-incentive fee net investment income exceeds 1.8182% on net assets, the incentive fee on income is equal to 17.5% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
The following is a graphical representation of the calculation of the incentive fee on income under the Investment Advisory Agreement:

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)
Percentage of pre-incentive fee net investment income
allocated to the incentive fee on income
Under the Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Examples of Quarterly Incentive Fee Calculation under the Investment Advisory Agreement (A)
Example 1: Incentive Fee on Income for Each Quarter
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.75%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.30%

Pre-incentive fee net investment income does not exceed the preferred return under the Investment Advisory Agreement, therefore there is no incentive fee on income under the Investment Advisory Agreement.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.25%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.80%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”3
= 100% × (1.80% - 1.50%)
= 0.30%

Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Preferred return under the Investment Advisory Agreement1 = 1.50%
Management fee under the Investment Advisory Agreement2 = 0.25%
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
Incentive fee = (100% × 0.3182%) + (17.5% × (3.05% - 1.8182%))
= 0.3182% + (17.5% × 1.2318%)
= 0.3182% + 0.2158%
= 0.534%
Example 2: Incentive Fee on Capital Gains under the Investment Advisory Agreement
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

The Incentive Fee on Capital Gains under the Investment Advisory Agreement would be:

•	Year 1: None

•	Year 2: Capital Gains Fee = 17.5% multiplied by ($10 million realized capital gains on sale of Investment A less $2 million cumulative capital depreciation) = $1.4 million

•
Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•
Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•
Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•
Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•
Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million

__________
(A) Solely for purposes of these illustrative examples, we have assumed that we have not incurred any leverage. However, we have in the past and expect to continue in the future to use leverage to partially finance our investments.

1.	Represents 6.0% annualized preferred return.

2.	Represents 1.0% annualized management fee.

3.
The “catch-up” provision is intended to provide our Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a preferred return did not apply when our net investment income exceeds 1.50% in any calendar quarter and is not applied once our Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-incentive fee net investment income is the portion that exceeds the 1.50% preferred return but is less than or equal to approximately 1.8182% (that is, 1.50% divided by (1 - 0.175)) in any fiscal quarter.

Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser at the end of each quarter. In order to ensure that our Former Adviser receives any compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay our Former Adviser the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017 of $0.3 million.
Duration and Termination
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Fee Waiver

         For the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
Organization of our Adviser
Our Adviser is a Delaware limited partnership that is registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the Investment Advisory Agreement
The then-current members of our Board of Directors met in person with Oaktree to consider the Investment Advisory Agreement on June 20, 2017 and July 13, 2017. At the in-person meeting held on July 13, 2017, such members of the Board of Directors, including all of the then-current independent directors, unanimously approved the Investment Advisory Agreement. Such independent directors met separately with independent counsel on multiple occasions in connection with their review of the Investment Advisory Agreement and the Transaction. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the then-current independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, the then-current members of our Board of Directors considered, among other things:

•	the nature, extent and quality of services to be performed by Oaktree;

•	the investment performance of us and funds managed by Oaktree;

•	the expected costs of services to be provided and the anticipated profits to be realized by Oaktree and its affiliates from their relationship with us;

•	the possible economies of scale that would be realized due to our potential growth;

•	whether fee levels reflect such economies of scale for the benefit of investors; and

•
comparisons of services to be rendered to and fees to be paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other Oaktree clients.

The Board of Directors also considered other investment management services to be provided to us, such as the provision of managerial assistance, monitoring adherence to our investment restrictions and monitoring compliance with various of our policies and procedures and with applicable securities laws and regulations. The then-current members of our Board of Directors discussed Oaktree’s cyber security programs and those of its service providers. Based on the factors above, the then-current members of our Board of Directors concluded that they were satisfied with the nature, extent and quality of the services to be provided to us by Oaktree.
No single factor was determinative of the decision of the Board of Directors, including all of the then-current independent directors, to approve the Investment Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. Following this process, the then-current members of the Board of Directors, including all of the then-current independent directors, unanimously voted to approve the Investment Advisory Agreement subject to stockholder approval. Our stockholders approved the Investment Advisory Agreement on September 7, 2017.
Payment of Our Expenses
Our primary operating expenses are the payment of (i) a base management fee and any incentive fees and (ii) the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement. Our management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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
Incentive Fee
The incentive fee paid to our Former Adviser had two parts. The first part was calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, was compared to a “hurdle rate” of 1.5% per quarter, subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee was also included in the amount of our gross assets used to calculate the 1.0% base management fee. The operation of the incentive fee with respect to our pre-incentive fee net investment income for each quarter was as follows:

•	No incentive fee was payable to the Former Adviser in any fiscal quarter in which our pre-incentive fee net investment income did not exceed the preferred return rate of 1.5% (the “preferred return”);

•	50% of our pre-incentive fee net investment income, if any, that exceeded the preferred return rate but was less than or equal to 2.5% in any fiscal quarter was payable to our Former Adviser; and

•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any quarter is payable to our Former Adviser once the preferred return is reached and the catch-up is achieved (20% of all pre-incentive fee net investment income thereafter is allocated to our Former Adviser).

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
Administration Agreement
We entered into the Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to us necessary for our operations, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by our Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of us, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to our Board of Directors of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of our business and affairs, in each case, as it shall determine to be desirable or as reasonably required by our Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
Oaktree Administrator also provides portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that we are required to maintain, and prepares, prints and disseminates reports to our stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Oaktree Administrator may also offer to provide, on our behalf, managerial assistance to our portfolio companies.
For providing these services, facilities and personnel, we reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the rent of our principal executive offices at market rates and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree Administrator and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree Administrator’s services under the Administration Agreement or otherwise as our administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Former Administration Agreement
The Former Administration Agreement was terminated on October 17, 2017. Pursuant to the Former Administration Agreement, our Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above under “- Administration Agreement.” For providing these services, facilities and personnel, we reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, our Former Administrator. Our allocable portion of our Former Administrator’s costs was determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which our Former Administrator provided administrative services.
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other Business Development Companies, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We may face increasing competition for investment opportunities, which could reduce returns and result in losses."
Staffing
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Investment Advisory Agreement.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, a publicly-traded Business Development Company, and Oaktree Strategic Income II, Inc., or OSI II, a privately offered Business Development Company. OCSL has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II may also make similar investments. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSL, OSI II and us. OCSL and OSI II operate as distinct and separate companies and any investment in our common stock will not be an investment in either OCSL or OSI II. In addition, all of our executive officers serve in substantially similar capacities for OCSL and OSI II and three of our independent directors serve as independent directors of OCSL. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.
Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OCSL, OSI II or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
We may invest alongside funds and accounts managed or sub-advised by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser.

Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree is committed to treating all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the Administration Agreement, Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay Oaktree Administrator its allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including, without limitation, a portion of the rent at market rates and compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us.
Election to be Taxed as a Regulated Investment Company
We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses, or the Annual Distribution Requirement.
If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We are subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a Business Development Company under the Investment Company Act;

•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•	diversify our holdings so that at the end of each quarter of the taxable year:

◦
(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦
(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (a) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (b) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (c) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (d) cause us to recognize income or gain without a corresponding receipt of cash; (e) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (f) adversely alter the characterization of certain complex financial transactions; or (g) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.
If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.
Business Development Company Regulations
We have elected to be a Business Development Company under the Investment Company Act. As with other companies regulated by the Investment Company Act, a Business Development Company must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between Business Development Companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters.
The Investment Company Act further requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election as, a Business Development Company unless authorized by a vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the Investment Company Act.

Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act. Our investment portfolio is also subject to certain source-of-income and asset diversification requirements by virtue of its intended status to be a RIC for U.S. tax purposes. See “– Election to be Taxed as a Regulated Investment Company” above for more information.
Qualifying Assets
Under the Investment Company Act, a Business Development Company may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:
(a) is organized under the laws of, and has its principal place of business in, the United States;
(b) is not an investment company (other than a small business investment company wholly owned by the Business Development Company) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
(c) satisfies any of the following:
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

Managerial Assistance to Portfolio Companies
A Business Development Company must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a Business Development Company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, when a Business Development Company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance includes any arrangement whereby a Business Development Company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, “temporary investments”) so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
Consistent with applicable legal and regulatory requirements, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if we meet the asset coverage requirements in the Investment Company Act. On March 23, 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. On July 10, 2018, we held a special meeting of stockholders at which our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%.
In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for generally up to 60 days for temporary purposes without regard to asset coverage.
Other
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
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
We and our Adviser will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Code of Ethics
We have adopted a joint code of ethics with OCSL pursuant to Rule 17j-1 under the Investment Company Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov and are available at the Investors: Corporate Governance portion of our website at www.oaktreestrategicincome.com.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. These guidelines are reviewed periodically by our Adviser and our independent directors, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Our Adviser will vote proxies relating to our portfolio securities, if any, in what it perceives to be the best interest of our stockholders. Our Adviser will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on portfolio securities held by us. Although our Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there are compelling long-term reasons to do so.
Our Adviser’s proxy voting decisions will be made by officers who are responsible for monitoring each of our investments. To ensure that the vote is not the product of a conflict of interest, our Adviser will require that: (1) anyone involved in the decision-making process disclose to the Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal, in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Oaktree Strategic Income Corporation, Chief Compliance Officer, 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.
Reporting Obligations
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Securities Exchange Act of 1934, as amended, the Exchange Act.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.
We maintain a website at www.oaktreestrategicincome.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.
Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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
When recessionary conditions exist, the financial results of small and mid-sized companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called "Brexit") has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom is currently expected to leave the EU on March 29, 2019, uncertainty remains as to the exact timing and process, which may lead to continued volatility. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Risks Relating to Our Business and Structure

Our Adviser has limited experience operating under the constraints imposed on us as a Business Development Company, which may hinder the achievement of our investment objectives.
The Investment Company Act imposes numerous constraints on the operations of Business Development Companies that do not apply to other investment vehicles managed by Oaktree and its affiliates. Business Development Companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Our Adviser does not have significant experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Our Adviser's track record and achievements are not necessarily indicative of the future results it will achieve. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.
Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR, the federal funds rate or prime rate. An increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Adviser to receive incentive fees.
Any general increase in interest rates would likely have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, a general increase in interest rates may make it easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fee on income payable to our Adviser.
A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the Investment Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination by our Board of Directors and the release of the financial results for the corresponding period or the next date at which fair value is determined.
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
In addition, the participation of the Investment Professionals in the valuation process, and the indirect pecuniary interest of John B. Frank, an interested member of our Board of Directors, could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the incentive fees earned by the Adviser will be based, in part, on unrealized gains and losses.
Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Adviser. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Adviser could depart at any time. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser, could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.
In addition, our Adviser may resign on 60 days’ notice. If we are unable to quickly find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, our operations are likely to experience a disruption and our ability to achieve our investment objective and pay distributions would likely be materially and adversely affected.
Our business model depends to a significant extent upon strong referral relationships, and the inability of the personnel associated with our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that personnel associated with our Adviser will maintain and develop their relationships with intermediaries, banks and other sources, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If these individuals fail to maintain their existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the personnel associated with our Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. The failure of the personnel associated with our Adviser to maintain existing relationships, grow new relationships, or for those relationships to generate investment opportunities could have an adverse effect on our business, financial condition and results of operations.
We may face increasing competition for investment opportunities, which could reduce returns and result in losses.
We compete for investments with other Business Development Companies, public and private funds (including hedge funds, mezzanine funds and CLOs) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a Business Development Company.

Our incentive fee may induce our Adviser to make speculative investments.
The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to our Adviser includes a component based on a percentage of our net investment income (subject to a hurdle rate), which may encourage our Adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded and may result in an obligation for us to pay an incentive fee to the Adviser even if we have incurred a loss for an applicable period.
The incentive fee payable by us to our Adviser also may create an incentive for our Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “clawback” right against our Adviser, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
In addition, commencing with the fiscal year ending September 30, 2019, our Adviser will receive an incentive fee based upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our Adviser.
Our base management fee may induce our Adviser to incur leverage.
Our base management fee is payable based upon our gross assets, which includes borrowings for investment purposes, which may encourage our Adviser to use leverage to make additional investments. Given the subjective nature of the investment decisions made by our Adviser on our behalf, we may not be able to monitor this potential conflict of interest.
The incentive fee we pay to our Adviser relating to capital gains may be effectively greater than 17.5%.
Commencing with the fiscal year ending September 30, 2019, the Adviser can earn an incentive fee based on our capital gains, calculated on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year. As a result of the operation of the cumulative method of calculating such capital gains portion of the incentive fee, the cumulative aggregate capital gains fee received by our Adviser could be effectively greater than 17.5%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. This result would occur to the extent that, following receipt by the Adviser of a capital gain incentive fee, we subsequently realized capital depreciation and capital losses in excess of cumulative realized capital gains. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our revolving credit facility with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian, or the Citibank Facility, our wholly-owned subsidiary’s revolving credit facility with us as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, or the Deutsche Bank Facility, and our $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender, or the East West Bank Facility, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2018, we had $110.1 million of outstanding indebtedness under the Citibank Facility; $157.0 million outstanding indebtedness under the Deutsche Bank Facility; and $8.0 million outstanding under the East West Bank Facility. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2018 was 4.34% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2018 total assets of at least 2.04%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.

As a Business Development Company, under the Investment Company Act, subject to compliance with certain disclosure requirements, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 66.67% of the value of our assets).

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-23.82%	-13.92%	-4.03%	5.86%	15.75%

For purposes of this table, we have assumed $585.1 million in total assets, $275.1 million in debt outstanding, $295.7 million in net assets as of September 30, 2018, and a weighted average interest rate of 4.34% as of September 30, 2018 (exclusive of deferred financing costs). Actual interest payments may be different.
We are subject to certain risks associated with our credit facilities.
As of September 30, 2018, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
We own 100% of the equity interests in OCSI Senior Funding Ltd. and OCSI Senior Funding II LLC, the borrowers under the Deutsche Bank Facility and the Citibank Facility, respectively. We consolidate the financial statements of OCSI Senior Funding Ltd. and OCSI Senior Funding II LLC in our consolidated financial statements and treat the indebtedness of these entities as our leverage. Our interests in OCSI Senior Funding Ltd. and OCSI Senior Funding II LLC are subordinated in priority of payment to every other obligation of OCSI Senior Funding Ltd. and OCSI Senior Funding II LLC and are subject to certain payment restrictions set forth in the Deutsche Bank Facility and the Citibank Facility, respectively. We receive cash distributions on our equity interests in these entities only if they have made all required cash interest payments to the lenders and no default exists. We cannot assure you that distributions on the assets held by OCSI Senior Funding Ltd. and OCSI Senior Funding II LLC will be sufficient to make any distributions to us or that such distributions will meet our expectations.
We receive cash from OCSI Senior Funding Ltd. and OCSI Senior Funding II LLC only to the extent that we receive distributions on our equity interests in such entities. These entities may make distributions on their equity interests only to the extent permitted by the payment priority provisions of the Citibank Facility and the Deutsche Bank Facility, as applicable, which generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full.
In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.
Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a Business Development Company, subject to compliance with certain disclosure requirements we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
While we may, in the future, issue additional equity securities, we cannot assure you that equity financing will be available to us on favorable terms, or at all. Also, as a Business Development Company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
Our Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts to co-invest, subject to the conditions of the relief granted by the SEC, where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of this exemptive relief permitting us to co-invest with other funds managed by our Adviser and its affiliates, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and (3) the investment by other funds advised by our Adviser or its affiliates would not disadvantage us and our participation would not be on a basis different from, or less advantageous than, that of any other fund advised by our Adviser or its affiliates participating in the transaction.

We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
There are significant potential conflicts of interest that could adversely impact our investment returns.
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, a publicly-traded Business Development Company, and OSI II, a privately offered Business Development Company. OCSL has historically invested in debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle-market companies similar to those we target for investment. OSI II may also make similar investments. In addition, though not the primary focus of its investment portfolio, OCSL’s investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSL, OSI II and us. OCSL and OSI II operate as distinct and separate companies and any investment in our common stock will not be an investment in OCSL and OSI II. In addition, all of our executive officers serve in substantially similar capacities for OCSL and OSI II and three of our independent directors serve as independent directors of OCSL. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts. Moreover, the Adviser and the Investment Professionals are engaged in other business activities which divert their time and attention. The Investment Professionals will devote as much time to us as such professionals deem appropriate to perform their duties in accordance with the Investment Advisory Agreement. However, such persons may be committed to providing investment advisory and other services for other clients, and engage in other business ventures in which we have no interest. As a result of these separate business activities, the Adviser may have conflicts of interest in allocating management time, services and functions among us, other advisory clients and other business ventures.
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
We may invest alongside funds and accounts managed or sub-advised by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the Administration Agreement, Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay Oaktree Administrator its allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including, without limitation, a portion of the rent at market rates and the compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us. This arrangement creates conflicts of interest that our Board of Directors must monitor.
A failure on our part to maintain our qualification as a Business Development Company would significantly reduce our operating flexibility.
If we fail to continuously qualify as a Business Development Company, we might be subject to regulation as a registered closed-end investment company under the Investment Company Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on Business Development Companies by the Investment Company Act could cause the SEC to bring an enforcement action against us. See “Business - Business Development Company Regulations.”
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
As a Business Development Company, subject to compliance with certain disclosure requirements we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 150% after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the Investment Company Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount).
We also may make rights offerings to our stockholders at prices less than net asset value, subject to applicable requirements of the Investment Company Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.
In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization.
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

•	The 90% Gross Income Test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.

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
We have responded to requests arising from a SEC investigation principally related to the activities of our Former Adviser.  Although we believe based on communications from SEC Staff that our obligations with respect to the matter are concluded, SEC investigations are subject to inherent uncertainties and management’s view of these matters may change in the future.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Future control deficiencies could prevent us from accurately and timely reporting our financial results.
We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
Our failure to identify deficiencies in our internal control over financial reporting in a timely manner or remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.

We are subject to risks associated with communications and information systems.
We depend on the communications and information systems of our Adviser and its affiliates as well as certain third-party service providers. As these systems became more important to our business, the risks posed to these communications and information systems have continued to increase.  Any failure or interruption in these systems could cause disruptions in our activities, including because we do not maintain any such systems of our own.  In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information related to our operations or portfolio companies, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms within an attractive timeframe.
Delays in investing the net proceeds raised in an offering of our securities may cause our performance to be worse than that of fully invested Business Development Companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
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

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Our entry into any such reverse repurchase agreements would be subject to the Investment Company Act limitations on leverage. In connection with entry into a reverse repurchase agreement, we would effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement would make a loan to us in an amount equal to a percentage of the fair value of the collateral we have pledged. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and then receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

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
Certain our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Increases in interest rates may affect the ability of our portfolio companies to repay debt or pay interest, which may in turn affect the value of our portfolio investments, and our business, financial condition and results of operations.
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

Finally, as noted above, little public information generally exists about privately owned companies, and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies.
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
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
The lack of liquidity in our investments may adversely affect our business.
We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments may be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our Adviser or any of its affiliates have material nonpublic information regarding the portfolio company. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
Our portfolio companies may be highly leveraged.
Our investments may include companies whose capital structures have significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.

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
Our portfolio companies may experience financial distress from time to time. Debt investments in such companies may cease to be income-producing, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. Any restructuring can fundamentally alter the nature of the related investment, and restructurings may not be subject to the same underwriting standards that our Adviser employs in connection with the origination of an investment. In addition, we may write-down the value of our investment in any such company to reflect the status of financial distress and future prospects of the business. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. For example, if an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us, or we may receive equity securities, which may require significantly more of our management’s time and attention or carry restrictions on their disposition. We cannot assure you that any particular restructuring strategy pursued by our Adviser will maximize the value of or recovery on any investment.
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
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the Investment Company Act, under which qualifying assets must represent at least 70% of our total assets. See “Business Development Company Regulations — Qualifying Assets.”
Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.
We may have foreign currency risks related to our investments denominated in currencies other than the U.S. dollar.
As of September 30, 2018, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
We may expose ourselves to risks if we engage in hedging transactions.
Subject to applicable provisions of the Investment Company Act and applicable regulations promulgated by the Commodities Futures Trading Commission, we have in the past and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under any credit facility from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
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
We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among industries or issuers. To the extent that we assume large positions in a certain type of security or the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the security, industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.

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
We have significant flexibility in investing the net proceeds of an offering, and may do so in a way with which you may not agree. Additionally, our Adviser will select our investments subsequent to the closing of an offering, and our stockholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our securities. In addition, pending such investments, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our Business Development Company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.

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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and Business Development Companies;

•	loss of our Business Development Company or RIC status;

•	changes in earnings or variations in operating results;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our Adviser’s key personnel; and

•	general economic trends and other external factors.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, including by large stockholders, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
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
The Investment Company Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the net asset value per share of our common stock at the time of any such subscription, conversion or purchase. Any decision to sell securities to subscribe to, convert to, or purchase shares of our common stock will be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to distributions and our net asset value, and other economic aspects of the common stock.
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
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC – General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed OCSL and FSAM securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSL, (iii) FSOF’s trading in the securities of publicly traded Business Development Companies, (iv) statements to our Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We are cooperating with the Division of Enforcement investigation, have produced requested documents, and believe our obligations with respect to the matter are concluded. Oaktree is not subject to these subpoenas.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II — OTHER INFORMATION

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock currently trades on the Nasdaq Global Select Market under the symbol “OCSI.” Through October 17, 2017, our common stock traded under the symbol “FSFR.” The last reported price for our common stock on November 27, 2018 was $8.28 per share. As of November 27, 2018, we had four stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2018.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Strategic Income Corporation’s common stock relative to the cumulative total returns of the NYSE Composite Index, the Nasdaq Financial Index, the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on September 30, 2013 and its relative performance is tracked through September 30, 2018. The stock performance graph shows returns during management by the Former Adviser for the period from September 30, 2013 through October 16, 2017 and during management by Oaktree for the period from October 17, 2017 through September 30, 2018.
For the fiscal year ended September 30, 2017, we included a comparison to a customized peer group of two Business Development Companies (Solar Senior Capital Ltd. and Pennantpark Floating Rate Capital Ltd.). For the fiscal year ending September 30, 2018, we have switched to a comparison to the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index to be consistent with current market practice. The customized peer group had a cumulative total return for the period from October 1, 2013 to September 30, 2018 of $42.64 as compared to our cumulative total return over the same period of $1.09 and the cumulative total return of the Russell 2000 Financial Services Index of $75.60.

	September 30, 2013	September 30, 2014	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018
Oaktree Strategic Income Corporation	100.00	94.05	77.27	84.59	95.40	101.09
NYSE Composite	100.00	113.92	106.88	120.08	140.19	153.94
S&P 500	100.00	119.73	119.00	137.36	162.92	192.10
NASDAQ Financial	100.00	111.32	118.54	134.46	175.28	193.76
Russell 2000 Financial Services	100.00	107.05	115.83	134.26	164.44	175.60
Peer Group	100.00	100.11	97.41	119.86	141.02	142.64

Item 6.     Selected Financial Data
The table below sets forth our selected historical financial data for the periods indicated. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Consolidated Financial Statements and Supplementary Data." The financial information as of and for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 set forth below was derived from our audited financial statements and related notes, which are included in "Consolidated Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of and for the Years Ended
	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014
Statement of Operations data:
Total investment income	$47,670,547	$46,571,856	$53,426,234	$51,472,531	$12,516,674
Base management fee	5,657,786	5,654,699	6,134,304	5,931,155	1,757,492
Part I incentive fee	2,923,076	3,236,320	5,211,729	5,689,371	708,235
Part II incentive fee	—	—	—	(766,552)	774,841
Fees Waived	(702,261)	(6,232)	(6,232)	—	(154,875)
All other expenses	20,020,614	15,265,376	16,793,749	12,340,527	3,667,100
Net investment income	19,771,332	22,421,693	25,292,684	28,278,030	5,763,881
Net realized and unrealized gain (loss) on investments, secured borrowings and foreign currency	901,717	(31,188,572)	(29,750,301)	(12,365,948)	3,600,076
Net increase (decrease) in net assets resulting from operations	20,673,049	(8,766,879)	(4,457,617)	15,912,082	9,363,957
Per share data:
Net asset value per common share at period end	$10.04	$9.97	$11.06	$12.11	$12.65
Market price at period end	8.65	8.80	8.56	8.73	11.82
Net investment income (2)	0.67	0.76	0.86	0.96	0.62
Net realized and unrealized gain (loss) on investments, secured borrowings and foreign currency (2)	0.03	(1.06)	(1.01)	(0.42)	0.39
Net increase (decrease) in net assets resulting from operations (2)	0.70	(0.30)	(0.15)	0.54	1.01
Distributions per common share	0.63	0.80	0.90	1.07	1.01
Balance Sheet data at period end:
Total investments at fair value	$556,841,828	$560,436,660	$573,604,381	$623,647,474	$300,001,397
Cash, cash equivalents and restricted cash	16,431,787	43,012,387	28,815,679	52,692,097	109,557,165
Other assets	11,858,255	5,213,604	19,997,081	21,370,913	2,946,782
Total assets	585,131,870	608,662,651	622,417,141	697,710,484	412,505,344
Total liabilities	289,386,450	315,026,217	296,587,747	340,903,381	39,827,666
Total net assets	295,745,420	293,636,434	325,829,394	356,807,103	372,677,678
Other data:
Weighted average yield on debt investments (1)	7.70%	7.52%	8.58%	8.22%	7.27%
Number of portfolio companies at period end	75	67	63	64	48

(1)	Weighted average yield is calculated based upon our debt investments at fair value at the end of the period.

(2)	Calculated based on weighted average shares outstanding for the period.

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
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree to reposition our portfolio and to implement Oaktree’s future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
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
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We are a specialty finance company that looks to provide customized capital solutions for middle-market companies in both the syndicated and private placement markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act. In addition, we have qualified and elected to be treated as a RIC under the Code for tax purposes.
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of OCG, pursuant to the Investment Advisory Agreement. Oaktree Administrator provides certain administrative and other services necessary for us to operate pursuant to the Administration Agreement.
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
Oaktree intends to reposition our portfolio in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. Our Adviser is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings. We expect to target investments of $10 million to $20 million, on average, although we may invest more or less in certain portfolio companies. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC.
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by approximately $235 million, at fair value. Over time, Oaktree intends to rotate us out of the approximately $59 million of non-core investments at fair value that remain as of September 30, 2018. In addition, over time and under current market conditions, Oaktree generally expects to increase leverage to a debt to equity ratio of 1.20x to 1.60x following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, during the first nine months of the 2018 calendar year, middle-market lending volume exceeded $20 billion for deal sizes of less than $350 million.
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
We believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that the Company has the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.
Investment Advisory Agreement with Oaktree
Upon the closing of the Transaction contemplated by the Purchase Agreement on October 17, 2017, Oaktree became the investment adviser to each of OCSL and us. The closing of the Transaction resulted in an assignment for purposes of the Investment Company Act of the Former Investment Advisory Agreement, and, as a result, its immediate termination. See “Note 11. Related Party Transactions– Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Asset Coverage Requirements
On March 23, 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to Business Development Companies from 200% to 150% so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirements permit a Business Development Company to have a debt to equity ratio of a maximum of 2x (i.e. $2 of debt outstanding for each $1 of equity) as compared to a maximum of 1x (i.e. $1 of debt outstanding for each $1 of equity) under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a Business Development Company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the Investment Company Act, of such Business Development Company’s Board of Directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such Business Development Company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval.
At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of us and our stockholders. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As of September 30, 2018, we had $275.1 million in senior securities outstanding and our asset coverage ratio was 207.5%.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of our investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
We seek to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If we are unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, we seek to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, we do not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments as of September 30, 2018 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2018, 95.0% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of September 30, 2018 and September 30, 2017, approximately 95.2% and 92.1%, respectively, of our total assets represented investments at fair value.

Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2018, there was one investment on which we had stopped accruing cash and/or PIK interest or OID income.
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
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in the OCSI Glick JV. As of September 30, 2018, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the fiscal year ended September 30, 2018.
During the year ended September 30, 2018, we originated $435.9 million of investment commitments in 56 new and six existing portfolio companies and funded $443.9 million of investments.
During the year ended September 30, 2018, we received $445.3 million of proceeds from prepayments, exits, other paydowns and sales and exited 51 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2018	September 30, 2017
Cost:
Senior secured loans	87.08%	86.50%
OCSI Glick JV subordinated notes	11.59	10.61
OCSI Glick JV equity interests	1.24	1.18
Equity securities	0.09	1.71
Total	100.00%	100.00%

	September 30, 2018	September 30, 2017
Fair value:
Senior secured loans	89.14%	89.53%
OCSI Glick JV subordinated notes	10.51	10.28
OCSI Glick JV equity interests	—	—
Equity securities	0.35	0.19
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2018	September 30, 2017 (revised)	September 30, 2017 (as reported)
Cost (1):
Multi-sector holdings (2)	12.84%	11.79%	11.79%
Aerospace & defense	5.45	2.10	1.07
Application software	5.21	21.05	5.59
Oil & gas exploration & production	5.14	—	—
Advertising	4.33	7.19	7.19
Diversified support services	3.99	3.09	4.00
Research & consulting services	3.35	1.14	1.14
Integrated telecommunication services	3.29	1.87	1.87
Internet services & infrastructure	3.13	4.30	—
Specialized finance	2.84	2.54	2.54
Healthcare services	2.71	8.41	8.41
Pharmaceuticals	2.51	1.50	1.50
Systems software	2.49	1.71	—
Communications equipment	2.41	—	—
Industrial machinery	2.37	2.06	2.06
Environmental & facilities services	2.16	3.25	2.34
Commercial printing	2.04	1.96	1.96
Electrical components & equipment	2.03	—	—
Personal products	2.02	1.08	1.08
Computer & electronics retail	1.90	2.19	1.22
Publishing	1.81	—	—
Commodity chemicals	1.73	—	—
IT consulting & other services	1.71	2.35	3.39
Human resource & employment services	1.67	3.33	3.33
Metal & glass containers	1.56	—	—
Healthcare technology	1.56	—	—
Oil & gas equipment & services	1.53	2.32	2.32
Leisure facilities	1.53	—	—
Specialized REITs	1.51	—	—
Trading companies & distributors	1.41	0.67	—
Movies & entertainment	1.37	—	—
Alternative carriers	1.26	—	—
Household appliances	1.21	—	—
Auto parts & equipment	1.01	0.97	0.97
Investment banking & brokerage	0.96	—	—
Specialized consumer services	0.96	0.27	0.27
Data processing & outsourced services	0.95	0.65	1.62
Household products	0.88	—	—
Oil & gas storage & transportation	0.84	—	—
Specialty chemicals	0.83	0.79	—
Specialty stores	0.68	1.38	1.38
Hypermarkets & super centers	0.49	1.10	0.50
General merchandise stores	0.33	—	—
Food retail	—	1.06	1.66
Distributors	—	2.14	2.14
Real estate services	—	2.02	2.02
Security & alarm services	—	1.33	1.33
Healthcare distributors	—	0.82	0.82
Casinos & gaming	—	0.82	0.82
Fertilizers & agricultural chemicals	—	0.54	0.54
Computer hardware	—	0.21	0.21
Internet software & services	—	—	21.46
Trucking	—	—	0.67
Housewares & specialties	—	—	0.79
	100.00%	100.00%	100.00%

	September 30, 2018	September 30, 2017 (revised)	September 30, 2017 (as reported)
Fair value (1):
Multi-sector holdings (2)	10.49%	10.28%	10.28%
Aerospace & defense	5.64	2.30	1.17
Application software	5.53	21.24	6.06
Oil & gas exploration & production	5.30	—	—
Diversified support services	4.17	3.41	4.40
Advertising	4.05	7.34	7.34
Research & consulting services	3.53	1.25	1.25
Integrated telecommunication services	3.37	2.03	2.03
Internet services & infrastructure	3.23	4.68	—
Specialized finance	2.90	2.79	2.79
Healthcare services	2.70	5.27	5.27
Systems software	2.61	1.88	—
Communications equipment	2.52	—	—
Industrial machinery	2.43	2.22	2.22
Pharmaceuticals	2.42	1.61	1.61
Environmental & facilities services	2.25	3.53	2.55
Electrical components & equipment	2.17	—	—
Commercial printing	2.13	2.13	2.13
Personal products	2.10	1.18	1.18
Computer & electronics retail	1.97	2.39	1.34
Publishing	1.91	—	—
Commodity chemicals	1.81	—	—
Human resource & employment services	1.74	3.59	3.59
Healthcare technology	1.63	—	—
Oil & gas equipment & services	1.63	2.51	2.51
Metal & glass containers	1.63	—	—
Leisure facilities	1.58	—	—
Specialized REITs	1.54	—	—
Trading companies & distributors	1.45	0.73	—
IT consulting & other services	1.44	2.52	3.66
Movies & entertainment	1.42	—	—
Alternative carriers	1.30	—	—
Household appliances	1.25	—	—
Auto Parts & equipment	1.05	1.03	1.03
Data processing & outsourced services	1.00	0.71	1.76
Investment banking & brokerage	0.99	—	—
Specialized consumer services	0.96	0.30	0.30
Household products	0.90	—	—
Oil & gas storage & transportation	0.88	—	—
Specialty chemicals	0.81	0.85	—
Specialty stores	0.71	1.46	1.46
Hypermarkets & super centers	0.51	1.18	0.51
General merchandise stores	0.35	—	—
Food retail	—	1.15	1.82
Distributors	—	2.31	2.31
Real estate services	—	2.19	2.19
Security & alarm services	—	1.42	1.42
Casinos & gaming	—	0.90	0.90
Healthcare distributors	—	0.88	0.88
Fertilizers & agricultural chemicals	—	0.50	0.50
Computer hardware	—	0.24	0.24
Internet software & services	—	—	21.72
Trucking	—	—	0.73
Housewares & specialties	—	—	0.85
	100.00%	100.00%	100.00%

___________________

(1)
As of September 30, 2018, certain industry classifications were modified primarily as a result of changes to industry information provided by a third party source. We disclosed both the revised and previously reported industry classifications as of September 30, 2017 above.

(2)	This industry includes our investment in the OCSI Glick JV.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2018 and September 30, 2017, there were one and three investments, respectively, on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2018 and September 30, 2017 were as follows:

	September 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$564,507,626	99.86%	$554,829,583	99.99%	$564,231,285	96.02%	$553,084,120	98.88%
Cash non-accrual (1)	806,387	0.14	50,000	0.01	23,381,863	3.98	6,292,551	1.12
Total	$565,314,013	100.00%	$554,879,583	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
OCSI Glick JV
In October 2014, we entered into a LLC agreement with GF Equity Funding to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of September 30, 2018 and September 30, 2017, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 31 and 23 portfolio companies as of September 30, 2018 and September 30, 2017, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV entered into the JV Deutsche Bank Facility, which had a reinvestment period end date and maturity date of October 7, 2018 and October 7, 2023, respectively, and permitted borrowings of up to $125.0 million as of September 30, 2018. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV. During the year ended September 30, 2018, the JV Deutsche Bank Facility was amended to (i) decrease the maximum permissible borrowings from $200 million to $125 million, (ii) extend the reinvestment period end date and maturity date to October 7, 2018 and October 7, 2023, respectively, and (iii) decrease the interest rate from the 3-month LIBOR plus 2.5% per annum with no LIBOR floor to the 3-month LIBOR plus 2.3% per annum with no LIBOR floor. The JV Deutsche Bank Facility was further amended on October 4, 2018 to extend the reinvestment period end and maturity date to January 7, 2019 and January 5, 2024, respectively. Under the JV Deutsche Bank Facility, $94.3 million and $56.9 million of borrowings were outstanding as of September 30, 2018 and September 30, 2017, respectively.
As of September 30, 2018 and September 30, 2017, the OCSI Glick JV had total assets of $166.2 million and $126.7 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $58.5 million and $57.6 million in the aggregate at fair value as of September 30, 2018 and September 30, 2017, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2018 and September 30, 2017, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million and $81.6 million in aggregate commitments was funded as of September 30, 2018 and September 30, 2017, respectively, of which

$73.5 million and $71.4 million, respectively, was from us. As of each of September 30, 2018 and September 30, 2017, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million and $14.5 million, respectively, was unfunded. As of each of September 30, 2018 and September 30, 2017, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Senior secured loans (1)	$160,746,402	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.30%	6.92%
Number of borrowers in the OCSI Glick JV	31	23
Largest loan exposure to a single borrower (1)	$7,960,000	$11,267,524
Total of five largest loan exposures to borrowers (1)	$36,442,500	$42,833,696
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	7.03%	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5% cash	7.02%	5,000,000	4,853,898	5,029,700
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5% cash	7.84%	7,000,000	6,930,000	7,028,455
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4% cash	6.16%	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	6.99%	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.39%	3,750,800	3,719,206	3,728,294
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.5% cash	7.74%	3,000,000	2,970,000	2,996,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor) cash	6.89%	3,970,000	3,899,167	3,952,818
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.17%	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.39%	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,970,000	5,915,738	5,992,388
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.64%	2,053,658	2,052,561	2,002,316
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% cash	9.74%	5,000,000	4,976,145	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/13/2021	LIBOR+6.75% (1% floor) cash	8.99%	4,330,233	4,295,307	4,330,288
Gigamon, Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75% cash	6.09%	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.85%	4,732,907	4,712,773	4,718,117
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	8.07%	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	7,960,000	7,808,276	8,077,728
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	4,186,250	4,119,789	4,147,707
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	845,676	835,253	837,883
Total MHE Intermediate Holdings, LLC						5,031,926	4,955,042	4,985,590
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	3,412,500	3,382,166	3,412,500
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4.25% (1% floor) cash	6.39%	6,965,000	6,956,910	7,078,288
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan B	5/8/2025	LIBOR+5.25% cash	7.65%	7,000,000	6,800,665	7,017,500
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.71%	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	6,321,250	6,283,276	6,005,189
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.74%	5,939,699	5,926,444	5,984,248
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor) cash	6.14%	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.15%	3,000,000	2,970,428	3,006,570
Total Portfolio Investments						$160,746,402	$159,310,303	$160,260,951

__________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of September 30, 2018.

OCSI Glick JV Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.82%	$8,160,622	$8,141,224	$8,099,417
Ameritox Ltd. (4)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	2,287,177	2,243,202	265,211
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,287,177	4,537,147	265,211
Ancile Solutions, Inc. (4)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.33%	4,042,355	3,995,621	4,010,198
Aptos, Inc. (4)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.08%	7,920,000	7,790,262	7,840,800
Beyond Trust Software, Inc. (4)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	11,267,524	11,220,478	11,267,116
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.24%	4,950,000	4,938,077	4,917,008
Central Security Group, Inc. (4)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	6.86%	3,876,067	3,880,408	3,892,211
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.58%	2,075,162	2,073,617	2,064,786
Compuware Corporation (4)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	6,279,920	6,225,992	6,358,419
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610,174	4,572,990	4,610,400
Integro Parent Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.06%	4,913,924	4,790,511	4,901,639
Metamorph US 3, LLC (4)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	6,825,900	6,477,372	2,592,115
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan B	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	4,228,750	4,150,304	4,228,752
	Diversified support services	Delayed Draw Term Loan	3/11/2024	LIBOR+5% (1% floor) cash	6.33%	667,510	635,208	667,510
Total MHE Intermediate Holdings, LLC						4,896,260	4,785,512	4,896,262
Motion Recruitment Partners LLC (4)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	8,659,650	8,659,650	8,659,223
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.49%	2,977,041	2,967,620	2,988,205
New Trident Holdcorp, Inc. (4)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.75% (1.25% floor) cash	7.08%	2,018,206	2,000,877	1,453,109
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.34%	5,990,978	5,932,073	5,826,226
Poseidon Merger Sub, Inc. (4)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.81%	3,000,000	2,933,633	3,030,000
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.58%	3,930,134	3,912,198	3,890,832
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	6,386,250	6,338,479	6,306,422
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.24%	1,823,268	1,821,822	1,825,054
Valet Merger Sub, Inc. (4)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	3,920,000	3,877,655	3,919,865
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	1,027,425	1,006,080	1,027,390
Total Valet Merger Sub, Inc.						4,947,425	4,883,735	4,947,255
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	4,126,500	4,099,195	4,095,551
Total Portfolio Investments						$115,964,537	$116,978,493	$108,737,459
__________
(1) Represents the current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(3) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of September 30, 2017.

(5) This investment was on cash non-accrual status as of September 30, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.5 million and $58.5 million, respectively, as of September 30, 2018 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. As of September 30, 2018, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. As of September 30, 2017, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 8.0% per annum. For the years ended September 30, 2018, 2017 and 2016, we earned interest income of $6.1 million, $5.8 million and $5.1 million, respectively, on its investment in the Subordinated Notes, of which $2.2 million, $0.2 million and $0.0 million, respectively, was PIK interest income. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis. We did not earn any dividend income for the year ended September 30, 2018 with respect to our investment in the LLC equity interests of the OCSI Glick JV. We reversed $0.6 million of dividend income previously recorded in prior periods during the year ended September 30, 2017 with respect to our LLC equity interests following a determination that such amounts were no longer collectible. We earned dividend income of $2.7 million for the year ended September 30, 2016 with respect to its LLC equity interests.
Below is certain summarized financial information for the OCSI Glick JV as of September 30, 2018 and September 30, 2017 and for the years ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2018: $159,310,303; cost September 30, 2017: $116,978,493)	$160,260,951	$108,737,459
Cash and cash equivalents	2,055,935	13,891,899
Restricted cash	2,036,487	2,249,575
Due from portfolio companies	53,006	7,653
Other assets	1,781,502	1,791,077
Total assets	$166,187,881	$126,677,663

Senior credit facility payable	$94,281,939	$56,881,939
Subordinated notes payable at fair value (proceeds September 30, 2018: $75,874,536; proceeds September 30, 2017: $73,404,435)	66,871,054	65,836,199
Other liabilities	5,034,888	3,959,525
Total liabilities	$166,187,881	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$166,187,881	$126,677,663

	Year ended September 30, 2018	Year ended September 30, 2017
Selected Statements of Operations Information:
Interest income	$9,823,972	$11,148,203
PIK interest income	—	53,620
Fee income	77,999	160,984
Total investment income	9,901,971	11,362,807
Interest expense	11,433,877	11,055,880
Other expenses	211,874	224,559
Total expenses (1)	11,645,751	11,280,439
Net unrealized appreciation (depreciation)	10,626,928	(2,893,408)
Realized loss on investments	(8,883,148)	(3,873,454)
Net income (loss)	$—	$(6,684,494)
 __________
(1) There are no management fees or incentive fees charged at the OCSI Glick JV.
The OCSI Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Options. The Subordinated Notes are valued based on the total assets less the liabilities senior to the Subordinated Notes of the OCSI Glick JV in an amount not exceeding par under the enterprise value technique.
During the years ended September 30, 2018 and 2017, we did not sell any debt investments to the OCSI Glick JV.

 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) is the difference between the proceeds received from dispositions of investment related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets and liabilities which are carried at fair value during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Years Ended September 30, 2018 and September 30, 2017
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend and other income.
Total investment income for the years ended September 30, 2018 and September 30, 2017 was $47.7 million and $46.6 million, respectively. For the year ended September 30, 2018, this amount primarily consisted of $45.6 million of interest income from portfolio investments (which included $2.2 million of PIK interest) and $2.1 million of fee income. For the year ended September 30, 2017, this amount primarily consisted of $44.9 million of interest income from portfolio investments (which included $0.4 million of PIK interest) and $2.2 million of fee income. The increase of $1.1 million in our total investment income for the year ended September 30, 2018, as compared to the year ended September 30, 2017, was due primarily to a $2.0 million one-time acceleration of interest income in connection with the repayment of our investment in Allen Media LLC and a $0.6 million increase of dividend income, which was primarily attributable to a reversal of dividend income during the year ended September 30, 2017, partially offset by a lower yield on our debt investments.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the year ended September 30, 2018 and September 30, 2017 were $27.9 million and $24.2 million, respectively. The increase of $3.7 million in our net expenses for the year ended September 30, 2018, as compared to the year ended September 30, 2017, was primarily due to a $3.6 million increase in interest expense, which was attributable to a $2.0 million write-off of previously unamortized financing costs in connection with the redemption of our $309.0 million debt securitization, or the 2015 Debt Securitization, and increases in LIBOR, a $1.4 million increase in professional fees (net of insurance recoveries) and a $0.4 million increase in administrator expense, partially offset by a $1.0 million decrease in incentive fees on income (net of fee waivers), which was attributable to lower pre-incentive fee net investment income, and a $0.6 million decrease in general and administrative expenses.
Net Investment Income
As a result of the $1.1 million increase in total investment income and the $3.7 million increase in net expenses, net investment income for the year ended September 30, 2018 decreased by approximately $2.7 million, as compared to the year ended September 30, 2017.
Realized Gain (Loss)
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of investments, secured borrowings and foreign currency and the cost basis without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the year ended September 30, 2018, we recorded an aggregate net realized loss of $27.7 million primarily in connection with the exit of our investments in Ameritox Ltd. and Metamorph US 3, LLC. During the year ended September 30, 2017, we recorded an aggregate net realized loss of $13.4 million primarily in connection with the exit of our investment in the Answers Corporation.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding realized gain (loss) on investments for the years ended September 30, 2018 and September 30, 2017.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the year ended September 30, 2018, we recorded net unrealized appreciation of $28.6 million. For the year ended September 30, 2018, this consisted of $29.0 million of net reclassifications to realized loss (resulting in unrealized appreciation), which was primarily related to the disposal of our investments in Ameritox Ltd. and Metamorph US 3, LLC, and $1.0 million of net unrealized appreciation on equity investments, offset by $1.4 million of net unrealized depreciation on debt investments.
For the year ended September 30, 2017, we recorded net unrealized depreciation of $17.8 million. This consisted of $14.1 million of net unrealized depreciation on debt investments and $12.9 million of net unrealized depreciation on equity investments, both of which were primarily related to the write-downs of three of our investments, offset by $9.2 million of net reclassifications to realized loss (resulting in unrealized appreciation), which was primarily in connection with our disposal of our investment in the Answers Corporation.
Comparison of Years Ended September 30, 2017 and September 30, 2016
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income.
Total investment income for the years ended September 30, 2017 and September 30, 2016 was $46.6 million and $53.4 million, respectively. For the year ended September 30, 2017, this amount primarily consisted of $44.9 million of interest income from portfolio investments (which included $0.4 million of PIK interest) and $2.2 million of fee income. For the year ended September 30, 2016, this amount primarily consisted of $47.6 million of interest income from portfolio investments (which included $0.2 million of PIK interest), $3.1 million of fee income and $2.7 million of dividend income. The decrease of $6.9 million in our total investment income for the year ended September 30, 2017, as compared to the year ended September 30, 2016, was primarily attributable to a lower weighted average annual yield on our debt investments and lower dividend income earned on our investment in OCSI Glick JV. The weighted average annual yield on our debt investments as of September 30, 2017, including the return on the Subordinated Notes, was approximately 7.52%, as compared to 8.58% as of September 30, 2016.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the years ended September 30, 2017 and September 30, 2016 were $24.2 million and $28.1 million, respectively. The decrease of $3.9 million in our net expenses for the year ended September 30, 2017, as compared to the year ended September 30, 2016, was primarily due to a $2.9 million decrease in professional fees (net of insurance recoveries) incurred in connection with proxy-related matters, a $2.0 million decrease in incentive fees on income payable to our investment adviser, which was attributable to lower pre-incentive fee net investment income for the year-over-year period, partially offset by a $1.2 million increase in interest expense attributable to higher interest rates in the current year.
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
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments” in the Consolidated Financial Statements for more details regarding realized gain (loss) on investments and secured borrowings for the years ended September 30, 2017 and September 30, 2016.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net unrealized depreciation on investments and secured borrowings increased from $17.0 million for the year ended September 30, 2016 to $17.8 million for the year ended September 30, 2017. Net unrealized depreciation for the year ended September 30, 2017 was primarily the result of significant write-downs on our investment portfolio, including a $13.6 million write-down on one of our investments. Net unrealized depreciation on investments and secured borrowings for the year ended September 30, 2016 was primarily the result of significant write-downs on our investment portfolio, including $11.9 million of aggregate write-downs on one of our investments and OCSI Glick JV.
Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through (i) equity offerings in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors and (ii) additional debt capital (to the extent permissible under the Investment Company Act). In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. We cannot assure you, however, that our efforts to grow our portfolio will be successful.  For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per share. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. Following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018, over time and under current market conditions, we generally expect to target a debt to equity ratio of 1.20x to 1.60x over the long-term (i.e., one dollar of equity for each $1.20 to $1.60 of debt outstanding).
For the year ended September 30, 2018, we experienced a net decrease in cash and cash equivalents of $25.2 million. During that period, $16.9 million of cash was used in operating activities, primarily consisting of cash used to fund $455.0 million of investments and net revolvers, a decrease in net payables from unsettled transactions of $44.7 million and the cash activities related to $19.8 million of net investment income, partially offset by $464.3 million of principal payments and proceeds from the sale of investments. During the same period, cash used in financing activities was $8.2 million, primarily consisting of $192.1 million of net borrowings under our credit facilities, $180.0 million of net repayments of notes payable under the 2015 Debt Securitization, $18.3 million of cash distributions paid to our stockholders and $1.8 million of deferred financing costs paid.
For the year ended September 30, 2017, we experienced a net increase in cash and cash equivalents of $15.8 million. During that period, $68.8 million of cash was provided by operating activities, primarily consisting of $276.9 million of principal payments and proceeds from the sale of investments and cash activities related to $22.4 million of net investment income, partially offset by cash used to fund $290.6 million of investments and net revolvers. During the same period, cash used in financing activities was $53.0 million, primarily consisting of $24.5 million of net repayments under our credit facilities, $23.2 million of cash distributions paid to our stockholders and $5.0 million of repayments of secured borrowings.
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
As of September 30, 2018, we had $16.4 million of cash and cash equivalents (including $6.0 million of restricted cash), portfolio investments (at fair value) of $556.8 million, $3.1 million of interest, dividends and fees receivable, $3.8 million of net payables from unsettled transactions, $275.1 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $22.8 million. Pursuant to the terms of the Citibank Facility, we are restricted in terms of access to $3.4 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of September 30, 2018, $1.8 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.

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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.19	5,439,519	18,809	159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Quarterly	August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
Citibank Facility
As of September 30, 2018 and 2017, we were able to borrow $180 million and $125 million, respectively, under the Citibank Facility. As of September 30, 2018, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of September 30, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years. In addition, through the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of September 30, 2018, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of September 30, 2018 and September 30, 2017, we had $110.1 million and $76.5 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.264%, 3.559% and 2.838% for the years ended September 30, 2018, 2017 and 2016, respectively. For the years ended September 30, 2018, 2017 and 2016, we recorded interest expense of $4.2 million, $4.2 million and $4.1 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of September 30, 2018, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate. The East West Bank Facility matures on January 6, 2021. As of September 30, 2018, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2018 and September 30, 2017, we had $8.0 million and $6.5 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.949% and 4.633% for the years ended September 30, 2018 and September 30, 2017, respectively. Our borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.857% for the period from January 6, 2016 through September 30, 2016. For the years ended September 30, 2018 and September 30, 2017, we recorded interest expense of $0.6 million and $0.5 million, respectively, related to the East West Bank Facility. For the period from January 6, 2016 through September 30, 2016, the Company recorded interest expense of $0.4 million related to the East West Bank Facility.
Deutsche Bank Facility
On September 24, 2018, OCSI Senior Funding Ltd., our wholly-owned subsidiary, entered into the Deutsche Bank Facility with us as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.
Under the Deutsche Bank Facility, as of September 30, 2018, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through March 24, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of six months from the termination of the revolving period, the occurrence of an event of default or completion of a securitization transaction.
Prior to the end of the revolving period, borrowings under the Deutsche Bank Facility will bear interest at a rate equal to the three-month LIBOR plus 1.90%, following which the interest rate will reset to three-month LIBOR plus 2.05% for the remaining term of the Deutsche Bank Facility. No up-front commitment fees were paid by us in connection with the Deutsche Bank Facility. There is a non-usage fee of 0.25% per annum payable on the undrawn amount under the Deutsche Bank Facility through December 24, 2018, following which the non-usage fee increases to 0.50% per annum for the remaining term of the Deutsche Bank Facility.
The Deutsche Bank Facility is secured by all of the assets held by OCSI Senior Funding Ltd. OCSI Senior Funding Ltd. has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including indirectly under the Deutsche Bank Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of September 30, 2018, we had $157.0 million outstanding under the Deutsche Bank Facility. For the period from September 24, 2018 to September 30, 2018, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.266%, and we recorded interest expense of $0.1 million.
Debt Securitization
In connection with entry into the Deutsche Bank Facility, on September 24, 2018, FS Senior Funding Ltd. and FS Senior Funding CLO LLC redeemed all outstanding senior secured notes issued in the 2015 Debt Securitization pursuant to the terms of the indenture governing the senior secured notes and the revocable notice issued by us on August 14, 2018. Following such redemption, the agreements governing the 2015 Debt Securitization were terminated and FS Senior Funding Ltd. was merged with and into OCSI Senior Funding Ltd. with OCSI Senior Funding Ltd. continuing as the surviving entity. The senior secured notes would have otherwise matured on May 28, 2025. We expensed $2.0 million of previously unamortized financing costs in connection with the redemption of the 2015 Debt Securitization.
Prior to September 24, 2018, the 2015 Debt Securitization consisted of $126.0 million Class A-T Senior Secured 2015 Notes which bore interest at three-month LIBOR plus 1.80%; $29.0 million Class A-S Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 1.55%, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes which bore interest at a rate of commercial paper, or CP, plus 1.80%, or, collectively, the Class A 2015 Notes; and $25.0 million Class B Senior Secured 2015 Notes which bore interest at a rate of three-month LIBOR plus 2.65% per annum, which were issued in a private placement. Prior to September 24, 2018, we retained the entire $22.6 million of Class C Senior Secured 2015 Notes (which we purchased at 98.0% of par value) and the entire $86.4 million of Subordinated 2015 Notes.
For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Interest expense	$7,123,152	$5,741,534	$4,668,947
Loan administration fees	93,209	69,514	79,882
Amortization of debt issuance costs	2,224,132	290,104	290,104
Total interest and other debt financing expenses	$9,440,493	$6,101,152	$5,038,933
Cash paid for interest expense	$8,469,735	$5,449,738	$5,136,063
Annualized average interest rate	4.170%	3.425%	2.466%
Average outstanding balance	$176,875,000	$180,462,192	$181,782,413
The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-T, Class A-S, Class A-R, Class B and Class C Senior Secured 2015 Notes for the years ended September 30, 2018 and 2017 are as follows:

				Year ended September 30, 2018		Year ended September 30, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	4.1370%	180		$5,497,980	$4,634,085	$3,487,268	$3,664,619
Class A-S Notes	4.4370%	210	(1)	1,371,258	1,151,922	850,073	926,401
Class A-R Notes	4.1370%	180	(2)	251,086	207,373	205,027	207,900
Class B Notes	4.9870%	265		1,349,411	1,129,772	907,370	942,614
Class C Notes	5.5870%	325	(3)	—	—	—	—
Total				$8,469,735	$7,123,152	$5,449,738	$5,741,534
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee.
(3) We held all Class C 2015 Senior Secured Notes outstanding and thus have not recorded any related interest expense as they were eliminated in consolidation.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2018 and September 30, 2017, our only off-balance sheet arrangements consisted of $22.8 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of September 30, 2018 and September 30, 2017 is shown in the table below:

	September 30, 2018	September 30, 2017
OCSI Glick JV LLC	$13,998,029	$16,159,368
MHE Intermediate Holdings	3,901,478	6,749,698
Asset International	2,500,000	—
CircusTrix Holdings	1,070,055	—
Internet Pipeline, Inc.	800,000	800,000
iCIMs, Inc.	294,118	—
GKD Index Partners, LLC	111,111	—
Ministry Brands, LLC	70,000	1,857,967
4 Over International, LLC	68,452	68,452
Triple Point Group Holdings, Inc.	—	4,968,590
Valet Merger Sub, Inc.	—	833,333
Motion Recruitment Partners LLC	—	2,900,000
PowerPlan, Inc.	—	2,100,000
Impact Sales, LLC	—	1,078,125
Metamorph US 3, LLC	—	720,000
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Systems Inc.	—	600,000
Sailpoint Technologies, Inc.	—	300,000
Total	$22,813,243	$43,540,533
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility, the Deutsche Bank Facility and the 2015 Debt Securitization:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of September 30, 2018	Weighted average debt outstanding for the year ended September 30, 2018	Maximum debt outstanding for the year ended September 30, 2018
Citibank Facility	$76,456,800	$110,056,800	$80,119,022	$117,056,800
Deutsche Bank Facility	—	157,000,000	2,747,222	180,000,000
East West Bank Facility	6,500,000	8,000,000	9,519,444	22,000,000
2015 Debt Securitization	180,000,000	—	177,375,000	183,000,000
Total debt	$262,956,800	$275,056,800	$269,760,688

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of September 30, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank Facility	$110,056,800	$—	$—	$110,056,800	$—
Interest due on Citibank Facility	23,120,501	4,816,771	9,633,542	8,670,188	—
Deutsche Bank Facility	157,000,000	157,000,000	—	—	—
Interest due on Deutsche Bank Facility	6,588,109	6,588,109	—	—	—
East West Bank Facility	8,000,000	—	8,000,000	—	—
Interest due on East West Bank Facility	928,650	408,875	519,775	—	—
Total	$305,694,060	$168,813,755	$18,153,317	$118,726,988	$—
Regulated Investment Company Status and Distributions
We have qualified and elected to be treated as a RIC under Subchapter M of the Code for tax purposes. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income (determined without regard to any deduction for dividends paid) or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
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
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. The covenants under the respective documents governing the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility could, under certain circumstances, hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a Business Development Company under the Investment Company Act and due to provisions in our credit facilities and debt instruments. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2018, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2018	83.1%	—
We have adopted a DRIP that provides for the reinvestment of any distributions that we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors declares a cash distribution, then our stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving a cash distribution. If our shares are trading at a premium to net asset value, we typically issue new shares to implement the DRIP, with such shares issued at the greater of the most recently computed net asset value per share of our common stock or 95% of the current market value per share of our common stock on the payment date for such distribution. If our shares are trading at a discount to net asset value, we typically purchase shares in the open market in connection with our obligations under the DRIP.
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Advisers Act that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions - Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
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
We served as collateral manager to FS Senior Funding Ltd. under a collateral management agreement in connection with the 2015 Debt Securitization and were entitled to receive a fee for providing these services. We retained a sub-collateral manager, which was Oaktree from October 17, 2017 to September 24, 2018, to provide collateral management sub-advisory services to us pursuant to a sub-collateral management agreement. The sub-collateral manager was entitled to receive 100% of the collateral management fees paid to us under the collateral management agreement, but Oaktree irrevocably waived its right to such sub-collateral management fees in respect of the 2015 Debt Securitization.
Recent Developments
Distribution Declaration
On November 19, 2018, our Board of Directors declared a quarterly distribution of $0.155 per share, payable on December 28, 2018 to stockholders of record on December 17, 2018.
Recently Issued Accounting Standards
See “Note 2. Significant Accounting Policies” in the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors, with the assistance of the Audit Committee and the Adviser. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
Interest Rate Risk
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
As of September 30, 2018, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$17,024,270	$(8,251,704)	$8,772,566
200	11,349,513	(5,501,136)	5,848,377
100	5,674,757	(2,750,568)	2,924,189

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(5,674,757)	$2,750,568	$(2,924,189)
200 (1)	(8,377,528)	5,501,136	(2,876,392)
 __________
(1) The effect of a 200 basis point decrease or greater is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2018 and September 30, 2017:

	September 30, 2018		September 30, 2017
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$13,812,673	$—	$43,012,387	$—
Prime rate	5,520,146	—	490,693	—
LIBOR:
30 day	317,598,350	8,000,000	218,782,104	6,500,000
60 day	—	—	32,508,060	—
90 day	220,128,521	267,056,800	340,420,366	256,456,800
180 day	23,403,305	—	—	—
360 day	3,345,594	—	—	—
Fixed rate	—	—	—	—
Total	$583,808,589	$275,056,800	$635,213,610	$262,956,800

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Strategic Income Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Oaktree Strategic Income Corporation (the Company), including the consolidated schedule of investments, as of September 30, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018, and the results of its operations, changes in its net assets, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018, by correspondence with the custodians, syndication agents and the underlying investee companies and by other appropriate auditing procedures where confirmation was not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Los Angeles, CA
November 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Strategic Income Corporation

Opinion on Internal Control over Financial Reporting

We have audited Oaktree Strategic Income Corporation’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Strategic Income Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company, including the consolidated schedule of investments, as of September 30, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes and our report dated November 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California
November 28, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oaktree Strategic Income Corporation

In our opinion, the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2017 and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2017 present fairly, in all material respects, the financial position of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.) and its subsidiaries as of September 30, 2017 , and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2017 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities as of September 30, 2017 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmation had not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
December 8, 2017

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2018	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost September 30, 2018: $73,501,970; cost September 30, 2017: $71,340,632)	$58,512,170	$57,606,674
Affiliate investments (cost September 30, 2018: $0; cost September 30, 2017: $17,479,053)	—	935,913
Non-control/Non-affiliate investments (cost September 30, 2018: $499,423,794; cost September 30, 2017: $516,270,639)	498,329,658	501,894,073
Total investments at fair value (cost September 30, 2018: $572,925,764; cost September 30, 2017: $605,090,324)	556,841,828	560,436,660
Cash and cash equivalents	10,439,023	35,604,127
Restricted cash	5,992,764	7,408,260
Interest, dividends and fees receivable	3,139,334	3,014,075
Due from portfolio companies	167,946	286,260
Receivables from unsettled transactions	5,143,533	505,000
Deferred financing costs	2,469,675	1,222,933
Derivative asset at fair value	45,807	—
Other assets	891,960	185,336
Total assets	$585,131,870	$608,662,651
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$649,781	$482,877
Base management fee and incentive fee payable	1,915,682	2,236,187
Due to affiliate	1,700,952	450,517
Interest payable	1,130,735	1,996,171
Payables from unsettled transactions	8,932,500	49,029,789
Director fees payable	—	98,008
Credit facilities payable	275,056,800	82,956,800
Notes payable (net of $0 and $2,224,132 of unamortized financing costs as of September 30, 2018 and September 30, 2017, respectively)	—	177,775,868
Total liabilities	289,386,450	315,026,217
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of September 30, 2018 and September 30, 2017	294,668	294,668
Additional paid-in-capital	370,751,389	373,995,934
Accumulated overdistributed earnings	(75,300,637)	(80,654,168)
Total net assets (equivalent to $10.04 and $9.97 per common share as of September 30, 2018 and September 30, 2017, respectively) (Note 12)	295,745,420	293,636,434
Total liabilities and net assets	$585,131,870	$608,662,651
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Interest income:
Control investments	$3,970,056	$5,541,299	$5,065,350
Affiliate investments	—	331,804	182,194
Non-control/Non-affiliate investments	39,139,739	38,489,924	42,152,565
Interest on cash and cash equivalents	273,552	166,896	68,630
Total interest income	43,383,347	44,529,923	47,468,739
PIK interest income:
Control investments	2,161,339	223,125	—
Affiliate investments	—	164,331	91,097
Non-control/Non-affiliate investments	26,059	20,965	75,968
Total PIK interest income	2,187,398	408,421	167,065
Fee income:
Affiliate investments	14,822	9,647	6,296
Non-control/Non-affiliate investments	2,084,980	2,199,909	3,071,634
Total fee income	2,099,802	2,209,556	3,077,930
Dividend and other income:
Control investments	—	(576,044)	2,712,500
Total dividend and other income	—	(576,044)	2,712,500
Total investment income	47,670,547	46,571,856	53,426,234
Expenses:
Base management fee	5,657,786	5,654,699	6,134,304
Part I incentive fee	2,923,076	3,236,320	5,211,729
Professional fees	2,691,950	1,515,536	4,193,532
Directors fees	479,093	538,072	546,300
Interest expense	14,379,881	10,769,842	9,594,441
Administrator expense	1,085,819	661,170	504,299
General and administrative expenses	1,383,871	2,030,756	1,955,177
Total expenses	28,601,476	24,406,395	28,139,782
Fees waived	(702,261)	(6,232)	(6,232)
Insurance recoveries	—	(250,000)	—
Net expenses	27,899,215	24,150,163	28,133,550
Net investment income	19,771,332	22,421,693	25,292,684
Unrealized appreciation (depreciation) on investments and foreign currency:
Control investments	(1,255,842)	(5,933,119)	(5,979,787)
Affiliate investments	16,543,140	(13,595,800)	(2,947,340)
Non-control/Non-affiliate investments	13,282,430	1,739,837	(8,067,972)
Foreign currency forward contract	45,807	—	—
Net unrealized appreciation (depreciation) on investments and foreign currency	28,615,535	(17,789,082)	(16,995,099)
Net unrealized (appreciation) depreciation on secured borrowings	—	(14,575)	14,575
Realized gain (loss) on investments, secured borrowings and foreign currency:
Affiliate investments	(15,914,916)	—	—
Non-control/Non-affiliate investments	(11,675,522)	(13,384,915)	(12,769,777)
Foreign currency forward contract	(123,380)	—	—
Net realized loss on investments, secured borrowings and foreign currency	(27,713,818)	(13,384,915)	(12,769,777)
Net increase (decrease) in net assets resulting from operations	$20,673,049	$(8,766,879)	$(4,457,617)
Net investment income per common share — basic and diluted	$0.67	$0.76	$0.86
Earnings (loss) per common share — basic and diluted (Note 5)	$0.70	$(0.30)	$(0.15)
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Operations:
Net investment income	$19,771,332	$22,421,693	$25,292,684
Net unrealized appreciation (depreciation) on investments and foreign currency	28,615,535	(17,789,082)	(16,995,099)
Net unrealized (appreciation) depreciation on secured borrowings	—	(14,575)	14,575
Net realized loss on investments, secured borrowings and foreign currency	(27,713,818)	(13,384,915)	(12,769,777)
Net increase (decrease) in net assets resulting from operations	20,673,049	(8,766,879)	(4,457,617)
Stockholder transactions:
Distributions to stockholders	(16,452,988)	(23,426,081)	(26,520,092)
Tax return of capital	(2,111,075)	—	—
Net decrease in net assets from stockholder transactions	(18,564,063)	(23,426,081)	(26,520,092)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	281,737	270,630	650,402
Repurchases of common stock under dividend reinvestment plan	(281,737)	(270,630)	(650,402)
Net change in net assets from capital share transactions	—	—	—
Total increase (decrease) in net assets	2,108,986	(32,192,960)	(30,977,709)
Net assets at beginning of period	293,636,434	325,829,394	356,807,103
Net assets at end of period	$295,745,420	$293,636,434	$325,829,394
Net asset value per common share	$10.04	$9.97	$11.06
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Operating activities:
Net increase (decrease) in net assets resulting from operations	$20,673,049	$(8,766,879)	$(4,457,617)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments and foreign currency	(28,615,535)	17,789,082	16,995,099
Net unrealized appreciation (depreciation) on secured borrowings	—	14,575	(14,575)
Net realized losses on investments, secured borrowings and foreign currency	27,713,818	13,384,915	12,769,777
PIK interest income	(2,187,398)	(408,421)	(88,839)
Deferred fee income	182,004	(19,280)	(17,170)
Accretion of original issue discount on investments	(2,846,469)	(3,945,886)	(1,924,087)
Amortization of deferred financing costs	2,745,365	1,255,304	874,680
Purchases of investments and net revolver activity	(455,031,026)	(290,578,883)	(286,134,332)
Principal payments received on investments (scheduled payments)	13,692,951	16,222,229	12,221,079
Principal payments received on investments (payoffs)	232,256,819	215,278,210	132,931,016
Proceeds from the sale of investments	218,383,861	45,445,755	163,290,550
Changes in operating assets and liabilities:
Decrease in restricted cash	1,415,496	1,628,578	2,221,958
(Increase) decrease in interest, dividends and fees receivable	(125,259)	1,565,860	(1,796,556)
(Increase) decrease in due from portfolio companies	118,314	50,169	(324,842)
(Increase) decrease in receivables from unsettled transactions	(4,638,533)	12,364,092	5,671,964
(Increase) in other assets	(706,624)	(36,844)	(115,276)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	166,904	(763,409)	(665,313)
Increase (decrease) in base management fee and incentive fee payable	(320,505)	(751,534)	932,542
Increase in due to affiliate	1,250,435	48,444	22,432
Increase (decrease) in interest payable	(865,436)	197,518	129,641
Increase (decrease) in payables from unsettled transactions	(40,097,289)	49,029,789	(11,809,500)
Increase (decrease) in amounts payable to syndication partners	—	(18,750)	18,750
Increase (decrease) in director fees payable	(98,008)	(138,267)	183,625
Net cash provided by (used in) operating activities	(16,933,066)	68,846,367	40,915,006
Financing activities:
Distributions paid in cash	(18,282,326)	(23,155,451)	(25,869,690)
Borrowings under credit facilities	311,000,000	55,500,000	16,267,000
Repayments of borrowings under credit facilities	(118,900,000)	(79,970,000)	(45,500,000)
Repayments of secured borrowings	—	(5,000,000)	—
Proceeds from issuance of notes payable	3,000,000	7,500,000	29,715,000
Repayments of notes payable	(183,000,000)	(7,500,000)	(36,081,000)
Repurchases of common stock under dividend reinvestment plan	(281,737)	(270,630)	(650,402)
Deferred financing costs paid	(1,767,975)	(125,000)	(450,374)
Net cash used in financing activities	(8,232,038)	(53,021,081)	(62,569,466)
Net increase (decrease) in cash and cash equivalents	(25,165,104)	15,825,286	(21,654,460)
Cash and cash equivalents, beginning of period	35,604,127	19,778,841	41,433,301
Cash and cash equivalents, end of period	$10,439,023	$35,604,127	$19,778,841
Supplemental information:
Cash paid for interest	$12,499,952	$9,317,020	$8,590,120
Non-cash operating activities:
Purchase of investment from restructuring	$—	$—	$(12,559,122)
Proceeds from investment restructuring	$—	$—	$12,559,122
Exchange of investments	$—	$—	$1,325,000
Non-cash financing activities:
Proceeds from unsettled secured borrowings	$—	$—	$5,000,000
Issuance of shares of common stock under dividend reinvestment plan	$281,737	$270,630	$650,402
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Control Investments (3)
OCSI Glick JV LLC (6)(11)(13)		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021 (7)	8.59%		$66,390,220	$66,390,219	$58,512,170
87.5% equity interest (16)				7,111,751	—
				73,501,970	58,512,170
Total Control Investments (19.8% of net assets)				$73,501,970	$58,512,170

Non-Control/Non-Affiliate Investments (5)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (7)	8.24%		5,731,236	$5,661,123	$5,730,743
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (7)(10)				(502)	(6)
				5,660,621	5,730,737
99 Cents Only Stores, LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% (1% floor) cash 1.5% PIK due 1/13/2022 (7)(14)	7.35%		2,006,060	1,866,494	1,940,863
				1,866,494	1,940,863
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (7)(14)	6.74%		6,982,500	6,916,677	6,950,485
				6,916,677	6,950,485
AI Ladder (Luxembourg) Subco S.a.r.l (6)		Electrical components & equipment
First Lien Term Loan B, LIBOR+4.5% cash due 7/9/2025 (7)(14)	7.02%		12,000,000	11,649,358	12,071,280
				11,649,358	12,071,280
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan B, LIBOR+5.5% cash due 8/1/2025 (7)(14)	7.84%		4,879,000	4,830,210	4,898,833
				4,830,210	4,898,833
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/29/2020 (7)	9.31%		24,799,927	24,799,900	22,535,595
				24,799,900	22,535,595
Allen Media, LLC		Movies & entertainment
First Lien Term Loan B, LIBOR+6.5% (1% floor) cash due 8/30/2023 (7)	8.81%		5,000,000	4,875,899	4,868,750
				4,875,899	4,868,750
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (7)	9.39%		9,168,620	9,005,809	9,113,608
				9,005,809	9,113,608
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (7)(14)	6.64%		646,200	642,794	651,056
				642,794	651,056
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.5% cash due 7/23/2025 (7)(14)	7.74%		11,000,000	10,890,000	10,986,250
				10,890,000	10,986,250
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Aretec Group, Inc.		Investment banking & brokerage
First Lien Term Loan B1, PRIME+3.25% (1% floor) cash due 11/23/2020 (7)(14)	8.50%		$5,490,146	$5,525,388	$5,500,440
				5,525,388	5,500,440
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/30/2024 (7)	6.89%		13,895,000	13,647,085	13,834,862
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022 (7)	6.89%		625,000	571,947	611,475
				14,219,032	14,446,337
Avantor Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 11/21/2024 (7)(14)	6.24%		4,962,500	4,958,640	5,028,799
				4,958,640	5,028,799
Avaya, Inc.		Communications equipment
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 12/15/2024 (7)(14)	6.41%		9,925,000	9,823,325	10,025,044
				9,823,325	10,025,044
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.5% due 7/31/2025 (7)(14)	6.74%		8,977,500	8,933,303	9,084,108
				8,933,303	9,084,108
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 2/12/2026 (7)(14)	9.41%		6,000,000	5,972,286	6,082,500
				5,972,286	6,082,500
BeyondTrust Holdings LLC		Application software
500,000 Class A membership interests				500,000	1,758,950
				500,000	1,758,950
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/15/2026 (7)(14)	9.38%		4,375,000	4,329,703	4,424,219
				4,329,703	4,424,219
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 11/14/2023 (7)	8.82%		13,651,323	13,527,955	13,514,811
				13,527,955	13,514,811
Chloe Ox Parent LLC		Healthcare services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/23/2024 (7)(14)	6.89%		10,945,000	10,845,368	10,986,044
				10,845,368	10,986,044
Cincinnati Bell Inc. (6)		Integrated telecommunication services
First Lien Term Loan B, LIBOR+3.25% (1% floor) cash due 10/02/2024 (7)(14)	5.49%		3,000,000	3,003,693	3,010,305
				3,003,693	3,010,305
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)	7.96%		8,154,712	8,086,543	8,083,073
First Lien Delayed Draw Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)	7.74%		711,587	696,693	695,935
				8,783,236	8,779,008
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (7)(14)	7.24%		$9,825,000	$9,774,839	$8,040,141
				9,774,839	8,040,141
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 10/31/2024 (7)(14)	6.24%		4,987,500	4,965,491	5,007,774
				4,965,491	5,007,774
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2020 (7)	6.89%		3,682,754	3,682,754	3,573,015
				3,682,754	3,573,015
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 11/30/2023 (7)	6.74%		6,091,500	6,000,552	6,106,729
				6,000,552	6,106,729
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 5/9/2025 (7)(14)	6.14%		6,982,500	6,949,295	7,043,597
				6,949,295	7,043,597
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% cash due 5/1/2026 (7)(14)	9.74%		5,000,000	4,976,146	5,025,000
				4,976,146	5,025,000
Flight Bidco Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.5% cash due 7/23/2025 (7)(14)	5.84%		7,228,916	7,193,230	7,237,952
				7,193,230	7,237,952
Frontier Communications Corporation (6)		Integrated telecommunication services
First Lien Term Loan A, LIBOR+2.75% cash due 3/31/2021 (7)(14)	5.00%		2,957,746	2,893,453	2,908,766
				2,893,453	2,908,766
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 6/29/2023 (7)	9.64%		9,376,389	9,287,452	9,282,625
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 6/29/2023 (7)	9.60%		333,333	329,118	328,889
				9,616,570	9,611,514
GOBP Holdings Inc.		Hypermarkets & super centers
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (7)(14)	10.49%		2,828,571	2,800,762	2,842,714
				2,800,762	2,842,714
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% (1% floor), cash due 9/12/2024 (7)	8.64%		4,705,882	4,612,581	4,611,765
First Lien Revolver, LIBOR+6.50% (1% floor), cash due 9/12/2024 (7)(10)				(5,831)	(5,882)
				4,606,750	4,605,883

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Indivior Finance S.a.r.l (6)		Pharmaceuticals
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 12/19/2022 (7)(14)	6.85%		$6,626,069	$6,603,250	$6,605,363
				6,603,250	6,605,363
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022 (7)	7.00%		12,975,681	12,964,018	12,975,681
First Lien Revolver, LIBOR+4.75% cash due 08/4/2021 (7)				—	—
				12,964,018	12,975,681
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan B, LIBOR+5.0% (1% floor) cash due 10/20/2023 (7)(14)	7.51%		3,903,305	3,903,306	3,927,701
				3,903,306	3,927,701
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/31/2021 (7)	7.32%		5,197,500	5,162,307	5,216,991
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (7)	10.84%		280,000	280,000	283,850
				5,442,307	5,500,841
KIK Custom Products Inc. (6)		Household products
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 5/15/2023 (7)(14)	6.24%		5,000,000	5,032,864	4,984,375
				5,032,864	4,984,375
Lannett Company, Inc. (6)		Pharmaceuticals
First Lien Term Loan B, LIBOR+5.375% (1% floor) cash due 11/25/2022 (7)(14)	7.62%		7,768,507	7,786,308	6,855,746
				7,786,308	6,855,746
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	203,295
				—	203,295
McAfee, LLC		Systems software
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2024 (7)(14)	6.74%		6,930,000	6,870,386	6,995,592
				6,870,386	6,995,592
McDermott Technology (Americas) Inc. (6)		Oil & gas equipment & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 5/12/2025 (7)(14)	7.24%		8,955,000	8,785,515	9,087,444
				8,785,515	9,087,444
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (7)	7.39%		11,656,432	11,473,296	11,549,111
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (7)	7.32%		1,353,038	1,124,091	1,304,659
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (7)	7.39%		2,373,472	2,400,516	2,351,619
				14,997,903	15,205,389
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (7)	11.75%		$1,568,067	$1,551,179	$1,575,619
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (7)	11.75%		431,933	427,282	434,013
First Lien Revolver, PRIME+4% (1% floor) cash due 12/2/2022 (7)	9.25%		30,000	29,139	30,000
				2,007,600	2,039,632
Monitronics International, Inc.		Specialized consumer services
First Lien Term Loan B2, LIBOR+5.5% (1% floor) cash due 9/30/2022 (7)(14)	7.89%		5,490,805	5,492,997	5,370,007
				5,492,997	5,370,007
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (7)	8.40%		11,700,000	11,595,993	11,700,000
				11,595,993	11,700,000
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (7)(15)			1,000,000	806,387	50,000
				806,387	50,000
OCI Beaumont LLC (6)		Commodity chemicals
First Lien Term Loan B, LIBOR+4% cash due 3/13/2025 (7)(14)	6.39%		4,975,000	4,969,221	5,055,918
				4,969,221	5,055,918
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (7)(14)	6.89%		3,900,202	3,885,170	3,824,636
				3,885,170	3,824,636
Peraton Corp.		Aerospace & defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/29/2024 (7)(14)	7.64%		6,418,750	6,393,205	6,394,680
				6,393,205	6,394,680
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 9/15/2023 (7)	8.07%		10,000,000	9,900,604	9,950,000
				9,900,604	9,950,000
PSI Services LLC		Human resource & employment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (7)	7.24%		6,669,280	6,595,298	6,673,261
				6,595,298	6,673,261
R1 RCM Inc. (6)		Healthcare services
First Lien Term Loan B, LIBOR+5.25% cash due 5/8/2025 (7)	7.43%		4,000,000	3,886,229	4,010,000
				3,886,229	4,010,000
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025 (7)	6.89%		10,500,000	10,395,000	10,618,125
				10,395,000	10,618,125
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (7)(14)	7.99%		5,894,494	5,814,167	5,982,912
				5,814,167	5,982,912

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Sandvine Corporation (6)		Communications equipment
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 9/21/2022 (7)(14)	7.99%		$3,969,925	$3,974,283	$3,984,812
				3,974,283	3,984,812
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025 (7)(14)	7.75%		8,000,000	7,880,000	8,030,000
				7,880,000	8,030,000
Sophia, L.P.		Systems software
First Lien Term Loan B, LIBOR+3.25% (1% floor) cash due 9/30/2022 (7)(14)	5.64%		1,453,087	1,449,504	1,461,116
				1,449,504	1,461,116
TravelCLICK, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (7)	9.99%		1,147,152	1,124,362	1,147,152
				1,124,362	1,147,152
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (7)(14)	6.74%		2,969,849	2,963,247	2,992,123
				2,963,247	2,992,123
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/22/2024 (7)(14)	5.96%		5,798,600	5,810,752	5,823,070
				5,810,752	5,823,070
TV Borrower US, LLC (6)		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (7)(14)	7.14%		1,906,643	1,899,304	1,913,602
				1,899,304	1,913,602
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan B, LIBOR+3.25% (1% floor) cash due 8/18/2023 (7)(14)	5.50%		2,992,386	2,995,985	3,013,662
				2,995,985	3,013,662
Ultra Resources, Inc. (6)		Oil & gas exploration & production
First Lien EXIT Term Loan, LIBOR+3% cash due 4/12/2024 (7)(14)	5.17%		5,000,000	4,707,408	4,519,800
				4,707,408	4,519,800
Uniti Group LP (6)		Specialized REITs
First Lien Term Loan B, LIBOR+3% (1% floor) cash due 10/24/2022 (7)(14)	5.24%		8,939,470	8,662,946	8,567,364
				8,662,946	8,567,364
UOS, LLC		Trading companies & distributors
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (7)(14)	7.74%		7,909,900	8,066,137	8,097,760
				8,066,137	8,097,760
Veritas US Inc.		Application software
First Lien Term Loan B-1, LIBOR+4.5% (1% floor) cash due 1/27/2023 (7)(14)	6.78%		12,943,283	13,062,585	12,639,957
				13,062,585	12,639,957
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 8/27/2025 (7)(14)	6.74%		9,000,000	8,932,500	9,091,890
				8,932,500	9,091,890

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (7)(14)	9.12%		$10,000,000	$9,929,758	$10,075,000
				9,929,758	10,075,000
Windstream Services, LLC (6)		Integrated telecommunication services
First Lien Term Loan B6, LIBOR+4% (0.75% floor) cash due 3/29/2021 (7)(14)	6.16%		7,403,715	7,141,079	7,098,312
				7,141,079	7,098,312
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/27/2025 (7)(14)	7.24%		14,925,000	14,789,478	14,906,418
				14,789,478	14,906,418
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 4/30/2025 (7)(14)	6.21%		4,500,000	4,488,934	4,534,695
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (7)(14)	10.15%		1,000,000	990,142	1,002,190
				5,479,076	5,536,885
Zep Inc.		Specialty chemicals
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 8/12/2024 (7)(14)	6.39%		4,702,500	4,740,634	4,487,948
				4,740,634	4,487,948
Zephyr Bidco Limited (6)		Specialized finance
First Lien Term Loan B1, UK LIBOR+4.75% cash due 7/23/2025 (7)(14)	5.47%		£5,000,000	6,667,495	6,541,082
				6,667,495	6,541,082
Total Non-Control/Non-Affiliate Investments (168.5% of net assets)				$499,423,794	$498,329,658
Total Portfolio Investments (188.3% of net assets)				$572,925,764	$556,841,828
Total Cash and Cash Equivalents (3.5% of net assets)				$10,439,023	$10,439,023
Total Portfolio Investments, Cash and Cash Equivalents (191.8% of net assets)				$583,364,787	$567,280,851

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	J.P. Morgan	$45,807
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the Investment Company Act of 1940, as amended ("Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.

(5)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities

(6)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2018, qualifying assets represented 73.6% of the Company's total assets and non-qualifying assets represented 26.4% of the Company's total assets.

(7)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59%, the PRIME at 5.25% and the 30-day UK LIBOR at 0.72%.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

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

(11)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(12)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(13)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(14)
As of September 30, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments, with the exception of investments valued using net asset value as a practical expedient, are categorized as Level 3 as of September 30, 2018 and were valued using significant unobservable inputs.

(15)	This investment was on cash non-accrual status as of September 30, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(16)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(17)	As of September 30, 2018, certain industry classifications were modified primarily as a result of changes to industry information provided by a third party source.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry (19)	Principal (5)	Cost	Fair Value
Control Investments (3)
OCSI Glick JV LLC (7)(12)(15)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021 (8)	9.23%		$64,228,881	$64,228,881	$57,606,674
87.5% equity interest (17)				7,111,751	—
				71,340,632	57,606,674
Total Control Investments (19.6% of net assets)				$71,340,632	$57,606,674
Affiliate Investments (4)
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (8)(13)(18)	6.33%		8,071,313	$7,906,087	$935,913
3,309,873.6 Class A Preferred Units in Ameritox Holdings II, LLC				3,309,874	—
327,393.6 Class B Preferred Units in Ameritox Holdings II, LLC				327,394	—
1,007.36 Class A Units in Ameritox Holdings II, LLC				5,935,698	—
				17,479,053	935,913
Total Affiliate Investments (0.3% of net assets)				$17,479,053	$935,913

Non-Control/Non-Affiliate Investments (6)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (8)(13)	7.24%		5,850,412	$5,804,485	$5,850,463
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (8)(11)				(502)	—
				5,803,983	5,850,463
Accudyne Industries, LLC		Oil & gas equipment & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (8)(16)	5.01%		14,000,000	14,057,018	14,052,500
				14,057,018	14,052,500
Allied Universal Holdco, LLC (f/k/a USAGM Holdco, LLC)		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (8)(16)	5.08%		7,979,747	8,018,318	7,972,286
				8,018,318	7,972,286
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/29/2020 (8)(13)	8.77%		25,839,538	25,839,538	23,192,266
				25,839,538	23,192,266
Alphabet Holding Company, Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/26/2024 (8)	4.83%		5,000,000	4,975,000	4,948,950
				4,975,000	4,948,950
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (8)(13)	8.33%		9,881,312	9,664,392	9,802,707
				9,664,392	9,802,707
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (8)(13)	5.59%		11,243,500	11,170,440	11,323,161
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (8)	10.84%		200,000	197,320	201,750
				11,367,760	11,524,911
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 9/1/2022 (8)(13)	8.08%		5,940,000	5,842,031	5,880,600
				5,842,031	5,880,600
Bass Pro Group, LLC		Specialty stores
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/15/2023 (8)	6.24%		6,000,000	5,877,353	5,667,480
				5,877,353	5,667,480
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry (19)	Principal (5)	Cost	Fair Value
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(13)	8.33%		$16,384,644	$16,255,828	$16,384,050
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (8)(11)				(21,305)	(130)
0.33% Class A membership interests in BeyondTrust Holdings LLC				500,000	628,846
				16,734,523	17,012,766
BJ's Wholesale Club, Inc.		Hypermarkets & super centers
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 1/26/2024 (8)(16)	4.98%		2,992,500	2,996,051	2,876,002
				2,996,051	2,876,002
Cardenas Markets LLC		Food retail
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 11/29/2023 (8)(13)	7.08%		3,275,250	3,246,405	3,254,780
				3,246,405	3,254,780
Central Security Group, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.625% (1% floor) cash due 10/6/2021 (8)	6.86%		1,665,740	1,660,679	1,672,677
				1,660,679	1,672,677
Compuware Corporation		Internet software & services
First Lien Term Loan B3, LIBOR+4.25% (1% floor) cash due 12/15/2021 (8)(13)	5.49%		8,423,623	8,345,374	8,528,918
				8,345,374	8,528,918
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (8)(13)	6.24%		9,925,000	9,871,624	9,701,688
				9,871,624	9,701,688
DFT Intermediate LLC		Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (8)(13)	6.74%		14,962,500	14,624,842	14,864,020
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (8)	6.74%		750,000	733,438	745,064
				15,358,280	15,609,084
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (8)(13)	10.24%		2,000,000	1,984,880	2,000,000
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (8)	5.99%		11,000,000	10,945,000	11,000,000
				12,929,880	13,000,000
Digital River, Inc.		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (8)(13)	7.82%		4,723,868	4,681,840	4,747,488
				4,681,840	4,747,488
DTZ U.S. Borrower, LLC		Real estate services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 11/4/2021 (8)(16)	4.57%		12,211,343	12,247,424	12,256,098
				12,247,424	12,256,098
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (8)	5.83%		3,786,203	3,786,203	3,672,617
				3,786,203	3,672,617
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 11/30/2023 (8)(13)	6.83%		6,153,500	6,043,807	6,091,669
				6,043,807	6,091,669
Everi Payments Inc.		Casinos & gaming
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 5/9/2024 (8)(13)(16)	5.74%		4,987,500	4,963,767	5,038,622
				4,963,767	5,038,622
Executive Consulting Group, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)(13)	5.99%		7,000,000	7,000,000	6,999,745
Delayed Draw Term Loan, LIBOR+4.75% (1% floor) cash due 11/21/2019 (8)	5.99%		3,791,650	3,791,650	3,791,657
				10,791,650	10,791,402
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry (19)	Principal (5)	Cost	Fair Value
First American Payment Systems, L.P.		Diversified support services
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 1/8/2024 (8)(13)	6.98%		$4,143,750	$4,106,872	$4,131,319
				4,106,872	4,131,319
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (8)(13)	9.58%		3,685,714	3,644,031	3,717,983
				3,644,031	3,717,983
Idera, Inc.		Internet software & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 6/27/2024 (8)	6.24%		3,457,698	3,424,359	3,483,630
				3,424,359	3,483,630
Imagine! Print Solutions, LLC		Advertising
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 6/21/2022 (8)	6.09%		6,965,000	6,898,900	6,999,825
				6,898,900	6,999,825
Impact Sales, LLC		Advertising
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.30%		3,721,875	3,628,868	3,715,131
First Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (8)	8.30%		171,016	171,016	168,751
				3,799,884	3,883,882
Internet Pipeline, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 8/4/2022 (8)(13)	8.49%		13,081,433	13,068,115	13,212,714
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 8/4/2021 (8)				—	8,029
				13,068,115	13,220,743
Kellermeyer Bergensons Services, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/29/2021 (8)(13)	6.32%		5,251,500	5,208,454	5,248,218
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (8)(13)	9.81%		280,000	280,000	274,400
				5,488,454	5,522,618
LSF9 Atlantis Holdings, LLC		Computer & electronics retail
First Lien Term Loan B, LIBOR+6% (1% floor) cash due 5/1/2023 (8)(13)	7.24%		7,453,125	7,383,862	7,498,142
				7,383,862	7,498,142
Lytx Holdings, LLC		Research & consulting services
500 Class A Units				292,459	351,355
500 Class B Units				—	79,788
				292,459	431,143
Maxor National Pharmacy Services, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% (1.25% floor) cash due 1/31/2020 (8)(13)	6.08%		9,068,650	9,068,650	9,038,634
				9,068,650	9,038,634
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (8)	5.83%		7,000,000	6,930,000	7,072,905
				6,930,000	7,072,905
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (8)(13)(18)	6.74%		14,070,138	13,488,111	5,343,093
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (8)(11)(13)(18)	7.74%		1,080,000	1,037,075	(36,455)
				14,525,186	5,306,638
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry (19)	Principal (5)	Cost	Fair Value
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 3/8/2024 (8)(13)	6.33%		$11,774,771	$11,556,138	$11,774,776
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (8)	6.33%		1,353,038	1,255,454	1,353,038
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (8)	6.33%		1,873,430	1,782,689	1,873,430
				14,594,281	15,001,244
MHVC Acquisition Corp.		Aerospace & defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/25/2024 (8)(13)	6.49%		6,483,750	6,453,287	6,556,692
				6,453,287	6,556,692
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		9,648,871	9,565,812	9,648,874
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(13)	6.24%		3,354,904	3,314,185	3,354,905
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)(13)	10.49%		1,568,067	1,547,561	1,568,067
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (8)	10.49%		431,933	426,285	431,933
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (8)(11)				(861)	—
				14,852,982	15,003,779
MND Holdings III Corp.		Specialty stores
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 6/19/2024 (8)(13)	5.83%		2,493,750	2,481,733	2,526,480
				2,481,733	2,526,480
Motion Recruitment Partners LLC		Diversified support services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(13)	7.24%		13,509,054	13,498,295	13,508,389
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (8)(11)				(960)	(143)
				13,497,335	13,508,246
New Trident Holdcorp, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+5.75% (1.25% floor) cash due 7/31/2019 (8)(13)(16)	7.08%		13,552,077	13,285,041	9,757,495
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (8)(16)(18)	10.83%		1,000,000	950,590	50,000
				14,235,631	9,807,495
NextCare, Inc.		Healthcare services
Senior Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)(13)	7.24%		6,957,971	6,957,970	6,667,987
Delayed Draw Term Loan, LIBOR+6% (1% floor) cash due 7/31/2018 (8)	7.24%		1,393,853	1,393,853	1,322,900
				8,351,823	7,990,887
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (8)(13)	5.83%		7,960,000	7,923,563	7,962,507
				7,923,563	7,962,507
Paris Presents Incorporated		Personal products
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 12/31/2020 (8)(13)	6.24%		3,134,006	3,106,950	3,134,006
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 12/31/2021 (8)(13)	9.99%		3,500,000	3,437,500	3,465,000
				6,544,450	6,599,006
Pomeroy Group Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 11/30/2021 (8)(13)	7.59%		4,443,467	4,339,309	4,443,467
				4,339,309	4,443,467
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (8)	9.81%		7,000,000	6,980,121	7,070,000
				6,980,121	7,070,000
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry (19)	Principal (5)	Cost	Fair Value
PowerPlan, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (8)(13)	6.49%		$17,839,352	$17,800,018	$17,839,013
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 2/23/2021 (8)(11)				—	(40)
				17,800,018	17,838,973
PSI Services LLC		Human resource & employment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (8)(13)	6.24%		6,736,979	6,644,622	6,616,844
				6,644,622	6,616,844
Raley's		Food retail
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/18/2022 (8)(13)	6.49%		3,209,821	3,164,432	3,209,821
				3,164,432	3,209,821
Research Now Group, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 3/18/2022 (8)	10.08%		4,000,000	3,962,143	3,960,000
				3,962,143	3,960,000
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/16/2021 (8)	8.33%		17,391,304	17,070,160	17,391,307
First Lien Revolver, LIBOR+7% (1% floor) cash due 8/16/2021 (8)(11)				(3,067)	—
				17,067,093	17,391,307
Salient CRGT, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (8)(13)	6.99%		6,387,798	6,275,056	6,343,083
				6,275,056	6,343,083
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/12/2024 (8)(16)	5.31%		13,000,000	12,967,500	12,957,035
				12,967,500	12,957,035
Stratus Technologies, Inc.		Computer hardware
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/28/2021 (8)(13)	6.24%		1,315,119	1,279,988	1,324,983
				1,279,988	1,324,983
Survey Sampling International, LLC		Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/16/2020 (8)(13)	6.27%		5,668,523	5,642,223	5,583,495
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (8)	10.27%		1,000,000	988,095	990,000
				6,630,318	6,573,495
Systems, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (8)(13)	6.57%		8,831,921	8,715,152	8,787,762
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 3/3/2022 (8)(11)				(7,950)	(7,920)
				8,707,202	8,779,842
TravelCLICK, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (8)(13)	8.99%		2,048,485	2,010,607	2,058,727
				2,010,607	2,058,727
Triple Point Group Holdings, Inc.		Application software
First Lien Revolver, LIBOR+4.25% (1% floor) cash due 7/10/2018 (8)(11)				—	(437,932)
				—	(437,932)
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+4% (1% floor) cash due 4/22/2024 (8)	5.33%		5,857,320	5,871,777	5,798,747
				5,871,777	5,798,747
TV Borrower US, LLC (7)		Integrated telecommunication services
First Lien Dollar Term B-1 Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (8)	6.08%		3,383,000	3,367,510	3,406,258
				3,367,510	3,406,258
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2017

Portfolio Company/Type of Investment (1)(2)(9)(10)(14)	Cash Interest Rate (8)	Industry (19)	Principal (5)	Cost	Fair Value
UOS, LLC		Trucking
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (8)	6.74%		$3,990,000	$4,079,548	$4,099,725
				4,079,548	4,099,725
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(13)	8.24%		5,880,000	5,852,065	5,879,798
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (8)(11)				(10,697)	(29)
Incremental Term Loan , LIBOR+7% (1% floor) cash due 9/24/2021 (8)	8.24%		8,407,683	8,328,663	8,407,394
				14,170,031	14,287,163
Verdesian Life Sciences, LLC		Fertilizers & agricultural chemicals
First Lien Term Loan, LIBOR+5% (1% floor) cash due 7/1/2020 (8)(13)	6.31%		3,295,860	3,273,753	2,801,481
				3,273,753	2,801,481
Veritas US Inc.		Internet software & services
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 1/27/2023 (8)(16)	5.83%		10,077,193	10,215,779	10,189,503
				10,215,779	10,189,503
Zep Inc.		Housewares & specialties
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (8)	5.24%		4,750,000	4,795,075	4,771,779
				4,795,075	4,771,779
Total Non-Control/Non-Affiliate Investments (170.9% of net assets)				$516,270,639	$501,894,073
Total Portfolio Investments (190.9% of net assets)				$605,090,324	$560,436,660
Total Cash and Cash Equivalents (12.1% of net assets)				$35,604,127	$35,604,127
Total Portfolio Investments, Cash and Cash Equivalents (203.0% of net assets)				$640,694,451	$596,040,787

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

(3)
Control Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Principal includes accumulated PIK interest and is net of repayments, if any.

(6)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(7)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2017, qualifying assets represented 89.6% of the Company's total assets and non-qualifying assets represented 10.4% of the Company's total assets.

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

(12)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(19)
As of September 30, 2018, certain industry classifications were modified primarily as a result of changes to industry information provided by a third party source. The Company revised the September 30, 2017 industry classifications to be consistent with those disclosed as of September 30, 2018.

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Oaktree Strategic Income Corporation (together with its consolidated subsidiaries, the "Company") is a specialty finance company that looks to provide customized capital solutions for middle-market companies in both the syndicated and private placement markets. The company was formed in May 2013 and operates as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
The Company seeks to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. To a lesser extent, we may also invest in unsecured loans, including subordinated loans, issued by private middle-market companies, senior and subordinated loans issued by public companies and equity investments.
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a publicly traded Delaware limited liability company listed on the New York Stock Exchange under the ticker "OAK", pursuant to an investment advisory agreement between the Company and Oaktree (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “Administration Agreement”). See Note 11.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the “Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”) and was named Fifth Street Senior Floating Rate Corp. A subsidiary of the Former Adviser, FSC CT LLC (the "Former Administrator"), also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Former Administration Agreement”).
On September 7, 2017, stockholders of the Company approved the Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) by and among Oaktree, the Former Adviser, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of the Former Adviser (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation (“OCSL”) and the Company. The closing of the Transaction resulted in an assignment for purposes of the Investment Company Act of the investment advisory agreement between the Former Adviser and the Company (the "Former Investment Advisory Agreement") and, as a result, its immediate termination.
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. Certain prior-year financial information has been reclassified to conform to current year presentation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of September 30, 2018, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements but rather are included on the Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to report its investments for which current market values are not readily available at fair value. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company's investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Company seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Company's set threshold, the Company seeks to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Company does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of the Company's investments as of September 30, 2018 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," "credit facilities payable" and "notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative Instruments
The Company does not utilize hedge accounting and as such values its derivative instruments at fair value with the unrealized gains or losses recorded in “net unrealized appreciation (depreciation) on investments and foreign currency” in the Company’s Consolidated Statement of Operations.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements and, as a result, will increase the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.

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
As of September 30, 2018, included in restricted cash was $5.2 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $5.2 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.4 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2018, the remaining $1.8 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
As of September 30, 2017, included in restricted cash was $7.4 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and 2015 Debt Securitization (as defined in Note 6 – Borrowings). Pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.0 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2017, $5.4 million of cash held in connection with the 2015 Debt Securitization was restricted due to the obligation to pay interest on the notes under the terms of the 2015 Debt Securitization.
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
Receivables/Payables From Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
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
The Company holds certain portfolio investments through taxable subsidiaries. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s Consolidated Financial Statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense is reflected in the Company's Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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
Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted. The Company did not early adopt the new guidance during the year ended September 30, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The majority of Company's revenues is accounted for under FASB ASC Topic 320, Investments - Debt and Equity Securities, which is excluded from

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this standard. The application of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the year ended September 30, 2018. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements other than a change in presentation of individual line items on the Consolidated Statement of Cash Flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). In part, the DUS Release requires an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the DUS Release was for all filings on or after November 5, 2018. The Company has adopted the DUS Release on November 5, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Portfolio Investments
As of September 30, 2018, 188.3% of net assets at fair value, or $556.8 million, was invested in 75 portfolio companies, including 19.8% of net assets, or $58.5 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV") at fair value, and 5.6% of net assets, or $16.4 million, was invested in cash and cash equivalents (including $6.0 million of restricted cash). In comparison, as of September 30, 2017, 190.9% of net assets at fair value, or $560.4 million, was invested in 67 portfolio companies, including 19.6% of net assets, or $57.6 million, in subordinated notes and LLC equity interests of the OCSI Glick JV at fair value, and 14.6% of net assets, or $43.0 million, was invested in cash and cash equivalents (including $7.4 million of restricted cash). As of September 30, 2018, 89.1% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.5% consisted of investments in the subordinated notes of the OCSI Glick JV and 0.4% consisted of equity investments. As of September 30, 2017, 89.5% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.3% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates and 0.2% consisted of equity investments.
As of September 30, 2018 and 2017, the Company's equity investments consist of LLC equity interests in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2018, 2017 and 2016, the Company recorded net realized loss on investments, secured borrowings and foreign currency of $27.7 million, $13.4 million and $12.8 million, respectively. During the years ended September 30, 2018, 2017 and 2016, the Company recorded net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency of $28.6 million, $(17.8) million and $(17.0) million, respectively.
The composition of the Company's investments as of September 30, 2018 and September 30, 2017 at cost and fair value was as follows:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$498,923,794	$496,367,413	$523,384,267	$501,769,997
Equity securities, excluding the OCSI Glick JV	500,000	1,962,245	10,365,425	1,059,989
OCSI Glick JV subordinated notes	66,390,219	58,512,170	64,228,881	57,606,674
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Total	$572,925,764	$556,841,828	$605,090,324	$560,436,660
The following table presents the financial instruments carried at fair value as of September 30, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured loans	$—	$313,611,346	$182,756,067	$—	$496,367,413
OCSI Glick JV subordinated notes	—	—	58,512,170	—	58,512,170
Equity securities	—	—	1,962,245	—	1,962,245
Total investments at fair value	$—	$313,611,346	$243,230,482	$—	$556,841,828
Derivative asset	$—	$45,807	$—	$—	$45,807
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

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured loans	$—	$75,149,541	$426,620,456	$—	$501,769,997
OCSI Glick JV subordinated notes	—	—	57,606,674	—	57,606,674
Equity securities	—	—	1,059,989	—	1,059,989
Total investments at fair value	$—	$75,149,541	$485,287,119	$—	$560,436,660
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
The following table provides a roll-forward in the changes in fair value from September 30, 2017 to September 30, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments & net revolver activity	119,198,120	—	—	119,198,120
Redemptions/repayments/sales	(260,726,248)	—	(976,260)	(261,702,508)
Transfers in (a)	6,561,893	—	—	6,561,893
Transfers out (a)	(111,857,840)		—	(111,857,840)
Net accrual of PIK interest income	—	2,161,339	—	2,161,339
Accretion of OID	2,349,407	—	—	2,349,407
Net unrealized appreciation (depreciation) on investments and foreign currency	16,308,314	(1,255,843)	10,767,685	25,820,156
Net realized loss on investments	(15,698,035)	—	(8,889,169)	(24,587,204)
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of September 30, 2018 and reported within net unrealized appreciation (depreciation) on investments and foreign currency in the Consolidated Statement of Operations for the year ended September 30, 2018	$1,048,941	$(1,255,843)	$982,044	$775,142
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2018 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to September 30, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments				Liabilities

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments	Secured Borrowings
Fair value as of September 30, 2016	$502,385,158	$56,885,646	$7,902,556	$567,173,360	$4,985,425
New investments & net revolver activity	225,012,781	—	14,743	225,027,524	—
Redemptions/repayments/sales	(276,479,425)	—	(222,284)	(276,701,709)	(5,000,000)
Transfers out (a)	(12,608,478)	—	—	(12,608,478)	—
Net accrual of PIK interest income	185,296	223,125	—	408,421	—
Accretion of OID	3,794,604	—	—	3,794,604	—
Net change in unearned income	19,280	—	—	19,280	—
Net unrealized appreciation (depreciation) on investments	(2,303,845)	497,903	(6,635,026)	(8,440,968)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	14,575
Net realized loss on investments	(13,384,915)	—	—	(13,384,915)	—
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119	$—
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at September 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and foreign currency and net unrealized appreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2017	$(15,458,340)	$497,902	$149,488	$(14,810,950)	$—
__________

(a)
There was a transfer out of level 3 to level 2 for one investment during the year ended September 30, 2017 as a result of an increased number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured loans	$124,248,587	Market yield technique	Market yield	(b)	7.7%	-	15.8%	10.4%
	9,474,633	Transactions precedent technique	Transaction price	(c)	N/A	-	N/A	N/A
	49,032,847	Broker Quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
OCSI Glick JV subordinated notes	58,512,170	Enterprise value technique	N/A	(e)	N/A	-	N/A	N/A
Equity securities	1,758,950	Enterprise value technique	Revenue multiple	(f)	5.9x	-	6.9x	6.4x
	203,295	Enterprise value technique	EBITDA multiple	(f)	17.0x	-	19.0x	18.0x
Total	$243,230,482
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.
(d) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.
(e) The Company determined the value of its subordinated notes of the OCSI Glick JV based on the total assets less the total liabilities senior to the subordinated notes held at the OCSI Glick JV in an amount not exceeding par under the enterprise value technique.
(f) Used when market participant would use such multiples when pricing the investment.
Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities as of September 30, 2018 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of September 30, 2018 is the earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple or revenue multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured loans	$208,118,444	Market yield technique	Capital structure premium	(b)	0.0%	-	2.0%	0.2%
			Tranche specific risk premium / (discount)	(b)	(3.1)%	-	8.0%	0.2%
			Size premium	(b)	0.0%	-	1.5%	0.7%
			Industry premium / (discount)	(b)	(1.1)%	-	2.6%	0.0%
	23,192,266	Enterprise value technique	EBITDA multiple	(c)	5.9x	-	6.9x	6.4x
	6,242,550	Enterprise value technique	Revenue multiple	(c)	0.2x	-	0.6x	0.5x
	20,070,000	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	168,997,196	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
OCSI Glick JV subordinated notes	57,606,674	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Equity securities	1,059,989	Enterprise value technique	EBITDA multiple	(c)	0.2x	-	15.5x	8.1x
Total	$485,287,119
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account this premium or discount when pricing the investment based on a market yield.
(c) Used when market participant would use such multiples when pricing the investment.
(d) Used when there is an observable transaction or pending event for the investment.
(e) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.
(f) The Company determined the value of its subordinated notes of the OCSI Glick JV based on the total assets less the total liabilities senior to the subordinated notes held at the OCSI Glick JV in an amount not exceeding par under the enterprise value technique.
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$110,056,800	$110,056,800	$—	$—	$110,056,800
East West Bank Facility payable	8,000,000	8,000,000	—	—	8,000,000
Deutsche Bank Facility payable	157,000,000	157,000,000	—	—	157,000,000
Total	$275,056,800	$275,056,800	$—	$—	$275,056,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	September 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$498,923,794	87.08%	$523,384,267	86.50%
OCSI Glick JV subordinated notes	66,390,219	11.59%	64,228,881	10.61%
OCSI Glick JV equity interests	7,111,751	1.24%	7,111,751	1.18%
Equity securities	500,000	0.09%	10,365,425	1.71%
Total	$572,925,764	100.00%	$605,090,324	100.00%

	September 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured loans	$496,367,413	89.14%	167.84%	$501,769,997	89.53%	170.87%
OCSI Glick JV subordinated notes	58,512,170	10.51%	19.78%	57,606,674	10.28%	19.62%
OCSI Glick JV equity interests	—	—	—	—	—	—
Equity securities	1,962,245	0.35%	0.66%	1,059,989	0.19%	0.36%
Total	$556,841,828	100.00%	188.28%	$560,436,660	100.00%	190.85%

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

	September 30, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Northeast	$173,813,451	30.33%	$217,508,260	35.94%
Southwest	120,288,446	21.00%	101,583,440	16.79%
West	94,366,910	16.47%	74,469,039	12.31%
Midwest	86,780,283	15.15%	115,147,194	19.03%
Southeast	61,850,120	10.80%	89,214,997	14.74%
International	35,826,554	6.25%	3,367,510	0.56%
Northwest	—	—	3,799,884	0.63%
Total	$572,925,764	100.00%	$605,090,324	100.00%

	September 30, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast	$158,042,549	28.39%	53.44%	$173,667,526	30.99%	59.14%
Southwest	119,935,588	21.54%	40.55%	99,398,397	17.74%	33.85%
West	95,136,359	17.08%	32.17%	75,054,066	13.39%	25.56%
Midwest	87,543,463	15.72%	29.60%	115,780,284	20.66%	39.43%
Southeast	60,083,355	10.79%	20.31%	89,246,247	15.92%	30.39%
International	36,100,514	6.48%	12.21%	3,406,258	0.61%	1.16%
Northwest	—	—	—	3,883,882	0.69%	1.32%
Total	$556,841,828	100.00%	188.28%	$560,436,660	100.00%	190.85%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of September 30, 2018 and September 30, 2017 was as follows:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018		September 30, 2017 (revised)		September 30, 2017 (as reported)
Cost (1):		% of Total Investments		% of Total Investments		% of Total Investments
Multi-sector holdings (2)	$73,501,970	12.84%	$71,340,632	11.79%	$71,340,632	11.79%
Aerospace & defense	31,214,405	5.45	12,728,343	2.10	6,453,287	1.07
Application software	29,825,536	5.21	127,265,554	21.05	33,801,616	5.59
Oil & gas exploration & production	29,426,644	5.14	—	—	—	—
Advertising	24,799,901	4.33	43,518,443	7.19	43,518,443	7.19
Diversified support services	22,877,903	3.99	18,701,153	3.09	24,189,607	4.00
Research & consulting services	19,195,177	3.35	6,922,777	1.14	6,922,777	1.14
Integrated telecommunication services	18,822,698	3.29	11,291,073	1.87	11,291,073	1.87
Internet services & infrastructure	17,929,508	3.13	25,997,995	4.30	—	—
Specialized finance	16,284,064	2.84	15,358,280	2.54	15,358,280	2.54
Healthcare services	15,537,984	2.71	50,858,157	8.41	50,858,157	8.41
Pharmaceuticals	14,389,558	2.51	9,068,650	1.50	9,068,650	1.50
Systems software	14,292,176	2.49	10,354,359	1.71	—	—
Communications equipment	13,797,609	2.41	—	—	—	—
Industrial machinery	13,583,358	2.37	12,493,405	2.06	12,493,405	2.06
Environmental & facilities services	12,391,602	2.16	19,658,485	3.25	14,170,031	2.34
Commercial printing	11,661,172	2.04	11,847,790	1.96	11,847,790	1.96
Electrical components & equipment	11,649,358	2.03	—	—	—	—
Personal products	11,595,993	2.02	6,544,450	1.08	6,544,450	1.08
Computer & electronics retail	10,890,000	1.90	13,225,893	2.19	7,383,862	1.22
Publishing	10,395,000	1.81	—	—	—	—
Commodity chemicals	9,927,861	1.73	—	—	—	—
IT consulting & other services	9,774,840	1.71	14,210,933	2.35	20,485,989	3.39
Human resource & employment services	9,558,548	1.67	20,141,957	3.33	20,141,957	3.33
Metal & glass containers	8,933,303	1.56	—	—	—	—
Healthcare technology	8,932,500	1.56	—	—	—	—
Oil & gas equipment & services	8,785,515	1.53	14,057,018	2.32	14,057,018	2.32
Leisure facilities	8,783,236	1.53	—	—	—	—
Specialized REITs	8,662,946	1.51	—	—	—	—
Trading companies & distributors	8,066,138	1.41	4,079,548	0.67	—	—
Movies & entertainment	7,871,884	1.37	—	—	—	—
Alternative carriers	7,193,230	1.26	—	—	—	—
Household appliances	6,916,677	1.21	—	—	—	—
Auto parts & equipment	5,810,752	1.01	5,871,777	0.97	5,871,777	0.97
Investment banking & brokerage	5,525,388	0.96	—	—	—	—
Specialized consumer services	5,492,997	0.96	1,660,679	0.27	1,660,679	0.27
Data processing & outsourced services	5,454,064	0.95	3,962,143	0.65	9,804,174	1.62
Household products	5,032,864	0.88	—	—	—	—
Oil & gas storage & transportation	4,830,210	0.84	—	—	—	—
Specialty chemicals	4,740,634	0.83	4,795,075	0.79	—	—
Specialty stores	3,903,305	0.68	8,359,086	1.38	8,359,086	1.38
Hypermarkets & super centers	2,800,762	0.49	6,640,082	1.10	2,996,051	0.50
General merchandise stores	1,866,494	0.33	—	—	—	—
Food retail	—	—	6,410,837	1.06	10,054,868	1.66
Distributors	—	—	12,967,500	2.14	12,967,500	2.14
Real estate services	—	—	12,247,424	2.02	12,247,424	2.02
Security & alarm services	—	—	8,018,318	1.33	8,018,318	1.33
Healthcare distributors	—	—	4,975,000	0.82	4,975,000	0.82
Casinos & gaming	—	—	4,963,767	0.82	4,963,767	0.82
Fertilizers & agricultural chemicals	—	—	3,273,753	0.54	3,273,753	0.54
Computer hardware	—	—	1,279,988	0.21	1,279,988	0.21
Internet software & services	—	—	—	—	129,816,292	21.46
Trucking	—	—	—	—	4,079,548	0.67
Housewares & specialties	—	—	—	—	4,795,075	0.79
Total	$572,925,764	100.00%	$605,090,324	100.00%	$605,090,324	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018			September 30, 2017 (revised)			September 30, 2017 (as reported)
Fair Value (1):		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Multi-sector holdings (2)	$58,512,170	10.49%	19.75%	$57,606,674	10.28%	19.62%	$57,606,674	10.28%	19.62%
Aerospace & defense	31,429,288	5.64	10.63	12,899,775	2.30	4.39	6,556,692	1.17	2.23
Application software	30,809,085	5.53	10.42	118,967,785	21.24	40.46	33,966,141	6.06	11.57
Oil & gas exploration & production	29,501,218	5.30	9.98	—	—	—	—	—	—
Diversified support services	23,235,390	4.17	7.86	19,132,563	3.41	6.52	24,655,181	4.40	8.40
Advertising	22,535,595	4.05	7.62	41,145,973	7.34	14.01	41,145,973	7.34	14.01
Research & consulting services	19,674,633	3.53	6.65	7,004,638	1.25	2.39	7,004,638	1.25	2.39
Integrated telecommunication services	18,755,621	3.37	6.34	11,368,765	2.03	3.87	11,368,765	2.03	3.87
Internet services & infrastructure	17,983,455	3.23	6.08	26,220,743	4.68	8.93	—	—	—
Specialized finance	16,152,596	2.90	5.46	15,609,084	2.79	5.32	15,609,084	2.79	5.32
Healthcare services	15,046,044	2.70	5.09	29,525,697	5.27	10.06	29,525,697	5.27	10.06
Systems software	14,539,208	2.61	4.92	10,556,535	1.88	3.60	—	—	—
Communications equipment	14,009,856	2.52	4.74	—	—	—	—	—	—
Industrial machinery	13,523,015	2.43	4.57	12,452,459	2.22	4.24	12,452,459	2.22	4.24
Pharmaceuticals	13,461,109	2.42	4.55	9,038,634	1.61	3.08	9,038,634	1.61	3.08
Environmental & facilities services	12,544,437	2.25	4.24	19,809,781	3.53	6.75	14,287,163	2.55	4.87
Electrical components & equipment	12,071,280	2.17	4.08	—	—	—	—	—	—
Commercial printing	11,837,466	2.13	4.00	11,942,132	2.13	4.07	11,942,132	2.13	4.07
Personal products	11,700,000	2.10	3.96	6,599,006	1.18	2.25	6,599,006	1.18	2.25
Computer & electronics retail	10,986,250	1.97	3.71	13,378,742	2.39	4.56	7,498,142	1.34	2.55
Publishing	10,618,125	1.91	3.59	—	—	—	—	—	—
Commodity chemicals	10,084,717	1.81	3.41	—	—	—	—	—	—
Human resource & employment services	9,665,384	1.74	3.27	20,125,090	3.59	6.85	20,125,090	3.59	6.85
Healthcare technology	9,091,890	1.63	3.07	—	—	—	—	—	—
Oil & gas equipment & services	9,087,444	1.63	3.07	14,052,500	2.51	4.79	14,052,500	2.51	4.79
Metal & glass containers	9,084,108	1.63	3.07	—	—	—	—	—	—
Leisure facilities	8,779,008	1.58	2.97	—	—	—	—	—	—
Specialized REITs	8,567,365	1.54	2.90	—	—	—	—	—	—
Trading companies & distributors	8,097,760	1.45	2.74	4,099,725	0.73	1.40	—	—	—
IT consulting & other services	8,040,141	1.44	2.72	14,145,155	2.52	4.82	20,488,238	3.66	6.98
Movies & entertainment	7,882,412	1.42	2.67	—	—	—	—	—	—
Alternative carriers	7,237,952	1.30	2.45	—	—	—	—	—	—
Household appliances	6,950,485	1.25	2.35	—	—	—	—	—	—
Auto Parts & equipment	5,823,070	1.05	1.97	5,798,747	1.03	1.97	5,798,747	1.03	1.97
Data processing & outsourced services	5,571,370	1.00	1.88	3,960,000	0.71	1.35	9,840,600	1.76	3.35
Investment banking & brokerage	5,500,440	0.99	1.86	—	—	—	—	—	—
Specialized consumer services	5,370,007	0.96	1.82	1,672,677	0.30	0.57	1,672,677	0.30	0.57
Household products	4,984,375	0.90	1.69	—	—	—	—	—	—
Oil & gas storage & transportation	4,898,833	0.88	1.66	—	—	—	—	—	—
Specialty chemicals	4,487,948	0.81	1.52	4,771,779	0.85	1.63	—	—	—
Specialty stores	3,927,701	0.71	1.33	8,193,960	1.46	2.79	8,193,960	1.46	2.79
Hypermarkets & super centers	2,842,714	0.51	0.96	6,593,985	1.18	2.25	2,876,002	0.51	0.98
General merchandise stores	1,940,863	0.35	0.66	—	—	—	—	—	—
Food retail	—	—	—	6,464,601	1.15	2.20	10,182,584	1.82	3.47
Distributors	—	—	—	12,957,035	2.31	4.41	12,957,035	2.31	4.41
Real estate services	—	—	—	12,256,098	2.19	4.17	12,256,098	2.19	4.17
Security & alarm services	—	—	—	7,972,286	1.42	2.72	7,972,286	1.42	2.72
Casinos & gaming	—	—	—	5,038,622	0.90	1.72	5,038,622	0.90	1.72
Healthcare distributors	—	—	—	4,948,950	0.88	1.69	4,948,950	0.88	1.69
Fertilizers & agricultural chemicals	—	—	—	2,801,481	0.50	0.95	2,801,481	0.50	0.95
Computer hardware	—	—	—	1,324,983	0.24	0.45	1,324,983	0.24	0.45
Internet software & services	—	—	—	—	—	—	121,778,922	21.72	41.43
Trucking	—	—	—	—	—	—	4,099,725	0.73	1.40
Housewares & specialties	—	—	—	—	—	—	4,771,779	0.85	1.63
Total	$556,841,828	100.00%	188.28%	$560,436,660	100.00%	190.85%	$560,436,660	100.00%	190.85%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________

(1)
As of September 30, 2018, certain industry classifications were modified primarily as a result of changes to industry information provided by a third party source. The Company has disclosed both the revised and previously reported industry classifications as of September 30, 2017 above.

(2)	This industry includes the Company's investment in the OCSI Glick JV.

The Company has one investment that represented greater than 10% of the total investment portfolio at fair value as of September 30, 2018 and September 30, 2017, which is as follows:

	September 30, 2018	September 30, 2017
OCSI Glick JV	10.5%	10.3%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

Details of investment income of the OCSI Glick JV for the years ended September 30, 2018 and September 30, 2017 are as follows:

	Year ended September 30, 2018		Year ended September 30, 2017
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
OCSI Glick JV	$6,131,395	12.9%	$5,188,380	11.1%

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of September 30, 2018 and September 30, 2017, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 31 and 23 portfolio companies as of September 30, 2018 and September 30, 2017, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which had a reinvestment period end date and maturity date of October 7, 2018 and October 7, 2023, respectively, and permitted borrowings of up to $125.0 million as of September 30, 2018. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV. During the year ended September 30, 2018, the JV Deutsche Bank Facility was amended to (i) decrease the maximum permissible borrowings from $200 million to $125 million, (ii) extend the reinvestment period end date and maturity date to October 7, 2018 and October 7, 2023, respectively, and (iii) decrease the interest rate from the 3-month LIBOR plus 2.5% per annum with no LIBOR floor to the 3-month LIBOR plus 2.3% per annum with no LIBOR floor. The JV Deutsche Bank Facility was further amended on October 4, 2018 to extend the reinvestment period end and maturity date to January 7, 2019 and January 5, 2024, respectively. Under the JV Deutsche Bank Facility, $94.3 million and $56.9 million of borrowings were outstanding as of September 30, 2018 and September 30, 2017, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and September 30, 2017, the OCSI Glick JV had total assets of $166.2 million and $126.7 million, respectively. As of September 30, 2018, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $58.5 million in the aggregate at fair value. As of September 30, 2017, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $57.6 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2018 and September 30, 2017, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million and $81.6 million in aggregate commitments were funded as of September 30, 2018 and September 30, 2017, respectively, of which $73.5 million and $71.4 million, respectively, were from the Company. As of each of September 30, 2018 and September 30, 2017, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million and $14.5 million, respectively, were unfunded. As of each of September 30, 2018 and September 30, 2017, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded as of each such date.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Senior secured loans (1)	$160,746,402	$115,964,537
Weighted average current interest rate on senior secured loans (2)	7.30%	6.92%
Number of borrowers in the OCSI Glick JV	31	23
Largest loan exposure to a single borrower (1)	$7,960,000	$11,267,524
Total of five largest loan exposures to borrowers (1)	$36,442,500	$42,833,696
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	7.03%	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5% cash	7.02%	5,000,000	4,853,898	5,029,700
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5% cash	7.84%	7,000,000	6,930,000	7,028,455
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4% cash	6.16%	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	6.99%	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.39%	3,750,800	3,719,206	3,728,294
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.5% cash	7.74%	3,000,000	2,970,000	2,996,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor) cash	6.89%	3,970,000	3,899,167	3,952,818
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.17%	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.39%	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,970,000	5,915,738	5,992,388
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.64%	2,053,658	2,052,561	2,002,316
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% cash	9.74%	5,000,000	4,976,145	5,025,000

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/13/2021	LIBOR+6.75% (1% floor) cash	8.99%	$4,330,233	$4,295,307	$4,330,288
Gigamon, Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75% cash	6.09%	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.85%	4,732,907	4,712,773	4,718,117
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	8.07%	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas) Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	7,960,000	7,808,276	8,077,728
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	4,186,250	4,119,789	4,147,707
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	845,676	835,253	837,883
Total MHE Intermediate Holdings, LLC						5,031,926	4,955,042	4,985,590
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	3,412,500	3,382,166	3,412,500
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4.25% (1% floor) cash	6.39%	6,965,000	6,956,910	7,078,288
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan B	5/8/2025	LIBOR+5.25% cash	7.65%	7,000,000	6,800,665	7,017,500
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.71%	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	6,321,250	6,283,276	6,005,189
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.74%	5,939,699	5,926,444	5,984,248
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor) cash	6.14%	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.15%	3,000,000	2,970,428	3,006,570
Total Portfolio Investments						$160,746,402	$159,310,303	$160,260,951
__________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of September 30, 2018.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCSI Glick JV Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	3/20/2022	LIBOR+5.5% (1% floor) cash	6.82%	$8,160,622	$8,141,224	$8,099,417
Ameritox Ltd. (4)(5)	Healthcare services	First Lien Term Loan	4/11/2021	LIBOR+5% (1% floor) cash 3% PIK	6.33%	2,287,177	2,243,202	265,211
	Healthcare services	119,910.76 Class B Preferred Units					119,911	—
	Healthcare services	368.96 Class A Common Units					2,174,034	—
Total Ameritox Ltd.						2,287,177	4,537,147	265,211
Ancile Solutions, Inc. (4)	Internet software & services	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	8.33%	4,042,355	3,995,621	4,010,198
Aptos, Inc. (4)	Data processing & outsourced services	First Lien Term Loan B	9/1/2022	LIBOR+6.75% (1% floor) cash	8.08%	7,920,000	7,790,262	7,840,800
Beyond Trust Software, Inc. (4)	Application software	First Lien Term Loan	9/25/2019	LIBOR+7% (1% floor) cash	8.33%	11,267,524	11,220,478	11,267,116
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	7.24%	4,950,000	4,938,077	4,917,008
Central Security Group, Inc. (4)	Specialized consumer services	First Lien Term Loan	10/6/2021	LIBOR+5.625% (1% floor) cash	6.86%	3,876,067	3,880,408	3,892,211
CM Delaware LLC	Advertising	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	6.58%	2,075,162	2,073,617	2,064,786
Compuware Corporation (4)	Internet software & services	First Lien Term Loan B3	12/15/2021	LIBOR+4.25% (1% floor) cash	5.49%	6,279,920	6,225,992	6,358,419
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor) cash	8.08%	4,610,174	4,572,990	4,610,400
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	7.06%	4,913,924	4,790,511	4,901,639
Metamorph US 3, LLC (4)(5)	Internet software & services	First Lien Term Loan	12/1/2020	LIBOR+5.5% (1% floor) cash 2% PIK	6.74%	6,825,900	6,477,372	2,592,115
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	6.33%	4,228,750	4,150,304	4,228,752
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	6.33%	667,510	635,208	667,510
Total MHE Intermediate Holdings, LLC						4,896,260	4,785,512	4,896,262
Motion Recruitment Partners LLC (4)	Human resources & employment services	First Lien Term Loan	2/13/2020	LIBOR+6% (1% floor) cash	7.24%	8,659,650	8,659,650	8,659,223
NAVEX Global, Inc.	Internet software & services	First Lien Term Loan	11/19/2021	LIBOR+4.25% (1% floor) cash	5.49%	2,977,041	2,967,620	2,988,205
New Trident Holdcorp, Inc. (4)	Healthcare services	First Lien Term Loan B	7/31/2019	LIBOR+5.75% (1.25% floor) cash	7.08%	2,018,206	2,000,877	1,453,109
Novetta Solutions, LLC	Diversified support services	First Lien Term Loan	10/16/2022	LIBOR+5% (1% floor) cash	6.34%	5,990,978	5,932,073	5,826,226
Poseidon Merger Sub, Inc. (4)	Advertising	Second Lien Term Loan	8/15/2023	LIBOR+8.5% (1% floor) cash	9.81%	3,000,000	2,933,633	3,030,000
RSC Acquisition, Inc.	Insurance brokers	First Lien Term Loan	11/30/2022	LIBOR+5.25% (1% floor) cash	6.58%	3,930,134	3,912,198	3,890,832
SHO Holding I Corporation	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5% (1% floor) cash	6.24%	6,386,250	6,338,479	6,306,422
TruckPro, LLC	Auto parts & equipment	First Lien Term Loan	8/6/2018	LIBOR+5% (1% floor) cash	6.24%	1,823,268	1,821,822	1,825,054
Valet Merger Sub, Inc. (4)	Environmental & facilities services	First Lien Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	3,920,000	3,877,655	3,919,865
	Environmental & facilities services	Incremental Term Loan	9/24/2021	LIBOR+7% (1% floor) cash	8.24%	1,027,425	1,006,080	1,027,390
Total Valet Merger Sub, Inc.						4,947,425	4,883,735	4,947,255
Vubiquity, Inc.	Application software	First Lien Term Loan	8/12/2021	LIBOR+5.5% (1% floor) cash	6.83%	4,126,500	4,099,195	4,095,551
Total Portfolio Investments						$115,964,537	$116,978,493	$108,737,459
_________
(1) Represents the current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of September 30, 2017.
(5) This investment was on cash non-accrual status as of September 30, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.5 million and $58.5 million, respectively, as of September 30, 2018 and $71.3 million and $57.6 million, respectively, as of September 30, 2017. As of September 30, 2018, the Subordinated Notes bore a weighted average interest rate of LIBOR plus 6.5% per annum. As of September 30, 2017, the Subordinated Notes bore a weighted average interest rate of LIBOR plus 8.0% per annum. For the years ended September 30, 2018, 2017 and 2016, the Company earned interest income of $6.1 million, $5.8 million and $5.1 million, respectively, on its investment in the Subordinated Notes, of which $2.2 million, $0.2 million and $0.0 million, respectively, was PIK interest income. The Company did not earn any dividend income for the year ended September 30, 2018 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The Company reversed $0.6 million of dividend income previously recorded in prior periods during the year ended September 30, 2017 with respect to its LLC equity interests following a determination that such amounts were no longer collectible. The Company earned dividend income of $2.7 million for the year ended September 30, 2016 with respect to its LLC equity interests. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the OCSI Glick JV as of September 30, 2018 and September 30, 2017 and for the years ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2018: $159,310,303; cost September 30, 2017: $116,978,493)	$160,260,951	$108,737,459
Cash and cash equivalents	2,055,935	13,891,899
Restricted cash	2,036,487	2,249,575
Due from portfolio companies	53,006	7,653
Other assets	1,781,502	1,791,077
Total assets	$166,187,881	$126,677,663

Senior credit facility payable	$94,281,939	$56,881,939
Subordinated notes payable at fair value (proceeds September 30, 2018: $75,874,536; proceeds September 30, 2017: $73,404,435)	66,871,054	65,836,199
Other liabilities	5,034,888	3,959,525
Total liabilities	$166,187,881	$126,677,663
Members' equity	—	—
Total liabilities and members' equity	$166,187,881	$126,677,663

	Year ended September 30, 2018	Year ended September 30, 2017
Selected Statements of Operations Information:
Interest income	$9,823,972	$11,148,203
PIK interest income	—	53,620
Fee income	77,999	160,984
Total investment income	9,901,971	11,362,807
Interest expense	11,433,877	11,055,880
Other expenses	211,874	224,559
Total expenses (1)	11,645,751	11,280,439
Net unrealized appreciation (depreciation)	10,626,928	(2,893,408)
Realized loss on investments	(8,883,148)	(3,873,454)
Net income (loss)	$—	$(6,684,494)
__________
(1) There are no management fees or incentive fees charged at the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The OCSI Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Options. The Subordinated Notes are valued based on the total assets less the liabilities senior to the Subordinated Notes in an amount not exceeding par under the enterprise value technique.
During the years ended September 30, 2018 and 2017, the Company did not sell any debt investments to the OCSI Glick JV.
The Company determined that the OCSI Glick JV is a significant subsidiary for the years ended September 30, 2018 and September 30, 2017 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. The related summary financial information is presented in this footnote.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
For the years ended September 30, 2018, 2017 and 2016, the Company recorded total fee income of $2.1 million, $2.2 million, and $3.1 million, respectively, of which $0.1 million, $0.5 million and $0.6 million, respectively, was recurring in nature. Recurring fee income primarily consists of servicing fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2018, 2017 and 2016:

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$20,673,049	$(8,766,879)	$(4,457,617)
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.70	$(0.30)	$(0.15)
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors declares a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP with such shares issued at the greater of the most recently computed net asset value per share of common stock or 95% of the current market price per share of common stock on the payment date for such distribution. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
For income tax purposes, the Company estimates that its distributions for the 2018 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent that the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year may be deemed a return of capital for tax purposes to the Company’s stockholders. For the year ended September 30, 2018, $2.1 million of the Company's distributions were deemed a return of capital for tax purposes.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2018, 2017 and 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Quarterly	August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
Total for the year ended September 30, 2018				$0.63	$18,282,326	33,462	$281,737

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Total for the year ended September 30, 2017				$0.795	$23,155,451	30,783	$270,630

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
Monthly	July 10, 2015	October 6, 2015	October 15, 2015	$0.075	$2,101,445	12,080	$108,563
Monthly	July 10, 2015	November 5, 2015	November 16, 2015	0.075	2,093,278	13,269	116,730
Monthly	November 30, 2015	December 11, 2015	December 22, 2015	0.075	2,115,444	11,103	94,563
Monthly	November 30, 2015	January 4, 2016	January 15, 2016	0.075	2,148,928	8,627	61,079
Monthly	November 30, 2015	February 5, 2016	February 16, 2016	0.075	2,177,085	4,542	32,923
Monthly	February 8, 2016	March 15, 2016	March 31, 2016	0.075	2,175,431	4,383	34,577
Monthly	February 8, 2016	April 15, 2016	April 29, 2016	0.075	2,174,974	4,452	35,033
Monthly	February 8, 2016	May 13, 2016	May 31, 2016	0.075	2,176,513	4,256	33,494
Monthly	May 6, 2016	June 15, 2016	June 30, 2016	0.075	2,163,126	5,822	46,881
Monthly	May 6, 2016	July 15, 2016	July 29, 2016	0.075	2,179,263	3,627	30,745
Monthly	May 6, 2016	August 15, 2016	August 31, 2016	0.075	2,181,006	3,260	29,002
Monthly	August 4, 2016	September 15, 2016	September 30, 2016	0.075	2,183,197	3,078	26,811
Total for the year ended September 30, 2016				$0.90	$25,869,690	78,499	$650,402
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding
Common Stock Offering
There were no common stock offerings during the years ended September 30, 2018, 2017 and 2016.
Note 6. Borrowings
Citibank Facility
On January 15, 2015, OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC), the Company's wholly-owned, special purpose financing subsidiary, entered into a $175 million revolving credit facility (as amended, the "Citibank Facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and 2017, the Company was able to borrow $180 million and $125 million, respectively, under the Citibank Facility.  As of September 30, 2018, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of September 30, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of September 30, 2018, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of September 30, 2018, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of September 30, 2018 and September 30, 2017, the Company had $110.1 million and $76.5 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.264%, 3.559% and 2.838% for the years ended September 30, 2018, 2017 and 2016, respectively. For the years ended September 30, 2018, 2017 and 2016, the Company recorded interest expense of $4.2 million, $4.2 million and $4.1 million respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of September 30, 2018, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate. As of September 30, 2018, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2018 and September 30, 2017, the Company had $8.0 million and $6.5 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.949% and 4.633% for years ended September 30, 2018 and 2017, respectively. The Company’s borrowings under the East West Bank facility bore interest at a weighted average interest rate of 4.857% for the period from January 6, 2016 through September 30, 2016. For the years ended September 30, 2018 and 2017, the Company recorded interest expense of $0.6 million and $0.5 million, respectively, related to the East West Bank Facility. For the period from January 6, 2016 through September 30, 2016, the Company recorded interest expense of $0.4 million, related to the East West Bank Facility.
Deutsche Bank Facility
On September 24, 2018, OCSI Senior Funding Ltd., a wholly-owned subsidiary of the Company, entered into a loan financing and servicing agreement (the “Deutsche Bank Facility”) with the Company as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.
Under the Deutsche Bank Facility, as of September 30, 2018, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through March 24, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of six months from the termination of the revolving period, the occurrence of an event of default or completion of a securitization transaction.
Prior to the end of the revolving period, borrowings under the Deutsche Bank Facility will bear interest at a rate equal to the three-month LIBOR plus 1.90%, following which the interest rate will reset to three-month LIBOR plus 2.05% for the remaining term of the Deutsche Bank Facility. No up-front commitment fees were paid by the Company in connection with the Deutsche Bank Facility. There is a non-usage fee of 0.25% per annum payable on the undrawn amount under the Deutsche Bank Facility through December 24, 2018, following which the non-usage fee increases to 0.50% per annum for the remaining term of the Deutsche Bank Facility.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Deutsche Bank Facility is secured by all of the assets held by OCSI Senior Funding Ltd. OCSI Senior Funding Ltd. has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including indirectly under the Deutsche Bank Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of September 30, 2018, the Company had $157.0 million outstanding under the Deutsche Bank Facility. For the period from September 24, 2018 to September 30, 2018, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.266%, and the Company recorded interest expense of $0.1 million.
2015 Debt Securitization
On May 28, 2015, the Company completed its $309.0 million debt securitization ("2015 Debt Securitization") consisting of $222.6 million in senior secured notes ("2015 Notes") and $86.4 million of unsecured subordinated notes ("Subordinated 2015 Notes"). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes were secured by the assets held by FS Senior Funding Ltd. The 2015 Debt Securitization consisted of $126.0 million Class A-T Senior Secured 2015 Notes, which bore interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes, which bore interest at a rate of Commercial Paper ("CP") plus 1.80% per annum (collectively, the "Class A Notes") and $25.0 million Class B Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 2.65% per annum (the "Class B Notes").
In connection with entry into the Deutsche Bank Facility, on September 24, 2018, FS Senior Funding Ltd. and FS Senior Funding CLO LLC redeemed all outstanding 2015 Notes issued in the 2015 Debt Securitization pursuant to the terms of the indenture governing the 2015 Notes and the revocable notice issued by the Company on August 14, 2018. Following such redemption, the agreements governing the 2015 Debt Securitization were terminated and FS Senior Funding Ltd. was merged with and into OCSI Senior Funding Ltd. with OCSI Senior Funding Ltd. continuing as the surviving entity. The 2015 Notes would have otherwise matured on May 28, 2025. The Company expensed $2.0 million of previously unamortized financing costs in connection with the redemption of the 2015 Notes.

Prior to September 24, 2018, the Company served as collateral manager to FS Senior Funding Ltd. under a collateral management agreement. The Company was entitled to a fee for its services as collateral manager. The Company retained a sub-collateral manager, which was Oaktree from October 17, 2017 to September 24, 2018, to provide collateral management sub-advisory services to the Company pursuant to a sub-collateral management agreement. The sub-collateral manager was entitled to receive 100% of the collateral management fees paid to the Company under the collateral management agreement, but Oaktree irrevocably waived its right to such sub-collateral management fees in respect of the 2015 Debt Securitization. The collateral management agreement did not include any incentive fee payable to the Company as collateral manager or payable to the sub-collateral manager as sub-advisor under the sub-collateral management agreement.

For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Interest expense	$7,123,152	$5,741,534	$4,668,947
Loan administration fees	93,209	69,514	79,882
Amortization of debt issuance costs	2,224,132	290,104	290,104
Total interest and other debt financing expenses	$9,440,493	$6,101,152	$5,038,933
Cash paid for interest expense	$8,469,735	$5,449,738	$5,136,063
Annualized average interest rate	4.170%	3.425%	2.466%
Average outstanding balance	$176,875,000	$180,462,192	$181,782,413

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classes, interest rates, spread over LIBOR, cash paid for interest and interest expense of each of the Class A-T, Class A-S, Class A-R, Class B and Class C 2015 Senior Secured Notes for the years ended September 30, 2018 and 2017 are as follows:

				Year ended September 30, 2018		Year ended September 30, 2017
	Stated Interest Rate	LIBOR Spread (basis points)		Cash Paid for Interest	Interest Expense	Cash Paid for Interest	Interest Expense
Class A-T Notes	4.1370%	180		$5,497,980	$4,634,085	$3,487,268	$3,664,619
Class A-S Notes	4.4370%	210	(1)	1,371,258	1,151,922	850,073	926,401
Class A-R Notes	4.1370%	180	(2)	251,086	207,373	205,027	207,900
Class B Notes	4.9870%	265		1,349,411	1,129,772	907,370	942,614
Class C Notes	5.5870%	325	(3)	—	—	—	—
Total				$8,469,735	$7,123,152	$5,449,738	$5,741,534
_______________________
(1) Spread increased to 2.10% in October 2016 from 1.55%.
(2) Interest expense includes 1.0% undrawn fee.
(3) The Company held all Class C Senior Secured Notes outstanding and thus has not recorded any related interest expense as they were eliminated in consolidation.
Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2018 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2019	2020	2021	2022	2023 and Thereafter
Citibank Facility	$110,056,800	$—	$—	$—	$—	$110,056,800
Deutsche Bank Facility	157,000,000	157,000,000	—	—	—	—
East West Bank Facility	8,000,000	—	—	8,000,000	—	—
Total	$275,056,800	$157,000,000	$—	$8,000,000	$—	$110,056,800

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

As of September 30, 2018 and 2017, there were one and three investments, respectively, on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2018 and 2017 were as follows:

	September 30, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$564,507,626	99.86%	$554,829,583	99.99%	$564,231,285	96.02%	$553,084,120	98.88%
Cash non-accrual (1)	806,387	0.14	50,000	0.01	23,381,863	3.98	6,292,551	1.12
Total	$565,314,013	100.00%	$554,879,583	100.00%	$587,613,148	100.00%	$559,376,671	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) exit fees received in connection with investments in portfolio companies; (3) origination fees

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received in connection with investments in portfolio companies; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2018 and 2017:

	Year ended September 30, 2018	Year ended September 30, 2017
Net increase (decrease) in net assets resulting from operations	$20,673,049	$(8,766,879)
Net unrealized (appreciation) depreciation on investments, secured borrowings and foreign currency	(28,615,535)	17,803,657
Book/tax difference due to deferred loan fees	—	(1,438,850)
Book/tax difference due to interest income on certain loans	—	1,642,722
Book/tax difference due to capital losses not recognized	23,225,073	13,384,915
Other book/tax differences	—	557,519
Taxable/Distributable Income (1)	$15,282,587	$23,183,084

__________________

(1)
The Company's taxable income for the year ended September 30, 2018 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2018, the Company had a net capital loss carryforward of $54,093,608, which can be used to offset future capital gains and is not subject to expiration. Of the net capital loss carryforward, $11,431,686 is available to offset future short-term capital gains and $42,661,922 is available to offset future long-term capital gains.
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
For the year ended September 30, 2018, the Company reclassified $3.2 million of additional paid-in-capital to accumulated overdistributed earnings on the Consolidated Statement of Assets and Liabilities to reflect distributions that were deemed to be a return of capital for income tax purposes. Of the $3.2 million, $1.1 million relates to distributions that occurred prior to September 30, 2017. These reclassification entries did not impact total net assets.
As of September 30, 2018, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$—
Net realized capital losses	(54,093,608)
Unrealized losses, net	(21,207,029)
The aggregate cost of investments for income tax purposes was $578.1 million as of September 30, 2018. As of September 30, 2018, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $12.2 million. As of September 30, 2018, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $33.4 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $21.2 million.
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
During the year ended September 30, 2018, the Company recorded an aggregate net realized loss on investments, secured borrowings and foreign currency of $27.7 million, which consisted of the following:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(15.9)
Metamorph US 3, LLC	(8.9)
Other, net	(2.9)
Total, net	$(27.7)
During the year ended September 30, 2017, the Company recorded an aggregate net realized loss on investments, secured borrowings and foreign currency of $13.4 million, primarily in connection with the sale of the Company's first and second lien term loan investments in the Answers Corporation.
During the year ended September 30, 2016, the Company recorded an aggregate net realized loss on investments, secured borrowings and foreign currency of $12.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(8.7)
B&H Education Inc.	(4.3)
Other, net	0.2
Total, net	$(12.8)
Net Unrealized Appreciation or Depreciation on Investments
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the year ended September 30, 2018, the Company recorded net unrealized appreciation of $28.6 million. For the year ended September 30, 2018, this consisted of $29.0 million of net reclassifications to realized loss (resulting in unrealized appreciation) and $1.0 million of net unrealized appreciation on equity investments, offset by $1.4 million of net unrealized depreciation on debt investments.
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

Note 11. Related Party Transactions
As of September 30, 2018 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.9 million and $2.2 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and the Former Adviser, respectively.
Investment Advisory Agreement
Effective October 17, 2017 and as of September 30, 2018, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Company's Board of Directors or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, including, in either case, approval by a majority of directors of the Company who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
Base Management Fee
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.00% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the period from October 17, 2017 to September 30, 2018, the base management fee incurred under the Investment Advisory Agreement was $5.4 million, which was payable to Oaktree.
Incentive Fee
The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income" or "Part I incentive fee") is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee is payable to Oaktree in any quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets;

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. This portion of the incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets in any fiscal quarter; and

•
For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets, the incentive fee on income is equal to 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
For the period from October 17, 2017 to September 30, 2018, the first part of the incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $2.2 million. To ensure compliance of the Transactions with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarterly on a cumulative basis and, to the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of September 30, 2018, Oaktree had accrued an aggregate amount of $0.7 million of incentive fees potentially subject to waiver, which was included in base management fee and incentive fee payable.
Under the Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree's services under the Investment Advisory Agreement or otherwise as investment adviser.
Collection and Disbursement of Fees Owed to the Former Adviser
Under the Former Investment Advisory Agreement, both the base management fee and incentive fee on income were calculated and paid to the Former Adviser at the end of each quarter. In order to ensure that the Former Adviser received the compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which the Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay the Former Adviser in early 2018 the pro rata portion of the fees that were earned by, but not paid to, the Former Adviser for services rendered to the Company prior to October 17, 2017.
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
For the period from October 1, 2017 to October 17, 2017, the years ended September 30, 2017 and 2016, the base management fee (net of waivers, if any) incurred under the Former Investment Advisory Agreement with the Former Adviser was $0.2 million, $5.6 million and $6.1 million, respectively, all of which were payable to the Former Adviser. For each of the years ended September 30, 2017 and 2016, the Former Adviser voluntarily waived $0.1 million of the base management fee.
Incentive Fee
The incentive fee paid to the Former Adviser had two parts. The first part was calculated and payable quarterly in arrears at a rate of 20% based on the Company’s pre-incentive fee net investment income for the immediately preceding fiscal quarter subject to a

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarterly hurdle of 1.5% and a catch-up. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.0% base management fee.
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

For the period from October 1, 2017 to October 17, 2017, the years ended September 30, 2017 and 2016, incentive fees incurred under the Former Investment Advisory Agreement with the Former Adviser were $0.1 million, $3.2 million and $5.2 million, respectively.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of September 30, 2018 because the capital gain incentive fee under the Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.
Administrative Services
The Company entered into the Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator makes reports to the Company’s Board of Directors of its performance of obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of the Company’s business and affairs, in each case, as it shall determine to be desirable or as reasonably required by the Company’s Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
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
For providing these services, facilities and personnel, the Company reimburses Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the year ended September 30, 2018, the Company accrued administrative expenses of $1.3 million, including $0.2 million of general and administrative expenses. Of this amount, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.2 million was due to Oaktree Administrator. For the years ended September 30, 2017 and 2016, the Company accrued administrative expenses of $1.9 million, including $1.2 million of general and administrative expenses, and $1.2 million, including $0.7 million of general and administrative expenses, respectively, which were due to the Former Administrator.
As of September 30, 2018 and September 30, 2017, $1.7 million and $0.5 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator and the Former Administrator, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Net asset value at beginning of period	$9.97	$11.06	$12.11	$12.65	$15.11
Net investment income (2)	0.67	0.76	0.86	0.96	0.62
Net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency (2)	0.97	(0.60)	(0.58)	(0.43)	0.24
Net realized gain (loss) on investments, secured borrowings and foreign currency (2)	(0.94)	(0.45)	(0.43)	0.01	0.14
Distributions to stockholders (2)	(0.56)	(0.80)	(0.90)	(1.07)	(0.62)
Tax return of capital (2)	(0.07)	—	—	—	(0.39)
Net issuance of common stock (2)	—	—	—	(0.01)	(2.45)
Net asset value at end of period	$10.04	$9.97	$11.06	$12.11	$12.65
Per share market value at beginning of period	$8.80	$8.56	$8.73	$11.82	$13.54
Per share market value at end of period	$8.65	$8.80	$8.56	$8.73	$11.82
Total return (3)	5.90%	12.51%	9.44%	(15.76)%	(8.20)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768	6,666,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$293,636,434	$325,829,394	$356,807,103	$372,677,678	$100,705,269
Net assets at end of period	$295,745,420	$293,636,434	$325,829,394	$356,807,103	$372,677,678
Average net assets (4)	$294,285,497	$316,440,902	$332,486,362	$368,839,422	$132,873,801
Ratio of net investment income to average net assets	6.72%	7.09%	7.59%	7.67%	4.34%
Ratio of total expenses to average net assets	9.72%	7.71%	8.44%	6.29%	5.20%
Ratio of net expenses to average net assets	9.48%	7.63%	8.44%	6.29%	5.08%
Ratio of portfolio turnover to average investments at fair value	74.88%	46.80%	28.02%	21.48%	78.96%
Weighted average outstanding debt (5)	$269,760,689	$267,608,526	$303,204,218	$243,240,691	$49,833,018
Average debt per share (2)	$9.15	$9.08	$10.29	$8.25	$5.36
Asset coverage ratio (6)	207.52%	211.67%	211.43%	210.46%	—

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of loans payable for the period.
(6)
Based on outstanding senior securities of $275.1 million, $263.0 million, $292.4 million, and $323.0 million as of September 30, 2018, 2017, 2016, and 2015, respectively. As of September 30, 2014, the Company did not have any outstanding senior securities.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2018, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized gains (losses) on investments and foreign currency” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses) on investments, secured borrowings and foreign currency” in the accompanying consolidated statement of operations. Forward currency contracts and interest rate swaps are considered undesignated derivative instruments.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	$45,807	$—	Derivative asset

Note 14. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the "SEC") sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of the Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in certain previously disclosed OCSL and FSAM securities class actions and OCSL derivative actions. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSL, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company is cooperating with the Division of Enforcement investigation, has produced requested documents, and believes its obligations with respect to the matter are concluded. Oaktree is not subject to these subpoenas.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2018 and September 30, 2017, off-balance sheet arrangements consisted of $22.8 million and $43.5 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of September 30, 2018 and September 30, 2017 is shown in the table below:

	September 30, 2018	September 30, 2017
OCSI Glick JV LLC	$13,998,029	$16,159,368
MHE Intermediate Holdings	3,901,478	6,749,698
Asset International	2,500,000	—
CircusTrix Holdings	1,070,055	—
Internet Pipeline, Inc.	800,000	800,000
iCIMs, Inc.	294,118	—
GKD Index Partners, LLC	111,111	—
Ministry Brands, LLC	70,000	1,857,967
4 Over International, LLC	68,452	68,452
Triple Point Group Holdings, Inc.	—	4,968,590
Valet Merger Sub, Inc.	—	833,333
Motion Recruitment Partners LLC	—	2,900,000
PowerPlan, Inc.	—	2,100,000
Impact Sales, LLC	—	1,078,125
Metamorph US 3, LLC	—	720,000
BeyondTrust Software, Inc.	—	3,605,000
Executive Consulting Group, Inc.	—	800,000
Systems Inc.	—	600,000
Sailpoint Technologies, Inc.	—	300,000
Total	$22,813,243	$43,540,533

Note 15. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for Oaktree Strategic Income Corporation for the years ended September 30, 2018, 2017 and 2016 are below:

	For or as of the three months ended
(dollars in thousands, except per share amounts)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$14,724	$11,661	$10,555	$10,731	$11,820	$12,171	$11,020	$11,561	$13,203	$13,114	$13,195	$13,914
Net investment income	5,563	5,072	4,589	4,547	5,521	5,930	5,086	5,884	6,342	6,164	5,785	7,002
Net realized and unrealized gain (loss)	2,796	(3,347)	4,093	(2,641)	(19,984)	(5,791)	(254)	(5,159)	2,251	(5,248)	(6,445)	(20,308)
Net increase (decrease) in net assets resulting from operations	8,359	1,725	8,683	1,906	(14,463)	139	4,832	725	8,593	916	(660)	(13,306)
Net assets	295,745	291,953	294,501	289,944	293,636	313,698	319,158	319,924	325,829	323,866	329,580	334,661
Total investment income per common share	$0.50	$0.40	$0.36	$0.36	$0.40	$0.41	$0.37	$0.39	$0.45	$0.45	$0.45	$0.47
Net investment income per common share	0.19	0.17	0.16	0.15	0.19	0.20	0.17	0.20	0.22	0.21	0.20	0.24
Earnings (loss) per common share	0.28	0.06	0.29	0.06	(0.49)	—	0.16	0.02	0.29	0.03	(0.02)	(0.45)
Net asset value per common share at period end	10.04	9.91	9.99	9.84	9.97	10.65	10.83	10.86	11.06	10.99	11.18	11.36

Note 16. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2018, except as discussed below.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distribution Declaration
On November 19, 2018, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable on December 28, 2018 to stockholders of record on December 17, 2018.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2018

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2018	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021	8.59%		$66,390,220	$—	$6,131,395	$57,606,674	$2,161,340	$(1,255,844)	$58,512,170	19.8%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,390,220	$—	$6,131,395	$57,606,674	$2,161,340	$(1,255,844)	$58,512,170	19.8%

Affiliate Investments
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021			$—	$(6,341,950)	$14,822	$935,913	$6,970,176	$(7,906,089)	$—	—%
3,309,873.6 Class A Preferred Units				(3,309,874)	—	—	3,309,874	(3,309,874)	—	—%
327,393.6 Class B Preferred Units				(327,394)	—	—	327,394	(327,394)	—	—%
1,007.36 Class A Units				(5,935,698)	—	—	5,935,698	(5,935,698)	—	—%
Total Affiliate Investments			$—	$(15,914,916)	$14,822	$935,913	$16,543,142	$(17,479,055)	$—	—%
Total Control & Affiliate Investments			$66,390,220	$(15,914,916)	$6,146,217	$58,542,587	$18,704,482	$(18,734,899)	$58,512,170	19.8%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)
Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories.

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

(5)
Together with GF Equity Funding, the Company co-invests through the OCSI Glick JV. The OCSI Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to the OCSI Glick JV must be approved by the OCSI Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2017

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2017	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	9.23%		$64,228,881	$—	$5,764,424	$56,885,646	$5,186,507	$(4,465,479)	$57,606,674	19.6%
87.5% LLC equity interest (5)				—	(576,044)	6,431,021	—	(6,431,021)	—	—%
Total Control Investments			$64,228,881	$—	$5,188,380	$63,316,667	$5,186,507	$(10,896,500)	$57,606,674	19.6%

Affiliate Investments
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (6)	6.33%		$8,071,313	$—	$505,782	$6,342,286	$2,118,166	$(7,524,539)	$935,913	0.3%
3,309,873.6 Class A Preferred Units				—	—	3,626,150	169,172	(3,795,322)	—	—%
327,393.6 Class B Preferred Units				—	—	358,679	198,597	(557,276)	—	—%
1,007.36 Class A Units				—	—	2,679,343	—	(2,679,343)	—	—%
Total Affiliate Investments			$8,071,313	$—	$505,782	$13,006,458	$2,485,935	$(14,556,480)	$935,913	0.3%
Total Control & Affiliate Investments			$72,300,194	$—	$5,694,162	$76,323,125	$7,672,442	$(25,452,980)	$58,542,587	19.9%

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

(5)
Together with GF Equity Funding, the Company co-invests through the OCSI Glick JV. The OCSI Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to the OCSI Glick JV must be approved by the OCSI Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

(6)	This investment was on cash non-accrual status as of September 30, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed by, or under the supervision of, its chief executive officer and chief financial officer, and effected by such company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2018.

The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III — OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	128

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 29, 2018).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit e filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
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

10.5
Loan Financing and Servicing Agreement, dated as of September 24, 2018, by and among OCSI Senior Funding Ltd., as borrower, Registrant, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 25, 2018).

10.6
Sale and Contribution Agreement, dated as of September 24, 2018, by and between Registrant, as seller, and OCSI Senior Funding Ltd., as purchaser (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 25, 2018).

10.7
Loan Sale Agreement by and between Registrant and FS Senior Funding II LLC, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 21, 2015).

10.8
Loan and Security Agreement by and between the Registrant and East West Bank, dated as of January 6, 2016 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 12, 2016).

10.9
First Amendment to Loan and Security Agreement, dated as of March 17, 2018, by and between the Registrant and East West Bank (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 8, 2018).

10.10
Pledge Agreement, dated as of October 17, 2017, between the Registrant and FSH (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

10.11
Amended and Restated Loan and Security Agreement, dated as of January 31, 2018, by and among Registrant, OCSI Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on February 1, 2018).

10.12
First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 16, 2018).

10.13
Second Amendment to Loan and Security Agreement by and between the Registrant and East West Bank, dated as of May 21, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 23, 2018).

10.14
Second Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 18, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on July 19, 2018).

10.15*
Third Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 17, 2018.

14.1
Joint Code of Ethics of the Registrant and Oaktree Specialty Lending Corporation (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Annual Report on Form 10-K (File No. 814-01013) filed on December 8, 2017).

14.2	Code of Ethics of Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Annual Report on Form 10-K (File No. 814-01013) filed on December 8, 2017).
21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: OCSI Senior Funding II LLC - Delaware OCSI Senior Funding Ltd. - Cayman Islands
24	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Edgar Lee
Edgar Lee
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 28, 2018

 POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edgar Lee, Mel Carlisle and Mathew Pendo, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDGAR LEE Edgar Lee	Chief Executive Officer (principal executive officer)	November 28, 2018

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 28, 2018

/s/ RICHARD W. COHEN Richard W. Cohen	Director	November 28, 2018

/s/ JOHN B. FRANK John B. Frank	Director	November 28, 2018

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 28, 2018

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	November 28, 2018

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 28, 2018