Form 10-Q
period 2018-12-31
Oaktree Strategic Income Corp
filed 2019-02-07
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
(213) 830-6300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of February 5, 2019.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	December 31, 2018 (unaudited)	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost December 31, 2018: $73,440,352; cost September 30, 2018: $73,501,970)	$54,535,309	$58,512,170
Non-control/Non-affiliate investments (cost December 31, 2018: $515,681,060; cost September 30, 2018: $499,423,794)	498,816,111	498,329,658
Total investments at fair value (cost December 31, 2018: $589,121,412; cost September 30, 2018: $572,925,764)	553,351,420	556,841,828
Cash and cash equivalents	6,892,598	10,439,023
Restricted cash	8,081,210	5,992,764
Interest, dividends and fees receivable	3,074,356	3,139,334
Due from portfolio companies	50,826	167,946
Receivables from unsettled transactions	2,939,282	5,143,533
Deferred financing costs	2,329,897	2,469,675
Derivative asset at fair value	—	45,807
Other assets	1,009,609	891,960
Total assets	$577,729,198	$585,131,870
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$552,712	$649,781
Base management fee and incentive fee payable	1,139,267	1,915,682
Due to affiliate	2,855,707	1,700,952
Interest payable	2,549,429	1,130,735
Payables from unsettled transactions	30,419,142	8,932,500
Derivative liability at fair value	28,761	—
Director fees payable	50,000	—
Credit facilities payable	262,156,800	275,056,800
Total liabilities	299,751,818	289,386,450
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of December 31, 2018 and September 30, 2018	294,668	294,668
Additional paid-in-capital	370,751,389	370,751,389
Accumulated overdistributed earnings	(93,068,677)	(75,300,637)
Total net assets (equivalent to $9.43 and $10.04 per common share as of December 31, 2018 and September 30, 2018, respectively) (Note 12)	277,977,380	295,745,420
Total liabilities and net assets	$577,729,198	$585,131,870
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017
Interest income:
Control investments	$1,485,423	$1,198,697
Non-control/Non-affiliate investments	9,651,149	8,764,475
Interest on cash and cash equivalents	66,995	71,095
Total interest income	11,203,567	10,034,267
PIK interest income:
Control investments	—	295,151
Non-control/Non-affiliate investments	7,745	3,263
Total PIK interest income	7,745	298,414
Fee income:
Non-control/Non-affiliate investments	47,635	398,049
Total fee income	47,635	398,049
Total investment income	11,258,947	10,730,730
Expenses:
Base management fee	1,414,767	1,412,172
Part I incentive fee	854,378	259,722
Professional fees	458,612	1,020,183
Directors fees	105,000	130,000
Interest expense	3,222,954	2,764,477
Administrator expense	434,867	279,684
General and administrative expenses	332,226	435,210
Total expenses	6,822,804	6,301,448
Fees waived	(427,394)	(117,493)
Net expenses	6,395,410	6,183,955
Net investment income	4,863,537	4,546,775
Unrealized appreciation (depreciation):
Control investments	(3,915,243)	(721,175)
Affiliate investments	—	75,916
Non-control/Non-affiliate investments	(15,770,813)	2,387,158
Foreign currency forward contract	(74,568)	—
Net unrealized appreciation (depreciation)	(19,760,624)	1,741,899
Realized gains (losses):
Affiliate investments	—	28
Non-control/Non-affiliate investments	1,447,306	(4,382,734)
Foreign currency forward contract	249,090	—
Net realized gains (losses)	1,696,396	(4,382,706)
Net realized and unrealized gains (losses)	(18,064,228)	(2,640,807)
Net increase (decrease) in net assets resulting from operations	$(13,200,691)	$1,905,968
Net investment income per common share — basic and diluted	$0.17	$0.15
Earnings (loss) per common share — basic and diluted (Note 5)	$(0.45)	$0.06
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017
Operations:
Net investment income	$4,863,537	$4,546,775
Net unrealized appreciation (depreciation)	(19,760,624)	1,741,899
Net realized gains (losses)	1,696,396	(4,382,706)
Net increase (decrease) in net assets resulting from operations	(13,200,691)	1,905,968
Stockholder transactions:
Distributions to stockholders	(4,567,349)	(5,598,686)
Net decrease in net assets from stockholder transactions	(4,567,349)	(5,598,686)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	54,111	159,167
Repurchases of common stock under dividend reinvestment plan	(54,111)	(159,167)
Net change in net assets from capital share transactions	—	—
Total decrease in net assets	(17,768,040)	(3,692,718)
Net assets at beginning of period	295,745,420	293,636,434
Net assets at end of period	$277,977,380	$289,943,716
Net asset value per common share	$9.43	$9.84
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2018	Three months ended December 31, 2017
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(13,200,691)	$1,905,968
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation	19,760,624	(1,741,899)
Net realized (gains) losses	(1,696,396)	4,382,706
PIK interest income	(7,745)	(298,414)
Deferred fee income	—	27,573
Accretion of original issue discount on investments	(567,298)	(885,752)
Amortization of deferred financing costs	139,778	198,400
Purchases of investments and net revolver activity	(87,049,003)	(143,897,574)
Principal payments received on investments (scheduled payments)	3,228,475	1,861,286
Principal payments received on investments (payoffs)	43,786,660	73,171,499
Proceeds from the sale of investments	26,109,659	86,408,902
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	64,978	335,061
(Increase) decrease in due from portfolio companies	117,120	226,654
(Increase) decrease in receivables from unsettled transactions	2,204,251	(17,301,666)
(Increase) decrease in other assets	(117,649)	(851,309)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(97,069)	517,540
Increase (decrease) in base management fee and incentive fee payable	(776,415)	(605,599)
Increase (decrease) in due to affiliate	1,154,755	274,377
Increase (decrease) in interest payable	1,418,694	8,078
Increase (decrease) in payables from unsettled transactions	21,486,642	13,890,647
Increase (decrease) in director fees payable	50,000	31,992
Net cash provided by operating activities	16,009,370	17,658,470
Financing activities:
Distributions paid in cash	(4,513,238)	(5,439,519)
Borrowings under credit facilities	30,000,000	15,500,000
Repayments of borrowings under credit facilities	(42,900,000)	(24,400,000)
Proceeds from issuance of notes payable	—	3,000,000
Repayments of notes payable	—	(3,000,000)
Repurchases of common stock under dividend reinvestment plan	(54,111)	(159,167)
Net cash used in financing activities	(17,467,349)	(14,498,686)
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,457,979)	3,159,784
Cash and cash equivalents and restricted cash, beginning of period	16,431,787	43,012,387
Cash and cash equivalents and restricted cash, end of period	$14,973,808	$46,172,171
Supplemental information:
Cash paid for interest	$1,664,482	$2,557,999
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$54,111	$159,167

Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2018	September 30, 2018
Cash and cash equivalents	$6,892,598	$10,439,023
Restricted cash	8,081,210	5,992,764
Total cash and cash equivalents and restricted cash	$14,973,808	$16,431,787

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Control Investments (8)
OCSI Glick JV LLC (9)(10)(11)		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021 (6)	8.77%		$66,328,601	$66,328,601	$54,535,309
87.5% equity interest (12)				7,111,751	—
				73,440,352	54,535,309
Total Control Investments (19.6% of net assets)				$73,440,352	$54,535,309

Non-Control/Non-Affiliate Investments (13)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (6)	8.52%		$5,701,442	$5,632,665	$5,700,872
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (6)(14)			—	(502)	(7)
				5,632,163	5,700,865
99 Cents Only Stores, LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% (1% floor) cash 1.5% PIK due 1/13/2022 (6)(15)	7.76%		2,008,805	1,880,196	1,747,660
				1,880,196	1,747,660
Access CIG, LLC		Diversified support services
First Lien Delayed Draw Term Loan, LIBOR+3.75% cash due 2/27/2025 (6)(14)(15)	6.46%		—	(4,868)	(10,720)
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025 (6)(15)	6.46%		4,085,274	4,048,377	3,980,609
				4,043,509	3,969,889
AI Ladder (Luxembourg) Subco S.a.r.l. (9)		Electrical components & equipment
First Lien Term Loan B, LIBOR+4.5% cash due 7/9/2025 (6)(15)	7.02%		6,610,683	6,424,782	6,556,972
				6,424,782	6,556,972
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 3/14/2025 (6)(15)	6.75%		2,507,668	2,449,441	2,342,876
				2,449,441	2,342,876
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (6)(15)	7.02%		6,965,000	6,901,885	6,581,925
				6,901,885	6,581,925
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan B, LIBOR+5.5% cash due 8/1/2025 (6)(15)	8.30%		568,575	562,889	553,474
				562,889	553,474
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/29/2020 (6)	9.71%		24,625,607	24,625,581	21,833,605
				24,625,581	21,833,605
Allen Media, LLC		Movies & entertainment
First Lien Term Loan B, LIBOR+6.5% (1% floor) cash due 8/30/2023 (6)	9.21%		5,000,000	4,882,333	4,856,500
				4,882,333	4,856,500
Almonde Inc.		Application software
First Lien Term Loan B, LIBOR+3.5% (1% floor) cash due 6/13/2024 (6)(15)	6.30%		2,000,000	1,930,000	1,869,290
				1,930,000	1,869,290
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (6)	9.80%		9,044,719	8,893,656	8,990,451
				8,893,656	8,990,451
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (6)(15)	7.06%		507,290	504,773	502,639
				504,773	502,639
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.5% cash due 7/23/2025 (6)(15)	8.02%		$11,000,000	$10,890,000	$10,931,250
				10,890,000	10,931,250
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/30/2024 (6)	7.02%		13,860,000	13,622,787	13,629,106
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022 (6)(14)	7.02%		625,000	575,130	572,941
				14,197,917	14,202,047
Avantor Inc.		Healthcare distributors
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 11/21/2024 (6)(15)	6.57%		12,770,759	12,767,248	12,411,581
				12,767,248	12,411,581
Avaya, Inc.		Communications equipment
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 12/15/2024 (6)(15)	6.70%		9,900,000	9,802,742	9,584,438
				9,802,742	9,584,438
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.5% cash due 7/31/2025 (6)	7.02%		8,955,000	8,912,557	8,753,513
				8,912,557	8,753,513
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 2/12/2026 (6)(15)	9.72%		6,000,000	5,973,244	5,745,000
				5,973,244	5,745,000
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/15/2026 (6)(15)	9.50%		4,375,000	4,331,200	4,316,668
				4,331,200	4,316,668
Boxer Parent Company Inc.		Systems software
First Lien Term Loan B, LIBOR+4.25% cash due 10/2/2025 (6)(15)	7.05%		4,335,000	4,291,123	4,192,097
				4,291,123	4,192,097
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 11/14/2023 (6)	9.04%		13,616,995	13,497,759	13,345,527
				13,497,759	13,345,527
Cincinnati Bell Inc. (9)		Integrated telecommunication services
First Lien Term Loan B, LIBOR+3.25% (1% floor) cash due 10/2/2024 (6)(15)	5.77%		2,992,500	2,996,027	2,893,104
				2,996,027	2,893,104
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (6)	8.12%		8,134,091	8,071,491	8,062,902
First Lien Delayed Draw Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (6)(14)	8.02%		709,803	696,105	694,226
				8,767,596	8,757,128
CITGO Petroleum Corp		Oil & gas refining & marketing
First Lien Term Loan B, LIBOR+3.5% (1% floor) cash due 7/29/2021 (6)(15)	6.30%		5,984,375	5,962,301	5,872,168
				5,962,301	5,872,168
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Curvature, Inc.		IT consulting & other services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/30/2023 (6)(15)	7.52%		$9,800,000	$9,752,061	$7,466,424
				9,752,061	7,466,424
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 10/31/2024 (6)(15)	6.52%		9,962,531	9,941,524	9,788,187
				9,941,524	9,788,187
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 10/11/2025 (6)	7.05%		10,000,000	9,975,553	9,975,000
				9,975,553	9,975,000
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 5/9/2025 (6)(15)	6.55%		3,980,000	3,961,803	3,701,400
				3,961,803	3,701,400
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% (0% floor) cash due 5/1/2026 (6)(15)	10.02%		5,000,000	4,976,947	5,025,000
				4,976,947	5,025,000
Flight Bidco Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.5% cash due 7/23/2025 (6)(15)	6.02%		7,210,843	7,176,578	7,168,768
				7,176,578	7,168,768
Frontier Communications Corporation (9)		Integrated telecommunication services
First Lien Term Loan A, LIBOR+2.75% cash due 3/31/2021 (6)(15)	5.28%		2,915,493	2,858,581	2,779,923
				2,858,581	2,779,923
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 6/29/2023 (6)	10.05%		9,197,222	9,114,669	9,031,672
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 6/29/2023 (6)(14)	10.04%		133,333	129,344	125,778
				9,244,013	9,157,450
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+3% cash due 10/10/2025 (6)(15)	5.43%		4,000,000	3,990,245	3,870,000
				3,990,245	3,870,000
Hamilton Sundstrand (9)		Industrial machinery
First Lien Term Loan B, LIBOR+3% (1% Floor) cash due 8/18/2024 (6)(15)	5.52%		4,966,119	4,767,474	4,725,262
				4,767,474	4,725,262

iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% floor), cash due 9/12/2024 (6)	8.94%		4,705,882	4,616,574	4,616,668
First Lien Revolver, LIBOR+6.5% (1% floor), cash due 9/12/2024 (6)(14)				(5,581)	(5,576)
				4,610,993	4,611,092
Indivior Finance S.a.r.l (9)		Pharmaceuticals
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 12/19/2022 (6)(15)	7.03%		8,550,865	8,513,216	8,372,708
				8,513,216	8,372,708
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022 (6)	7.28%		12,948,226	12,937,081	12,854,227
First Lien Revolver, LIBOR+4.75% cash due 8/4/2021 (6)(14)			—	—	(5,807)
				12,937,081	12,848,420

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 10/20/2023 (6)(15)	7.48%		$3,893,188	$3,893,188	$3,722,861
				3,893,188	3,722,861
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (6)	11.02%		280,000	280,000	282,450
				280,000	282,450
KIK Custom Products Inc. (9)		Household products
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 5/15/2023 (6)(15)	6.52%		5,000,000	5,031,052	4,731,275
				5,031,052	4,731,275
Lannett Company, Inc. (9)		Pharmaceuticals
First Lien Term Loan B, LIBOR+5.375% (1% floor) cash due 11/25/2022 (6)(15)	7.90%		7,652,761	7,669,221	6,298,222
				7,669,221	6,298,222
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	209,654
				—	209,654
McAfee, LLC		Systems software
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 9/30/2024 (6)(15)	6.27%		8,200,347	8,135,793	8,005,589
				8,135,793	8,005,589
McDermott Technology (Americas), Inc. (9)		Oil & gas equipment & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 5/12/2025 (6)(15)	7.52%		1,291,746	1,268,240	1,209,397
				1,268,240	1,209,397
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (6)	7.80%		11,626,847	11,452,638	11,391,927
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (6)(14)	8.27%		2,009,852	1,780,906	1,903,685
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (6)	7.80%		2,367,474	2,394,450	2,319,639
				15,627,994	15,615,251
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (6)	11.77%		1,568,067	1,552,100	1,567,451
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (6)	11.77%		431,933	427,535	431,763
First Lien Revolver, LIBOR+5% (1% floor) cash due 12/2/2022 (6)(14)			—	(861)	(356)
				1,978,774	1,998,858
Monitronics International, Inc.		Specialized consumer services
First Lien Term Loan B2, LIBOR+5.5% (1% floor) cash due 9/30/2022 (6)(15)	8.30%		2,484,450	2,484,451	2,228,241
				2,484,451	2,228,241
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (6)	8.52%		11,550,000	11,453,321	11,492,250
				11,453,321	11,492,250
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (6)(16)			1,000,000	795,625	50,000
				795,625	50,000
OCI Beaumont LLC (9)		Commodity chemicals
First Lien Term Loan B, LIBOR+4% cash due 3/13/2025 (6)(15)	6.80%		4,962,500	4,956,963	4,878,758
				4,956,963	4,878,758
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (6)(15)	7.30%		3,890,303	3,876,025	3,494,795
				3,876,025	3,494,795

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Peraton Corp.		Aerospace & defense
First Lien Term Loan B, LIBOR+5.25% (1% floor) cash due 4/29/2024 (6)(15)	8.06%		$6,402,500	$6,378,192	$6,242,438
				6,378,192	6,242,438
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan B, LIBOR+5.75% (1% floor) cash due 9/15/2023 (6)	8.52%		9,975,000	9,880,947	9,775,500
				9,880,947	9,775,500
PSI Services LLC		Human resource & employment services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/20/2023 (6)	7.52%		6,652,355	6,582,996	6,594,313
				6,582,996	6,594,313
R1 RCM Inc. (9)		Healthcare services
First Lien Term Loan B, LIBOR+5.25% cash due 5/8/2025 (6)	7.77%		3,980,000	3,871,165	3,940,200
				3,871,165	3,940,200
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025 (6)	7.30%		10,473,750	10,369,013	10,355,920
				10,369,013	10,355,920
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (6)	8.27%		5,853,869	5,780,095	5,766,061
				5,780,095	5,766,061
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/23/2024 (6)(15)	7.30%		10,917,500	10,822,181	10,972,088
				10,822,181	10,972,088
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025 (6)(15)	8.06%		8,000,000	7,880,000	7,860,000
				7,880,000	7,860,000
Sophia, L.P.		Systems software
First Lien Term Loan B, LIBOR+3.25% (1% floor) cash due 9/30/2022 (6)(15)	6.05%		1,449,340	1,445,994	1,400,939
				1,445,994	1,400,939
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (6)(15)	7.02%		1,585,914	1,582,555	1,522,477
				1,582,555	1,522,477
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/22/2024 (6)(15)	6.26%		5,783,920	5,795,493	5,611,617
				5,795,493	5,611,617
TV Borrower US, LLC (9)		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (6)(15)	7.55%		1,901,804	1,894,836	1,892,295
				1,894,836	1,892,295
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4% (1% floor) cash due 4/4/2025 (6)(15)	6.39%		2,256,331	2,239,302	2,204,153
				2,239,302	2,204,153
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan B, LIBOR+3.25% (1% floor) cash due 8/18/2023 (6)(15)	5.78%		2,977,157	2,980,551	2,908,683
				2,980,551	2,908,683
Uniti Group LP (9)		Specialized REITs
First Lien Term Loan B, LIBOR+3% (1% floor) cash due 10/24/2022 (6)(15)	5.52%		8,916,723	8,658,188	8,099,372
				8,658,188	8,099,372
UOS, LLC		Trading companies & distributors
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 4/18/2023 (6)(15)	8.02%		8,887,343	9,038,307	8,887,343
				9,038,307	8,887,343

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
U.S. Well Services, LLC (9)		Oil & gas drilling
Second Lien Incremental Delayed Draw Term Loan, LIBOR+7.75% (1% floor) 5/31/2020 (6)(14)			$—	$—	$—
Second Lien Delayed Draw Term Loan, LIBOR+7.75% (1% floor) 5/31/2020 (6)(14)	10.27%		6,400,000	6,137,678	6,163,200
				6,137,678	6,163,200
Valeant Pharmaceuticals International Inc. (9)		Pharmaceuticals
First Lien Term Loan B, LIBOR+2.75% cash due 11/27/2025 (6)(15)	5.13%		7,406,250	7,332,597	7,048,676
				7,332,597	7,048,676
Veritas US Inc.		Application software
First Lien Term Loan B-1, LIBOR+4.5% (1% floor) cash due 1/27/2023 (6)(15)	7.09%		12,910,432	13,022,492	11,098,388
				13,022,492	11,098,388
Verra Mobility, Corp. (9)		Data processing & outsourced services
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 2/28/2025 (6)(15)	6.27%		4,987,437	4,999,763	4,875,220
				4,999,763	4,875,220
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 8/27/2025 (6)(15)	7.02%		11,058,285	10,980,550	10,726,536
				10,980,550	10,726,536
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.5% cash due 12/19/2025 (6)(15)	7.31%		8,000,000	7,960,000	7,880,000
				7,960,000	7,880,000
Windstream Services, LLC (9)		Integrated telecommunication services
First Lien Term Loan B6, LIBOR+4% (0.75% floor) cash due 3/29/2021 (6)(15)	6.46%		7,384,828	7,149,635	6,627,883
				7,149,635	6,627,883
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/27/2025 (6)(15)	7.52%		14,887,500	14,757,761	14,267,212
				14,757,761	14,267,212
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 4/30/2025 (6)(15)	6.28%		4,488,750	4,478,139	4,348,477
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (6)(15)	10.28%		1,000,000	990,474	984,375
				5,468,613	5,332,852
Zep Inc.		Specialty chemicals
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 8/12/2024 (6)(15)	6.80%		4,690,625	4,727,023	4,229,380
				4,727,023	4,229,380
Zephyr Bidco Limited (9)		Specialized finance
First Lien Term Loan B1, UK LIBOR+4.75% cash due 7/23/2025 (6)(15)	5.48%		£5,000,000	6,667,495	6,315,463
				6,667,495	6,315,463
Total Non-Control/Non-Affiliate Investments (179.4% of net assets)				$515,681,060	$498,816,111
Total Portfolio Investments (199.1% of net assets)				$589,121,412	$553,351,420
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$3,373,611	$3,373,611
Other cash accounts				$11,600,197	$11,600,197
Total Cash and Cash Equivalents and Restricted Cash (5.4% of net assets)				$14,973,808	$14,973,808
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (204.5% of net assets)				$604,095,220	$568,325,228

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,345,229	£4,995,850	2/4/2019	JPMorgan Chase Bank, N.A.	$(28,761)
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2018
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

(4)
Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.52%, 60-day LIBOR at 2.62%, the 90-day LIBOR at 2.80%, the 180-day LIBOR at 2.88%, the PRIME at 5.50% and the 30-day UK LIBOR at 0.73%.

(7)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.

(8)
Control Investments generally are defined by the Investment Company Act of 1940, as amended ("Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(9)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2018, qualifying assets represented 74.3% of the Company's total assets and non-qualifying assets represented 25.7% of the Company's total assets.

(10)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(11)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(12)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(13)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(14)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(15)
As of December 31, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments, with the exception of investments valued using net asset value as a practical expedient, are categorized as Level 3 as of December 31, 2018 and were valued using significant unobservable inputs.

(16)	This investment was on cash non-accrual status as of December 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Aretec Group, Inc.		Investment banking & brokerage
First Lien Term Loan B1, PRIME+3.25% (1% floor) cash due 11/23/2020 (7)(14)	8.50%		$5,490,146	$5,525,388	$5,500,440
				5,525,388	5,500,440
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/30/2024 (7)	6.89%		13,895,000	13,647,085	13,834,862
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022 (7)	6.89%		625,000	571,947	611,475
				14,219,032	14,446,337
Avantor Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 11/21/2024 (7)(14)	6.24%		4,962,500	4,958,640	5,028,799
				4,958,640	5,028,799
Avaya, Inc.		Communications equipment
First Lien Term Loan B, LIBOR+4.25% (1% floor) cash due 12/15/2024 (7)(14)	6.41%		9,925,000	9,823,325	10,025,044
				9,823,325	10,025,044
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.5% due 7/31/2025 (7)(14)	6.74%		8,977,500	8,933,303	9,084,108
				8,933,303	9,084,108
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 2/12/2026 (7)(14)	9.41%		6,000,000	5,972,286	6,082,500
				5,972,286	6,082,500
BeyondTrust Holdings LLC		Application software
500,000 Class A membership interests				500,000	1,758,950
				500,000	1,758,950
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/15/2026 (7)(14)	9.38%		4,375,000	4,329,703	4,424,219
				4,329,703	4,424,219
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 11/14/2023 (7)	8.82%		13,651,323	13,527,955	13,514,811
				13,527,955	13,514,811
Chloe Ox Parent LLC		Healthcare services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/23/2024 (7)(14)	6.89%		10,945,000	10,845,368	10,986,044
				10,845,368	10,986,044
Cincinnati Bell Inc. (6)		Integrated telecommunication services
First Lien Term Loan B, LIBOR+3.25% (1% floor) cash due 10/2/2024 (7)(14)	5.49%		3,000,000	3,003,693	3,010,305
				3,003,693	3,010,305
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)	7.96%		8,154,712	8,086,543	8,083,073
First Lien Delayed Draw Term Loan B, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)	7.74%		711,587	696,693	695,935
				8,783,236	8,779,008

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

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Indivior Finance S.a.r.l (6)		Pharmaceuticals
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 12/19/2022 (7)(14)	6.85%		$6,626,069	$6,603,250	$6,605,363
				6,603,250	6,605,363
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022 (7)	7.00%		12,975,681	12,964,018	12,975,681
First Lien Revolver, LIBOR+4.75% cash due 8/4/2021 (7)				—	—
				12,964,018	12,975,681
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan B, LIBOR+5.0% (1% floor) cash due 10/20/2023 (7)(14)	7.51%		3,903,305	3,903,306	3,927,701
				3,903,306	3,927,701
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/31/2021 (7)	7.32%		5,197,500	5,162,307	5,216,991
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (7)	10.84%		280,000	280,000	283,850
				5,442,307	5,500,841
KIK Custom Products Inc. (6)		Household products
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 5/15/2023 (7)(14)	6.24%		5,000,000	5,032,864	4,984,375
				5,032,864	4,984,375
Lannett Company, Inc. (6)		Pharmaceuticals
First Lien Term Loan B, LIBOR+5.375% (1% floor) cash due 11/25/2022 (7)(14)	7.62%		7,768,507	7,786,308	6,855,746
				7,786,308	6,855,746
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	203,295
				—	203,295
McAfee, LLC		Systems software
First Lien Term Loan B, LIBOR+4.5% (1% floor) cash due 9/30/2024 (7)(14)	6.74%		6,930,000	6,870,386	6,995,592
				6,870,386	6,995,592
McDermott Technology (Americas) Inc. (6)		Oil & gas equipment & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 5/12/2025 (7)(14)	7.24%		8,955,000	8,785,515	9,087,444
				8,785,515	9,087,444
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (7)	7.39%		11,656,432	11,473,296	11,549,111
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (7)	7.32%		1,353,038	1,124,091	1,304,659
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (7)	7.39%		2,373,472	2,400,516	2,351,619
				14,997,903	15,205,389

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

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (7)(14)	9.12%		$10,000,000	$9,929,758	$10,075,000
				9,929,758	10,075,000
Windstream Services, LLC (6)		Integrated telecommunication services
First Lien Term Loan B6, LIBOR+4% (0.75% floor) cash due 3/29/2021 (7)(14)	6.16%		7,403,715	7,141,079	7,098,312
				7,141,079	7,098,312
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 1/27/2025 (7)(14)	7.24%		14,925,000	14,789,478	14,906,418
				14,789,478	14,906,418
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan B, LIBOR+3.75% (1% floor) cash due 4/30/2025 (7)(14)	6.21%		4,500,000	4,488,934	4,534,695
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (7)(14)	10.15%		1,000,000	990,142	1,002,190
				5,479,076	5,536,885
Zep Inc.		Specialty chemicals
First Lien Term Loan B, LIBOR+4% (1% floor) cash due 8/12/2024 (7)(14)	6.39%		4,702,500	4,740,634	4,487,948
				4,740,634	4,487,948
Zephyr Bidco Limited (6)		Specialized finance
First Lien Term Loan B1, UK LIBOR+4.75% cash due 7/23/2025 (7)(14)	5.47%		£5,000,000	6,667,495	6,541,082
				6,667,495	6,541,082
Total Non-Control/Non-Affiliate Investments (168.5% of net assets)				$499,423,794	$498,329,658
Total Portfolio Investments (188.3% of net assets)				$572,925,764	$556,841,828
Total Cash and Cash Equivalents and Restricted Cash (5.6% of net assets)				$16,431,787	$16,431,787
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (193.8% of net assets)				$589,357,551	$573,273,615

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	J.P. Morgan	$45,807
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Principal includes accumulated PIK interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.

(5)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities

(6)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2018, qualifying assets represented 73.6% of the Company's total assets and non-qualifying assets represented 26.4% of the Company's total assets.

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

(11)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the annual report on Form 10-K for the year ended September 30, 2018 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(12)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(13)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(14)
As of September 30, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by FASB ASC 820. All other investments, with the exception of investments valued using net asset value as a practical expedient, are categorized as Level 3 as of September 30, 2018 and were valued using significant unobservable inputs.

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
The Company seeks to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. To a lesser extent, the Company may also invest in unsecured loans, including subordinated loans, issued by private middle-market companies, senior and subordinated loans issued by public companies and equity investments.
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
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the “Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and was named Fifth Street Senior Floating Rate Corp. A subsidiary of the Former Adviser, FSC CT LLC (the "Former Administrator"), also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Former Administration Agreement”).
On September 7, 2017, stockholders of the Company approved the Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Asset Purchase Agreement by and among Oaktree, the Former Adviser, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of the Former Adviser (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation (“OCSL”) and the Company. The closing of the Transaction resulted in an assignment for purposes of the Investment Company Act of the investment advisory agreement between the Former Adviser and the Company (the "Former Investment Advisory Agreement") and, as a result, its immediate termination.
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. Certain prior-period financial information has been reclassified to conform to current period presentation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of December 31, 2018, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.

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
The fair value of the Company's investments as of December 31, 2018 and September 30, 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Derivative Instruments
The Company does not utilize hedge accounting and as such values its derivative instruments at fair value with the unrealized gains or losses recorded in “net unrealized appreciation (depreciation)” in the Company’s Consolidated Statements of Operations.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management's judgment, is likely to continue timely payment of its remaining obligations.
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
Fee Income
Oaktree may provide financial advisory services to portfolio companies and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
As of December 31, 2018, included in restricted cash was $7.3 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $7.3 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.1 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of December 31, 2018, the remaining $4.2 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of December 31, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
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
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, including proceeds from the sale of portfolio companies not yet received or being held in escrow, and excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2017 and 2018 and does not expect to incur a U.S. federal excise tax for calendar year 2019.
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
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amendments in ASU No. 2014-09 were adopted using the modified retrospective approach by the Company beginning on October 1, 2018. The adoption and application of this guidance did not have a material impact on the Company’s Consolidated Financial Statements, and the Company did not recognize a cumulative effect adjustment on net assets in connection with the adoption of the new revenue recognition guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The Company adopted the new guidance during the three months ended December 31, 2018. The new guidance did not have a material effect on the Company's Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Note 3. Portfolio Investments
As of December 31, 2018, 199.1% of net assets at fair value, or $553.4 million, was invested in 79 portfolio companies, including 19.6% of net assets, or $54.5 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV") at fair value, and 5.4% of net assets, or $15.0 million, was invested in cash and cash equivalents (including $8.1 million of restricted cash). In comparison, as of September 30, 2018, 188.3% of net assets at fair value, or $556.8 million, was invested in 75 portfolio companies, including 19.8% of net assets, or $58.5 million, in subordinated notes and LLC equity interests of the OCSI Glick JV at fair value, and 5.6% of net assets, or $16.4 million, was invested in cash and cash equivalents (including $6.0 million of restricted cash). As of December 31, 2018, 90.1% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 9.9% consisted of investments in the subordinated notes of the OCSI Glick JV. As of September 30, 2018, 89.1% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.5% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates and 0.4% consisted of equity investments.
As of December 31, 2018 and September 30, 2018, the Company's equity investments consisted of LLC equity interests in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2018 and 2017, the Company recorded net realized gains (losses) of $1.7 million and $(4.4) million, respectively. During the three months ended December 31, 2018 and 2017, the Company recorded net unrealized appreciation (depreciation) of $(19.8) million and $1.7 million, respectively.
The composition of the Company's investments as of December 31, 2018 and September 30, 2018 at cost and fair value was as follows:

	December 31, 2018		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$515,681,060	$498,606,457	$498,923,794	$496,367,413
Equity securities, excluding the OCSI Glick JV	—	209,654	500,000	1,962,245
OCSI Glick JV subordinated notes	66,328,601	54,535,309	66,390,219	58,512,170
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Total	$589,121,412	$553,351,420	$572,925,764	$556,841,828

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of December 31, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured loans	$—	$303,540,856	$195,065,601	$—	$498,606,457
OCSI Glick JV subordinated notes	—	—	54,535,309	—	54,535,309
Equity securities	—	—	209,654	—	209,654
Total investments at fair value	$—	$303,540,856	$249,810,564	$—	$553,351,420
Cash and cash equivalents	3,373,611	—	—	—	3,373,611
Total assets at fair value	$3,373,611	$303,540,856	$249,810,564	$—	$556,725,031
Derivative liability at fair value	$—	$28,761	$—	$—	$28,761
Total liabilities at fair value	$—	$28,761	$—	$—	$28,761
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

The following table presents the financial instruments carried at fair value as of September 30, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured loans	$—	$313,611,346	$182,756,067	$—	$496,367,413
OCSI Glick JV subordinated notes	—	—	58,512,170	—	58,512,170
Equity securities	—	—	1,962,245	—	1,962,245
Total investments at fair value	$—	$313,611,346	$243,230,482	$—	$556,841,828
Derivative asset	—	45,807	—	—	45,807
Total assets at fair value	$—	$313,657,153	$243,230,482	$—	$556,887,635
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to December 31, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
New investments & net revolver activity	16,529,814	—	—	16,529,814
Redemptions/repayments/sales	(17,092,919)	(61,619)	(1,875,587)	(19,030,125)
Transfers in (a)	15,067,020	—	—	15,067,020
Accretion of OID	255,666	—	—	255,666
Net unrealized depreciation	(2,450,047)	(3,915,242)	(1,252,591)	(7,617,880)
Net realized gains	—	—	1,375,587	1,375,587
Fair value as of December 31, 2018	$195,065,601	$54,535,309	$209,654	$249,810,564
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of December 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2018	$(2,376,135)	$(3,915,242)	$6,359	$(6,285,018)
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2018 as a result of a decrease in the number of market quotes available and/or a decrease in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to December 31, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments & net revolver activity	24,210,128	—	—	24,210,128
Redemptions/repayments/sales	(106,793,739)	—	—	(106,793,739)
Transfers out (a)	(112,078,142)	—	—	(112,078,142)
Net accrual of PIK interest income	—	295,151	—	295,151
Accretion of original issue discount	747,346	—	—	747,346
Net unrealized appreciation (depreciation)	(416,804)	(721,175)	168,430	(969,549)
Net realized losses	(189,684)	—	—	(189,684)
Fair value as of December 31, 2017	$232,099,561	$57,180,650	$1,228,419	$290,508,630
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of December 31, 2017 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2017	$54,086	$(721,175)	$168,430	$(498,659)
__________

(a)
There were transfers out of Level 3 to Level 2 for certain investments during the three months ended December 31, 2017 as a result of an increased number of market quotes available and/or increased market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured loans	$129,868,207	Market yield technique	Market yield	(b)	7.9%	-	28.3%	11.6%
	65,197,394	Broker Quotations	Broker quoted price	(c)	N/A	-	N/A	N/A
OCSI Glick JV subordinated notes	54,535,309	Enterprise value technique	N/A	(d)	N/A	-	N/A	N/A
Equity securities	209,654	Enterprise value technique	EBITDA multiple	(e)	17.0x	-	19.0x	18.0x
Total	$249,810,564
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.
(d) The Company determined the value of its subordinated notes of the OCSI Glick JV based on the total assets less the total liabilities senior to the subordinated notes held at the OCSI Glick JV in an amount not exceeding par under the enterprise value technique.
(e) Used when market participant would use such multiples when pricing the investment.

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$118,656,800	$118,656,800	$—	$—	$118,656,800
East West Bank Facility payable	10,000,000	10,000,000	—	—	10,000,000
Deutsche Bank Facility payable	133,500,000	133,500,000	—	—	133,500,000
Total	$262,156,800	$262,156,800	$—	$—	$262,156,800

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
The principal values of the credit facilities payable approximate their fair values due to their variable interest rates and are included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$515,681,060	87.53%	$498,923,794	87.08%
OCSI Glick JV subordinated notes	66,328,601	11.26%	66,390,219	11.59%
OCSI Glick JV equity interests	7,111,751	1.21%	7,111,751	1.24%
Equity securities, excluding the OCSI Glick JV	—	—	500,000	0.09%
Total	$589,121,412	100.00%	$572,925,764	100.00%

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$498,606,457	90.10%	179.36%	$496,367,413	89.14%	167.84%
OCSI Glick JV subordinated notes	54,535,309	9.86%	19.62%	58,512,170	10.51%	19.78%
OCSI Glick JV equity interests	—	—	—	—	—	—
Equity securities, excluding the OCSI Glick JV	209,654	0.04%	0.08%	1,962,245	0.35%	0.66%
Total	$553,351,420	100.00%	199.06%	$556,841,828	100.00%	188.28%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$191,870,358	32.57%	$173,813,451	30.33%
West	118,283,179	20.08%	94,366,910	16.47%
Southwest	90,211,126	15.31%	120,288,446	21.00%
Midwest	80,167,355	13.61%	86,780,283	15.15%
Southeast	61,736,911	10.48%	61,850,120	10.80%
International	30,461,381	5.17%	35,826,554	6.25%
South	16,391,102	2.78%	—	—
Total	$589,121,412	100.00%	$572,925,764	100.00%

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$169,682,446	30.67%	61.04%	$158,042,549	28.39%	53.44%
West	114,983,994	20.78%	41.36%	95,136,359	17.08%	32.17%
Southwest	86,303,350	15.60%	31.05%	119,935,588	21.54%	40.55%
Midwest	78,628,557	14.21%	28.28%	87,543,463	15.72%	29.60%
Southeast	57,787,605	10.44%	20.79%	60,083,355	10.79%	20.31%
International	29,738,003	5.37%	10.70%	36,100,514	6.48%	12.21%
South	16,227,465	2.93%	5.84%	—	—	—
Total	$553,351,420	100.00%	199.06%	$556,841,828	100.00%	188.28%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2018 and September 30, 2018 was as follows:

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$73,440,352	12.48%	$73,501,970	12.84%
Application software	33,179,990	5.63	29,825,536	5.21
Aerospace & defense	31,124,661	5.28	31,214,405	5.45
Diversified support services	27,551,502	4.68	22,877,903	3.99
Advertising	24,625,582	4.18	24,799,901	4.33
Pharmaceuticals	23,515,033	3.99	14,389,558	2.51
Internet services & infrastructure	22,878,608	3.89	17,929,508	3.13
Systems software	19,846,153	3.37	14,292,176	2.49
Research & consulting services	19,174,864	3.25	19,195,177	3.35
Integrated telecommunication services	18,775,102	3.19	18,822,698	3.29
Healthcare services	17,938,410	3.04	15,537,984	2.71
Specialized finance	15,911,508	2.70	16,284,064	2.84
Commercial printing	15,607,716	2.65	11,661,172	2.04
Oil & gas exploration & production	14,757,761	2.51	29,426,644	5.14
Industrial machinery	14,648,421	2.49	13,583,358	2.37
Healthcare distributors	12,767,249	2.17	—	—
Interactive media & services	11,950,245	2.03	—	—
Personal products	11,453,320	1.94	11,595,993	2.02
Healthcare technology	10,980,550	1.86	8,932,500	1.56
Computer & electronics retail	10,890,000	1.85	10,890,000	1.90
Publishing	10,369,012	1.76	10,395,000	1.81
Communications equipment	9,802,742	1.66	13,797,609	2.41
IT consulting & other services	9,752,062	1.66	9,774,840	1.71
Data processing & outsourced services	9,330,963	1.58	5,454,064	0.95
Trading companies & distributors	9,038,308	1.53	8,066,138	1.41
Metal & glass containers	8,912,557	1.51	8,933,303	1.56
Leisure facilities	8,767,595	1.49	8,783,236	1.53
Specialized REITs	8,658,188	1.47	8,662,946	1.51
Human resource & employment services	8,165,553	1.39	9,558,548	1.67
Movies & entertainment	7,862,884	1.33	7,871,884	1.37
Alternative carriers	7,176,578	1.22	7,193,230	1.26
Household appliances	6,901,886	1.17	6,916,677	1.21
Electrical components & equipment	6,424,782	1.09	11,649,358	2.03
Oil & gas drilling	6,137,678	1.04	—	—
Oil & gas refining & marketing	5,962,301	1.01	—	—
Auto parts & equipment	5,795,492	0.98	5,810,752	1.01
Household products	5,031,052	0.85	5,032,864	0.88
Commodity chemicals	4,956,963	0.84	9,927,861	1.73
Specialty chemicals	4,727,023	0.80	4,740,634	0.83
Environmental & facilities services	4,241,803	0.72	12,391,602	2.16
Specialty stores	3,893,188	0.66	3,903,305	0.68
Specialized consumer services	2,484,450	0.42	5,492,997	0.96
General merchandise stores	1,880,196	0.32	1,866,494	0.33
Oil & gas equipment & services	1,268,240	0.22	8,785,515	1.53
Oil & gas storage & transportation	562,889	0.10	4,830,210	0.84
Hypermarkets & super centers	—	—	2,800,762	0.49
Investment banking & brokerage	—	—	5,525,388	0.96
Total	$589,121,412	100.00%	$572,925,764	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Multi-sector holdings (1)	$54,535,309	9.85%	19.61%	$58,512,170	10.49%	19.75%
Application software	31,274,871	5.65	11.25	30,809,085	5.53	10.42
Aerospace & defense	30,686,878	5.55	11.04	31,429,288	5.64	10.63
Diversified support services	27,445,139	4.96	9.87	23,235,390	4.17	7.86
Internet services & infrastructure	22,636,607	4.09	8.14	17,983,455	3.23	6.08
Advertising	21,833,605	3.95	7.85	22,535,595	4.05	7.62
Pharmaceuticals	21,719,606	3.93	7.81	13,461,109	2.42	4.55
Research & consulting services	19,436,700	3.51	6.99	19,674,633	3.53	6.65
Systems software	19,343,625	3.50	6.96	14,539,208	2.61	4.92
Integrated telecommunication services	17,688,000	3.20	6.36	18,755,621	3.37	6.34
Healthcare services	17,305,164	3.13	6.23	15,046,044	2.70	5.09
Commercial printing	15,675,866	2.83	5.64	11,837,466	2.13	4.00
Specialized finance	15,472,914	2.80	5.57	16,152,596	2.90	5.46
Industrial machinery	14,500,762	2.62	5.22	13,523,015	2.43	4.57
Oil & gas exploration & production	14,267,212	2.58	5.13	29,501,218	5.30	9.98
Healthcare distributors	12,411,581	2.24	4.46	—	—	—
Interactive media & services	11,750,000	2.12	4.23	—	—	—
Personal products	11,492,250	2.08	4.13	11,700,000	2.10	3.96
Computer & electronics retail	10,931,250	1.98	3.93	10,986,250	1.97	3.71
Healthcare technology	10,726,536	1.94	3.86	9,091,890	1.63	3.07
Publishing	10,355,920	1.87	3.73	10,618,125	1.91	3.59
Communications equipment	9,584,438	1.73	3.45	14,009,856	2.52	4.74
Data processing & outsourced services	9,191,888	1.66	3.31	5,571,370	1.00	1.88
Trading companies & distributors	8,887,343	1.61	3.20	8,097,760	1.45	2.74
Leisure facilities	8,757,128	1.58	3.15	8,779,008	1.58	2.97
Metal & glass containers	8,753,513	1.58	3.15	9,084,108	1.63	3.07
Human resource & employment services	8,116,790	1.47	2.92	9,665,384	1.74	3.27
Specialized REITs	8,099,372	1.46	2.91	8,567,365	1.54	2.90
Movies & entertainment	7,765,183	1.40	2.79	7,882,412	1.42	2.67
IT consulting & other services	7,466,424	1.35	2.69	8,040,141	1.44	2.72
Alternative carriers	7,168,768	1.30	2.58	7,237,952	1.30	2.45
Household appliances	6,581,925	1.19	2.37	6,950,485	1.25	2.35
Electrical components & equipment	6,556,972	1.18	2.36	12,071,280	2.17	4.08
Oil & gas drilling	6,163,200	1.11	2.22	—	—	—
Oil & gas refining & marketing	5,872,168	1.06	2.11	—	—	—
Auto parts & equipment	5,611,617	1.01	2.02	5,823,070	1.05	1.97
Commodity chemicals	4,878,758	0.88	1.76	10,084,717	1.81	3.41
Household products	4,731,275	0.86	1.70	4,984,375	0.90	1.69
Specialty chemicals	4,229,380	0.76	1.52	4,487,948	0.81	1.52
Environmental & facilities services	3,983,850	0.72	1.43	12,544,437	2.25	4.24
Specialty stores	3,722,861	0.67	1.34	3,927,701	0.71	1.33
Specialized consumer services	2,228,241	0.40	0.80	5,370,007	0.96	1.82
General merchandise stores	1,747,660	0.32	0.63	1,940,863	0.35	0.66
Oil & gas equipment & services	1,209,397	0.22	0.44	9,087,444	1.63	3.07
Oil & gas storage & transportation	553,474	0.10	0.20	4,898,833	0.88	1.66
Hypermarkets & super centers	—	—	—	2,842,714	0.51	0.96
Investment banking & brokerage	—	—	—	5,500,440	0.99	1.86
Total	$553,351,420	100.00%	199.06%	$556,841,828	100.00%	188.28%
___________________

(1)	This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No investment represented greater than 10% of the total investment portfolio at fair value as of December 31, 2018. The Company held one investment that represented greater than 10% of the total investment portfolio at fair value as of September 30, 2018, which was as follows:

September 30, 2018
OCSI Glick JV	10.5%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

Details of investment income of the OCSI Glick JV for the three months ended December 31, 2018 and 2017 are as follows:

	Three months ended December 31, 2018		Three months ended December 31, 2017
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
OCSI Glick JV	$1,485,423	13.2%	$1,493,848	13.9%

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of December 31, 2018 and September 30, 2018, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 32 and 31 portfolio companies as of December 31, 2018 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of December 31, 2018, had a reinvestment period end date and maturity date of April 8, 2019 and April 8, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to 3-month LIBOR plus 2.3% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $89.9 million and $94.3 million of borrowings were outstanding as of December 31, 2018 and September 30, 2018, respectively.
As of December 31, 2018 and September 30, 2018, the OCSI Glick JV had total assets of $159.2 million and $166.2 million, respectively. As of December 31, 2018, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.5 million in the aggregate at fair value. As of September 30, 2018, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $58.5 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2018 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2018 and September 30, 2018, of which $73.5 million was from the Company. As of each of December 31, 2018 and September 30, 2018, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded as of each such date. As of each of

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and September 30, 2018, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Senior secured loans (1)	$155,782,061	$160,746,402
Weighted average current interest rate on senior secured loans (2)	7.64%	7.30%
Number of borrowers in the OCSI Glick JV	32	31
Largest loan exposure to a single borrower (1)	$7,940,000	$7,960,000
Total of five largest loan exposures to borrowers (1)	$36,333,750	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of December 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5% cash	7.02%	$2,754,451	$2,676,993	$2,732,071
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	7.14%	7,481,250	7,462,547	7,425,141
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5% cash	8.30%	6,982,500	6,912,675	6,797,045
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4% cash	6.46%	3,000,000	2,927,754	2,841,870
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	7.27%	6,825,000	6,825,000	6,703,447
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.80%	3,700,112	3,671,907	3,677,912
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.5% cash	8.02%	3,000,000	2,970,000	2,981,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor) cash	7.02%	3,960,000	3,892,225	3,894,030
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.47%	4,975,000	4,952,288	4,581,154
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.53%	4,887,500	4,875,728	4,753,094
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	8.05%	2,048,281	2,047,297	1,997,074
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% (0% floor) cash	10.02%	5,000,000	4,976,947	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor) cash	9.27%	4,120,930	4,087,692	4,093,188
Gigamon, Inc.	Systems software	First Lien Term Loan	12/14/2021	LIBOR+4.5% (1% floor) cash	7.05%	5,940,000	5,888,939	5,865,750

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	7.03%	$4,397,191	$4,379,614	$4,305,575
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan B1	10/31/2022	LIBOR+5.75% (1% floor) cash	8.46%	4,851,424	4,761,953	4,769,556
Intelsat Jackson Holdings S.A.	Alternative Carriers	First Lien Term Loan B3	11/27/2023	LIBOR+3.75% (1% floor) cash	6.26%	3,000,000	2,928,750	2,917,770
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.52%	7,940,000	7,794,486	7,433,825
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.80%	4,175,625	4,112,175	4,091,257
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.80%	843,539	833,155	826,495
Total MHE Intermediate Holdings, LLC						5,019,164	4,945,330	4,917,752
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.52%	3,368,750	3,340,552	3,351,906
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.55%	5,458,750	5,434,356	5,451,927
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.53%	5,914,361	5,864,874	5,766,502
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.80%	6,947,500	6,939,748	6,830,261
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan B	5/8/2025	LIBOR+5.25% cash	7.77%	6,965,000	6,774,313	6,895,350
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.71%	3,879,784	3,862,379	3,850,705
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.53%	6,305,000	6,269,490	5,981,869
Signify Health, LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	7.30%	5,955,000	5,903,087	5,984,775
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	7.02%	3,172,626	3,165,880	3,045,721
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond	4/15/2033	9% PIK		3,000,000	3,000,000	3,000,000
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	6/1/2025	LIBOR+3.75% (1% floor) cash	6.55%	6,965,000	6,965,000	5,084,450
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	6.27%	4,967,487	4,948,558	4,855,719
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.28%	3,000,000	2,971,424	2,953,124
Total Portfolio Investments						$155,782,061	$154,417,786	$150,764,813
__________
(1) Represents the current interest rate as of December 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.52%, 60-day LIBOR at 2.62%, the 90-day LIBOR at 2.80% and the 180-day LIBOR at 2.88%.
(3) Represents the current determination of fair value as of December 31, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of December 31, 2018.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	7.03%	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5% cash	7.02%	5,000,000	4,853,898	5,029,700
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5% cash	7.84%	7,000,000	6,930,000	7,028,455
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4% cash	6.16%	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	6.99%	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.39%	3,750,800	3,719,206	3,728,294
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.5% cash	7.74%	3,000,000	2,970,000	2,996,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor) cash	6.89%	3,970,000	3,899,167	3,952,818
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.17%	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.39%	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,970,000	5,915,738	5,992,388
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.64%	2,053,658	2,052,561	2,002,316
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% cash	9.74%	5,000,000	4,976,145	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/13/2021	LIBOR+6.75% (1% floor) cash	8.99%	4,330,233	4,295,307	4,330,288
Gigamon, Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75% cash	6.09%	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.85%	4,732,907	4,712,773	4,718,117
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	8.07%	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	7,960,000	7,808,276	8,077,728
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	4,186,250	4,119,789	4,147,707
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	845,676	835,253	837,883
Total MHE Intermediate Holdings, LLC						5,031,926	4,955,042	4,985,590
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	3,412,500	3,382,166	3,412,500
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4.25% (1% floor) cash	6.39%	6,965,000	6,956,910	7,078,288
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan B	5/8/2025	LIBOR+5.25% cash	7.65%	7,000,000	6,800,665	7,017,500
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.71%	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	6,321,250	6,283,276	6,005,189

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.74%	$5,939,699	$5,926,444	$5,984,248
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor) cash	6.14%	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.15%	3,000,000	2,970,428	3,006,570
Total Portfolio Investments						$160,746,402	$159,310,303	$160,260,951
________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of September 30, 2018.

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.4 million and $54.5 million, respectively, as of December 31, 2018 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of December 31, 2018 and September 30, 2018, the Subordinated Notes bore a weighted average interest rate of LIBOR plus 6.5% per annum. For each of the three months ended December 31, 2018 and 2017, the Company earned interest income of $1.5 million on its investment in the Subordinated Notes. The Company did not earn any dividend income for the three months ended December 31, 2018 and 2017 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the OCSI Glick JV as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017:

	December 31, 2018	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2018: $154,417,786; cost September 30, 2018: $159,310,303)	$150,764,813	$160,260,951
Cash and cash equivalents	4,578,734	2,055,935
Restricted cash	2,397,998	2,036,487
Due from portfolio companies	—	53,006
Other assets	1,480,194	1,781,502
Total assets	$159,221,739	$166,187,881

Senior credit facility payable	$89,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds December 31, 2018: $75,804,114; proceeds September 30, 2018: $75,874,536)	62,325,710	66,871,054
Other liabilities	7,014,090	5,034,888
Total liabilities	$159,221,739	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$159,221,739	$166,187,881

	Three months ended December 31, 2018	Three months ended December 31, 2017
Selected Statements of Operations Information:
Interest income	$3,079,856	$1,939,602
Fee income	—	32,802
Total investment income	3,079,856	1,972,404
Interest expense	2,912,745	2,736,122
Other expenses	43,112	38,146
Total expenses (1)	2,955,857	2,774,268
Net unrealized appreciation (depreciation)	(128,702)	1,444,107
Realized gain (loss) on investments	4,703	(642,243)
Net income (loss)	$—	$—
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
During the three months ended December 31, 2018 and 2017, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the three months ended December 31, 2018, the Company recorded total fee income of less than $0.1 million. For the three months ended December 31, 2017, the Company recorded total fee income of $0.4 million, of which $0.1 million was recurring in nature. Recurring fee income primarily consists of servicing fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2018 and 2017:

	Three months ended December 31, 2018	Three months ended December 31, 2017
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(13,200,691)	$1,905,968
Weighted average common shares outstanding	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$(0.45)	$0.06
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
For income tax purposes, the Company has reported its distributions for the 2018 calendar year as primarily ordinary income. The character of such distributions is appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital rather than dividend income for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2018 and 2017:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
Total for the three months ended December 31, 2018				$0.155	$4,513,238	6,888	$54,111

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Total for the three months ended December 31, 2017				$0.19	$5,439,519	18,809	$159,167
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2018 and 2017.

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
As of December 31, 2018 and September 30, 2018, the Company was able to borrow $180 million under the Citibank Facility.  As of December 31, 2018, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of December 31, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of December 31, 2018, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of December 31, 2018, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of December 31, 2018 and September 30, 2018, the Company had $118.7 million and $110.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.684% and 3.919% for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, the Company recorded interest expense of $1.5 million and $0.9 million respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of December 31, 2018, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate. As of December 31, 2018, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2018 and September 30, 2018, the Company had $10.0 million and $8.0 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.697% and 5.088% for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, the Company recorded interest expense of $0.1 million and $0.2 million, respectively, related to the East West Bank Facility.
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
Under the Deutsche Bank Facility, as of December 31, 2018, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through March 24, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of six months from the termination of the revolving period, the occurrence of an event of default or completion of a securitization transaction.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the end of the revolving period, borrowings under the Deutsche Bank Facility bear interest at a rate equal to the three-month LIBOR plus 1.90%, following which the interest rate will reset to three-month LIBOR plus 2.05% for the remaining term of the Deutsche Bank Facility. No up-front commitment fees were paid by the Company in connection with the Deutsche Bank Facility. There was a non-usage fee of 0.25% per annum payable on the undrawn amount under the Deutsche Bank Facility through December 24, 2018, following which the non-usage fee increased to 0.50% per annum for the remaining term of the Deutsche Bank Facility.
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
As of December 31, 2018 and September 30, 2018, the Company had $133.5 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the three months ended December 31, 2018, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.413%, and the Company recorded interest expense of $1.6 million.
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

For the three months ended December 31, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Three months ended December 31, 2017
Interest expense	$1,567,772
Loan administration fees	18,241
Amortization of debt issuance costs	72,526
Total interest and other debt financing expenses	$1,658,539
Cash paid for interest expense	$1,566,749
Annualized average interest rate	3.446%
Average outstanding balance	$181,467,391

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Interest and Dividend Income
See Note 2 for a description of the Company's accounting treatment of investment income.

As of each of December 31, 2018 and September 30, 2018, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$581,214,036	99.86%	$553,091,766	99.99%	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	795,625	0.14	50,000	0.01	806,387	0.14	50,000	0.01
Total	$582,009,661	100.00%	$553,141,766	100.00%	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) exit fees received in connection with investments in portfolio companies; (3) origination fees received in connection with investments in portfolio companies; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2018 and 2017:

	Three months ended December 31, 2018	Three months ended December 31, 2017
Net increase (decrease) in net assets resulting from operations	$(13,200,691)	$1,905,968
Net unrealized (appreciation) depreciation	19,760,624	(1,741,899)
Book/tax difference due to deferred loan fees	—	(245,015)
Book/tax difference due to interest income on certain loans	—	594,334
Book/tax difference due to capital losses not recognized / (recognized)	(1,852,700)	4,382,706
Other book/tax differences	—	(356,968)
Taxable/Distributable Income (1)	$4,707,233	$4,539,126

__________________

(1)
The Company's taxable income for the three months ended December 31, 2018 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2018, the Company had a net capital loss carryforward of $54,093,608, which can be used to offset future capital gains and is not subject to expiration. Of the net capital loss carryforward, $11,431,686 is available to offset future short-term capital gains and $42,661,922 is available to offset future long-term capital gains.
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2017 and 2018 and does not expect to incur a U.S. federal excise tax for calendar year 2019.

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
During the three months ended December 31, 2018, the Company recorded net realized gains of $1.7 million, of which $1.4 million was attributable to the exit of the Company's investment in BeyondTrust Holdings LLC.
During the three months ended December 31, 2017, the Company recorded net realized losses of $4.4 million in connection with the sale of various debt investments in the open market, including a $4.2 million realized loss in connection with the sale of the Company's first lien term loan investment in New Trident Holdcorp.
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the three months ended December 31, 2018 and 2017, the Company recorded net unrealized appreciation (depreciation) of $(19.8) million and $1.7 million, respectively. For the three months ended December 31, 2018, this consisted of $18.3 million of unrealized depreciation of debt investments and $1.5 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the three months ended December 31, 2017, this consisted of $3.2 million of net reclassifications to realized loss (resulting in unrealized appreciation) and $0.2 million of net unrealized appreciation on equity investment, offset by $1.7 million of net unrealized depreciation on debt investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of December 31, 2018 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.1 million and $1.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
Investment Advisory Agreement
Effective October 17, 2017 and as of December 31, 2018, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three months ended December 31, 2018, the base management fee incurred under the Investment Advisory Agreement was $1.4 million, which was payable to Oaktree. For the period from October 17, 2017 to December 31, 2017, the base management fee incurred under the Investment Advisory Agreement was $1.2 million, which was payable to Oaktree.
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
For the three months ended December 31, 2018, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.4 million. For the period from October 17, 2017 to December 31, 2017, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.1 million.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Investment Advisory Agreement, the second part of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee. As of December 31, 2018, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2018, the Company did not accrue a capital gains incentive fee.

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the three months ended December 31, 2018 and 2017, the Company accrued $0.4 million and $0.1 million potentially subject to waiver, respectively. As of December 31, 2018, the Company accrued $1.1 million of cumulative potential waiver, which was included in base management fee and incentive fee payable.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the period from October 1, 2017 to October 17, 2017, the base management fee (net of waivers, if any) incurred under the Former Investment Advisory Agreement with the Former Adviser was $0.2 million, all of which were payable to the Former Adviser.
Incentive Fee
The incentive fee paid to the Former Adviser had two parts. The first part was calculated and payable quarterly in arrears at a rate of 20% based on the Company’s pre-incentive fee net investment income for the immediately preceding fiscal quarter subject to a quarterly hurdle of 1.5% and a catch-up. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.0% base management fee.
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

For the period from October 1, 2017 to October 17, 2017, incentive fees incurred under the Former Investment Advisory Agreement with the Former Adviser were $0.1 million.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Prior to its termination by its terms on October 17, 2017, the Company was party to the Former Administration Agreement with the Former Administrator. The Former Administrator was a wholly-owned subsidiary of the Former Adviser. Pursuant to the Former Administration Agreement, the Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above. For providing these services, facilities and personnel, the Company reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement.
For the three months ended December 31, 2018, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the three months ended December 31, 2017, the Company accrued administrative expenses of $0.4 million, including $0.1 million of general and administrative expenses. Of these amounts, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $0.3 million was due to Oaktree Administrator.
As of December 31, 2018 and September 30, 2018, $2.9 million and $1.7 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended December 31, 2018	Three months ended December 31, 2017 (1)
Net asset value at beginning of period	$10.04	$9.97
Net investment income (2)	0.17	0.15
Net unrealized appreciation (depreciation) (2)	(0.67)	0.06
Net realized gains (losses) (2)	0.05	(0.15)
Distributions to stockholders (2)	(0.16)	(0.19)
Net asset value at end of period	$9.43	$9.84
Per share market value at beginning of period	$8.65	$8.80
Per share market value at end of period	$7.75	$8.40
Total return (3)	(8.64)%	(2.40)%
Common shares outstanding at beginning of period	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768
Net assets at beginning of period	$295,745,420	$293,636,434
Net assets at end of period	$277,977,380	$289,943,716
Average net assets (4)	$288,450,042	$293,615,733
Ratio of net investment income to average net assets	6.69%	6.14%
Ratio of total expenses to average net assets	9.38%	8.51%
Ratio of net expenses to average net assets	8.80%	8.36%
Ratio of portfolio turnover to average investments at fair value	12.59%	22.79%
Weighted average outstanding debt (5)	$255,039,409	$269,289,409
Average debt per share (2)	$8.66	$9.14
Asset coverage ratio (6)	206.03%	214.13%

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of loans payable for the period.
(6)	Based on outstanding senior securities of $262.2 million and $254.1 million as of December 31, 2018 and 2017, respectively.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2018, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,345,229	£4,995,850	2/4/2019	$—	$28,761	Derivative liability

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	$45,807	$—	Derivative asset

Note 14. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC – General Partner of Fifth Street Opportunities Fund, L.P. ("FSOF") and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed OCSL and FSAM securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSL, (iii) FSOF’s trading in the securities of publicly traded Business Development Companies, (iv) statements to the Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. On December 3, 2018, the SEC announced a settlement in this matter with Fifth Street Management LLC. The Company has received termination notices from the Enforcement Division Staff and the Company's obligations with respect to the matter are concluded.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2018 and September 30, 2018, off-balance sheet arrangements consisted of $28.5 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of December 31, 2018 and September 30, 2018 is shown in the table below:

	December 31, 2018	September 30, 2018
OCSI Glick JV LLC	$14,059,648	$13,998,029
U.S. Well Services, LLC	5,600,000	—
MHE Intermediate Holdings, LLC	3,244,663	3,901,478
Asset International, Inc.	2,500,000	2,500,000
CircusTrix Holdings LLC	1,070,055	1,070,055
Internet Pipeline, Inc.	800,000	800,000
Access CIG, LLC	418,436	—
GKD Index Partners, LLC	311,111	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	100,000	70,000
4 Over International, LLC	68,452	68,452
Total	$28,466,483	$22,813,243

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2018, except as discussed below.
Distribution Declaration
On February 1, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable on March 29, 2019 to stockholders of record on March 15, 2019.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2018

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2018	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021	8.77%		$66,328,601	$—	$1,485,423	$58,512,170	$—	$(3,976,861)	$54,535,309	19.6%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,328,601	$—	$1,485,423	$58,512,170	$—	$(3,976,861)	$54,535,309	19.6%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)
Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

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

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2017

Portfolio Company/Type of Investment	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (1)	Fair Value at October 1, 2017	Gross Additions (2)	Gross Reductions (3)	Fair Value at December 31, 2017	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 10/20/2021	9.23%		$64,524,032	$—	$1,493,848	$57,606,674	$295,151	$(721,175)	$57,180,650	19.7%
87.5% LLC equity interest (4)				—	—	—	—	—	—	—%
Total Control Investments			$64,524,032	$—	$1,493,848	$57,606,674	$295,151	$(721,175)	$57,180,650	19.7%

Affiliate Investments
Ameritox Ltd. (5)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.69%		$8,302,941	$28	$—	$935,913	$75,916	$(1,320)	$1,010,509	0.3%
3,309,873.6 Class A Preferred Units				—	—	—	—	—	—	—%
327,393.6 Class B Preferred Units				—	—	—	—	—	—	—%
1,007.36 Class A Units				—	—	—	—	—	—	—%
Total Affiliate Investments			$8,302,941	$28	$—	$935,913	$75,916	$(1,320)	$1,010,509	0.3%
Total Control & Affiliate Investments			$72,826,973	$28	$1,493,848	$58,542,587	$371,067	$(722,495)	$58,191,159	20.1%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

(2)
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

(3)
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

(4)
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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree Capital Management, L.P., or Oaktree, our investment adviser, to reposition our portfolio and to implement Oaktree’s future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2018 and elsewhere in this quarterly report on Form 10-Q.
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
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of Oaktree Capital Group, LLC, or OCG, a publicly traded Delaware limited liability company listed on the New York Stock Exchange under the ticker “OAK”, pursuant to an investment advisory agreement between us and Oaktree, or the Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, or the Administration Agreement.
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
Oaktree intends to reposition our portfolio in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the U.S. Securities and Exchange Commission, or the SEC.
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by approximately $246 million, at fair value. Over time, Oaktree intends to rotate us out of the approximately $47 million of non-core investments at fair value that remain as of December 31, 2018. In addition, over time and under current market conditions, Oaktree generally expects to increase leverage to a debt to equity ratio of 1.20x to 1.60x following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $10.7 billion of syndicated middle market loan issuance in calendar year 2018.
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
Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement by and among Oaktree, Fifth Street Management LLC, or the Former Adviser, and for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, and Fifth Street Holdings L.P., Oaktree became the investment adviser to each of Oaktree Specialty Lending Corporation, or OCSL, and us.  The closing of the Transaction resulted in the assignment for purposes of the Investment Company Act of the investment advisory agreement between the Former Adviser and us, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. See "Note 11. Related Party Transactions – Investment Advisory Agreement" and "– Administrative Services" in the notes to the accompanying Consolidated Financial Statements.
Asset Coverage Requirements
At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of us and our stockholders. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2018, we had $262.2 million in senior securities outstanding and our asset coverage ratio was 206.0%.
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
The fair value of our investments as of December 31, 2018 and September 30, 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2018, 87.2% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of December 31, 2018 and September 30, 2018, approximately 95.8% and 95.2%, respectively, of our total assets represented investments at fair value.

Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2018, there was one investment on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
Fee Income
Oaktree may provide financial advisory services to portfolio companies and in return we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the OCSI Glick JV. As of December 31, 2018, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended December 31, 2018.
During the three months ended December 31, 2018, we originated $93.1 million of investment commitments in 12 new and seven existing portfolio companies and funded $87.0 million of investments.
During the three months ended December 31, 2018, we received $73.1 million of proceeds from prepayments, exits, other paydowns and sales and exited nine portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2018	September 30, 2018
Cost:
Senior secured loans	87.53%	87.08%
OCSI Glick JV subordinated notes	11.26	11.59
OCSI Glick JV equity interests	1.21	1.24
Equity securities, excluding the OCSI Glick JV	—	0.09
Total	100.00%	100.00%

	December 31, 2018	September 30, 2018
Fair value:
Senior secured loans	90.10%	89.14%
OCSI Glick JV subordinated notes	9.86	10.51
OCSI Glick JV equity interests	—	—
Equity securities, excluding the OCSI Glick JV	0.04	0.35
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2018	September 30, 2018
Cost:
Multi-sector holdings (1)	12.48%	12.84%
Application software	5.63	5.21
Aerospace & defense	5.28	5.45
Diversified support services	4.68	3.99
Advertising	4.18	4.33
Pharmaceuticals	3.99	2.51
Internet services & infrastructure	3.89	3.13
Systems software	3.37	2.49
Research & consulting services	3.25	3.35
Integrated telecommunication services	3.19	3.29
Healthcare services	3.04	2.71
Specialized finance	2.70	2.84
Commercial printing	2.65	2.04
Oil & gas exploration & production	2.51	5.14
Industrial machinery	2.49	2.37
Healthcare distributors	2.17	—
Interactive media & services	2.03	—
Personal products	1.94	2.02
Healthcare technology	1.86	1.56
Computer & electronics retail	1.85	1.90
Publishing	1.76	1.81
Communications equipment	1.66	2.41
IT consulting & other services	1.66	1.71
Data processing & outsourced services	1.58	0.95
Trading companies & distributors	1.53	1.41
Metal & glass containers	1.51	1.56
Leisure facilities	1.49	1.53
Specialized REITs	1.47	1.51
Human resource & employment services	1.39	1.67
Movies & entertainment	1.33	1.37
Alternative carriers	1.22	1.26
Household appliances	1.17	1.21
Electrical components & equipment	1.09	2.03
Oil & gas drilling	1.04	—
Oil & gas refining & marketing	1.01	—
Auto parts & equipment	0.98	1.01
Household products	0.85	0.88
Commodity chemicals	0.84	1.73
Specialty chemicals	0.80	0.83
Environmental & facilities services	0.72	2.16
Specialty stores	0.66	0.68
Specialized consumer services	0.42	0.96
General merchandise stores	0.32	0.33
Oil & gas equipment & services	0.22	1.53
Oil & gas storage & transportation	0.10	0.84
Hypermarkets & super centers	—	0.49
Investment banking & brokerage	—	0.96
	100.00%	100.00%

	December 31, 2018	September 30, 2018
Fair value:
Multi-sector holdings (1)	9.85%	10.49%
Application software	5.65	5.53
Aerospace & defense	5.55	5.64
Diversified support services	4.96	4.17
Internet services & infrastructure	4.09	3.23
Advertising	3.95	4.05
Pharmaceuticals	3.93	2.42
Research & consulting services	3.51	3.53
Systems software	3.50	2.61
Integrated telecommunication services	3.20	3.37
Healthcare services	3.13	2.70
Commercial printing	2.83	2.13
Specialized finance	2.80	2.90
Industrial machinery	2.62	2.43
Oil & gas exploration & production	2.58	5.30
Healthcare distributors	2.24	—
Interactive media & services	2.12	—
Personal products	2.08	2.10
Computer & electronics retail	1.98	1.97
Healthcare technology	1.94	1.63
Publishing	1.87	1.91
Communications equipment	1.73	2.52
Data processing & outsourced services	1.66	1.00
Trading companies & distributors	1.61	1.45
Leisure facilities	1.58	1.58
Metal & glass containers	1.58	1.63
Human resource & employment services	1.47	1.74
Specialized REITs	1.46	1.54
Movies & entertainment	1.40	1.42
IT consulting & other services	1.35	1.44
Alternative carriers	1.30	1.30
Household appliances	1.19	1.25
Electrical components & equipment	1.18	2.17
Oil & gas drilling	1.11	—
Oil & gas refining & marketing	1.06	—
Auto parts & equipment	1.01	1.05
Commodity chemicals	0.88	1.81
Household products	0.86	0.90
Specialty chemicals	0.76	0.81
Environmental & facilities services	0.72	2.25
Specialty stores	0.67	0.71
Specialized consumer services	0.40	0.96
General merchandise stores	0.32	0.35
Oil & gas equipment & services	0.22	1.63
Oil & gas storage & transportation	0.10	0.88
Hypermarkets & super centers	—	0.51
Investment banking & brokerage	—	0.99
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the OCSI Glick JV.
Loans and Debt Securities on Non-Accrual Status
As of each of December 31, 2018 and September 30, 2018, there was one investment on which we stopped accruing cash and/or PIK interest or OID income.

The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$581,214,036	99.86%	$553,091,766	99.99%	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	795,625	0.14	50,000	0.01	806,387	0.14	50,000	0.01
Total	$582,009,661	100.00%	$553,141,766	100.00%	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of December 31, 2018 and September 30, 2018, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 32 and 31 portfolio companies as of December 31, 2018 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of December 31, 2018, had a reinvestment period end date and maturity date of April 8, 2019 and April 8, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month London Interbank Offered Rate, or LIBOR, plus 2.3% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $89.9 million and $94.3 million of borrowings were outstanding as of December 31, 2018 and September 30, 2018, respectively.
As of December 31, 2018 and September 30, 2018, the OCSI Glick JV had total assets of $159.2 million and $166.2 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.5 million and $58.5 million in the aggregate at fair value as of December 31, 2018 and September 30, 2018, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2018 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of December 31, 2018 and September 30, 2018, of which $73.5 million was from us. As of each of December 31, 2018 and September 30, 2018, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of December 31, 2018 and September 30, 2018, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Senior secured loans (1)	$155,782,061	$160,746,402
Weighted average current interest rate on senior secured loans (2)	7.64%	7.30%
Number of borrowers in the OCSI Glick JV	32	31
Largest loan exposure to a single borrower (1)	$7,940,000	$7,960,000
Total of five largest loan exposures to borrowers (1)	$36,333,750	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of December 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5% cash	7.02%	$2,754,451	$2,676,993	$2,732,071
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	7.14%	7,481,250	7,462,547	7,425,141
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5% cash	8.30%	6,982,500	6,912,675	6,797,045
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4% cash	6.46%	3,000,000	2,927,754	2,841,870
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	7.27%	6,825,000	6,825,000	6,703,447
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.80%	3,700,112	3,671,907	3,677,912
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.5% cash	8.02%	3,000,000	2,970,000	2,981,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor) cash	7.02%	3,960,000	3,892,225	3,894,030
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.47%	4,975,000	4,952,288	4,581,154
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.53%	4,887,500	4,875,728	4,753,094
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	8.05%	2,048,281	2,047,297	1,997,074
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% (0% floor) cash	10.02%	5,000,000	4,976,947	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/14/2021	LIBOR+6.75% (1% floor) cash	9.27%	4,120,930	4,087,692	4,093,188
Gigamon, Inc.	Systems software	First Lien Term Loan	12/14/2021	LIBOR+4.5% (1% floor) cash	7.05%	5,940,000	5,888,939	5,865,750
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	7.03%	4,397,191	4,379,614	4,305,575
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan B1	10/31/2022	LIBOR+5.75% (1% floor) cash	8.46%	4,851,424	4,761,953	4,769,556
Intelsat Jackson Holdings S.A.	Alternative Carriers	First Lien Term Loan B3	11/27/2023	LIBOR+3.75% (1% floor) cash	6.26%	3,000,000	2,928,750	2,917,770
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.52%	7,940,000	7,794,486	7,433,825
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.80%	4,175,625	4,112,175	4,091,257
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.80%	843,539	833,155	826,495
Total MHE Intermediate Holdings, LLC						5,019,164	4,945,330	4,917,752
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.52%	3,368,750	3,340,552	3,351,906
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.55%	5,458,750	5,434,356	5,451,927
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.53%	5,914,361	5,864,874	5,766,502
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4% (1% floor) cash	6.80%	6,947,500	6,939,748	6,830,261
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan B	5/8/2025	LIBOR+5.25% cash	7.77%	6,965,000	6,774,313	6,895,350
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.71%	3,879,784	3,862,379	3,850,705
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.53%	6,305,000	6,269,490	5,981,869
Signify Health, LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	7.30%	5,955,000	5,903,087	5,984,775
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	7.02%	3,172,626	3,165,880	3,045,721
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond	4/15/2033	9% PIK		3,000,000	3,000,000	3,000,000
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	6/1/2025	LIBOR+3.75% (1% floor) cash	6.55%	6,965,000	6,965,000	5,084,450
Verra Mobility, Corp. (4)	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	6.27%	4,967,487	4,948,558	4,855,719
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.28%	3,000,000	2,971,424	2,953,124
Total Portfolio Investments						$155,782,061	$154,417,786	$150,764,813

__________
(1) Represents the current interest rate as of December 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.52%, 60-day LIBOR at 2.62%, the 90-day LIBOR at 2.80% and the 180-day LIBOR at 2.88%.
(3) Represents the current determination of fair value as of December 31, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of December 31, 2018.

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan B	5/31/2024	LIBOR+4.75% cash	7.03%	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan B	7/9/2025	LIBOR+4.5% cash	7.02%	5,000,000	4,853,898	5,029,700
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan B	8/1/2025	LIBOR+5.5% cash	7.84%	7,000,000	6,930,000	7,028,455
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan B13	8/14/2026	LIBOR+4% cash	6.16%	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan B	4/1/2022	LIBOR+4.75% (1% floor) cash	6.99%	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7% (1% floor) cash	9.39%	3,750,800	3,719,206	3,728,294
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.5% cash	7.74%	3,000,000	2,970,000	2,996,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.5% (1% floor) cash	6.89%	3,970,000	3,899,167	3,952,818
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan B	5/21/2025	LIBOR+4% cash	6.17%	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6% (1% floor) cash	8.39%	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,970,000	5,915,738	5,992,388
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor) cash	7.64%	2,053,658	2,052,561	2,002,316
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.5% cash	9.74%	5,000,000	4,976,145	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan B	12/13/2021	LIBOR+6.75% (1% floor) cash	8.99%	4,330,233	4,295,307	4,330,288
Gigamon, Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.5% (1% floor) cash	6.89%	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan B	9/11/2023	LIBOR+3.75% cash	6.09%	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan B	12/19/2022	LIBOR+4.5% (1% floor) cash	6.85%	4,732,907	4,712,773	4,718,117
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor) cash	8.07%	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan B	5/12/2025	LIBOR+5% (1% floor) cash	7.24%	7,960,000	7,808,276	8,077,728
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan B	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	4,186,250	4,119,789	4,147,707
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5% (1% floor) cash	7.39%	845,676	835,253	837,883
Total MHE Intermediate Holdings, LLC						5,031,926	4,955,042	4,985,590
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6% (1% floor) cash	8.40%	3,412,500	3,382,166	3,412,500
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan B	3/31/2025	LIBOR+4.75% (1% floor) cash	7.08%	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5% (1% floor) cash	7.25%	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan B	3/13/2025	LIBOR+4.25% (1% floor) cash	6.39%	6,965,000	6,956,910	7,078,288
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan B	5/8/2025	LIBOR+5.25% cash	7.65%	7,000,000	6,800,665	7,017,500
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor) cash	6.71%	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5% (1% floor) cash	7.34%	6,321,250	6,283,276	6,005,189
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.5% (1% floor) cash	6.74%	5,939,699	5,926,444	5,984,248
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor) cash	6.14%	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan B	2/28/2025	LIBOR+3.75% (1% floor) cash	5.99%	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor) cash	10.15%	3,000,000	2,970,428	3,006,570
Total Portfolio Investments						$160,746,402	$159,310,303	$160,260,951
__________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.

(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of September 30, 2018.

The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.4 million and $54.5 million, respectively, as of December 31, 2018 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of December 31, 2018 and September 30, 2018, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. For each of the three months ended December 31, 2018 and 2017, we earned interest income of $1.5 million on our investment in the Subordinated Notes. The LLC equity interests are dividend producing to the extent there is residual cash to be distributed on a quarterly basis. We did not earn any dividend income for the three months ended December 31, 2018 and 2017 with respect to our investment in the LLC equity interests of the OCSI Glick JV.
Below is certain summarized financial information for the OCSI Glick JV as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017:

	December 31, 2018	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2018: $154,417,786; cost September 30, 2018: $159,310,303)	$150,764,813	$160,260,951
Cash and cash equivalents	4,578,734	2,055,935
Restricted cash	2,397,998	2,036,487
Due from portfolio companies	—	53,006
Other assets	1,480,194	1,781,502
Total assets	$159,221,739	$166,187,881

Senior credit facility payable	$89,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds December 31, 2018: $75,804,114; proceeds September 30, 2018: $75,874,536)	62,325,710	66,871,054
Other liabilities	7,014,090	5,034,888
Total liabilities	$159,221,739	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$159,221,739	$166,187,881

	Three months ended December 31, 2018	Three months ended December 31, 2017
Selected Statements of Operations Information:
Interest income	$3,079,856	$1,939,602
Fee income	—	32,802
Total investment income	3,079,856	1,972,404
Interest expense	2,912,745	2,736,122
Other expenses	43,112	38,146
Total expenses (1)	2,955,857	2,774,268
Net unrealized appreciation (depreciation)	(128,702)	1,444,107
Realized gain (loss) on investments	4,703	(642,243)
Net income (loss)	$—	$—
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

During the three months ended December 31, 2018 and 2017, we did not sell any debt investments to the OCSI Glick JV.
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
Comparison of Three Months Ended December 31, 2018 and December 31, 2017
Total Investment Income
Total investment income includes interest on our investments and fee income.
Total investment income for the three months ended December 31, 2018 and December 31, 2017 was $11.3 million and $10.7 million, respectively. For the three months ended December 31, 2018, this amount primarily consisted of $11.2 million of interest income from portfolio investments. For the three months ended December 31, 2017, this amount primarily consisted of $10.3 million of interest income from portfolio investments (which included $0.3 million of PIK interest) and $0.4 million of fee income. The increase of $0.5 million in our total investment income for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, was due primarily to a $0.9 million increase in interest income, which was attributable to a higher average yield on our debt investments, partially offset by a $0.4 million decrease in fee income, which was attributable to lower advisory fees earned.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2018 and December 31, 2017 were $6.4 million and $6.2 million, respectively. The increase of $0.2 million in our net expenses for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, was primarily due to a $0.5 million increase in interest expense, which was attributable to increases in LIBOR, and a $0.3 million increase in Part I incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income, partially offset by a $0.6 million decrease in professional fees.
Net Investment Income
As a result of the $0.5 million increase in total investment income and the $0.2 million increase in net expenses, net investment income for the three months ended December 31, 2018 increased by approximately $0.3 million, as compared to the three months ended December 31, 2017.
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
During the three months ended December 31, 2018, we recorded net realized gains of $1.7 million, which was primarily attributable to the exit of our investment in BeyondTrust Holdings LLC. During the three months ended December 31, 2017, we recorded net realized losses of $4.4 million, which was primarily attributable to the sale of our first lien term loan investment in New Trident Holdcorp, Inc.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the three months ended December 31, 2018, we recorded net unrealized depreciation of $19.8 million. For the three months ended December 31, 2018, this consisted of $18.3 million of unrealized depreciation of debt investments, which was driven primarily by volatility experienced in the broadly syndicated loan market during the quarter which ultimately caused spreads to widen and prices to decline, and $1.5 million of net reclassifications to realized gains (resulting in unrealized depreciation).

For the three months ended December 31, 2017, we recorded net unrealized appreciation of $1.7 million, which was primarily driven by a $3.5 million reversal of previously recorded unrealized depreciation as a result of the sale of our first lien term loan investment in New Trident Holdcorp, Inc., partially offset by other write-downs across our investment portfolio.
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
For the three months ended December 31, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $1.5 million. During that period, $16.0 million of cash was provided by operating activities, primarily consisting of $73.1 million of principal payments and proceeds from the sale of investments, an increase in net payables from unsettled transactions of $23.7 million and the cash activities related to $4.9 million of net investment income, partially offset by cash used to fund $87.0 million of investments and net revolvers. During the same period, cash used in financing activities was $17.5 million, primarily consisting of $12.9 million of net repayments of borrowings under our credit facilities and $4.5 million of cash distributions paid to our stockholders.
For the three months ended December 31, 2017, we experienced a net increase in cash and cash equivalents and restricted cash of $3.2 million. During that period, $17.7 million of cash was provided by operating activities, primarily consisting of $161.4 million of principal payments and proceeds from the sale of investments and cash activities related to $4.5 million of net investment income, partially offset by cash used to fund $143.9 million of investments and net revolvers and a decrease in net payables from unsettled transactions of $3.4 million. During the same period, cash used by financing activities was $14.5 million, primarily consisting of $8.9 million of net repayments under our credit facilities and $5.4 million of cash distributions paid to our stockholders.
As of December 31, 2018, we had $15.0 million of cash and cash equivalents (including $8.1 million of restricted cash), portfolio investments (at fair value) of $553.4 million, $3.1 million of interest, dividends and fees receivable, $27.5 million of net payables from unsettled transactions, $262.2 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $28.5 million. Pursuant to the terms of the Citibank Facility (as defined below), we are restricted in terms of access to $3.1 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of December 31, 2018, $4.2 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility (as defined below). As of December 31, 2018, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility (as defined below).
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

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2017:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Quarterly	August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
Citibank Facility
As of December 31, 2018 and September 30, 2018, we were able to borrow $180 million under a revolving credit facility with us, as collateral manager, OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and Wells Fargo Bank, N.A., as collateral agent, or the Citibank Facility. As of December 31, 2018, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of December 31, 2018, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years. In addition, through the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of December 31, 2018, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of December 31, 2018 and September 30, 2018, we had $118.7 million and $110.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.684% and 3.919% for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, we recorded interest expense of $1.5 million and $0.9 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of December 31, 2018, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate. The East West Bank Facility matures on January 6, 2021. As of December 31, 2018, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2018 and September 30, 2018, we had $10.0 million and $8.0 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.697% and 5.088% for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, we recorded interest expense of $0.1 million and $0.2 million, respectively, related to the East West Bank Facility.
Deutsche Bank Facility
On September 24, 2018, OCSI Senior Funding Ltd., our wholly-owned subsidiary, entered into a loan financing and servicing agreement, or the Deutsche Bank Facility, with us as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.

Under the Deutsche Bank Facility, as of December 31, 2018, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through March 24, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of six months from the termination of the revolving period, the occurrence of an event of default or completion of a securitization transaction.
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
As of December 31, 2018 and September 30, 2018, we had $133.5 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the three months ended December 31, 2018, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.413%, and we recorded interest expense of $1.6 million.
2015 Debt Securitization
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
For the three months ended December 31, 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Three months ended December 31, 2017
Interest expense	$1,567,772
Loan administration fees	18,241
Amortization of debt issuance costs	72,526
Total interest and other debt financing expenses	$1,658,539
Cash paid for interest expense	$1,566,749
Annualized average interest rate	3.446%
Average outstanding balance	$181,467,391
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2018 and September 30, 2018, our only off-balance sheet arrangements consisted of $28.5 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of December 31, 2018 and September 30, 2018 is shown in the table below:

	December 31, 2018	September 30, 2018
OCSI Glick JV LLC	$14,059,648	$13,998,029
U.S. Well Services, LLC	5,600,000	—
MHE Intermediate Holdings, LLC	3,244,663	3,901,478
Asset International, Inc.	2,500,000	2,500,000
CircusTrix Holdings LLC	1,070,055	1,070,055
Internet Pipeline, Inc.	800,000	800,000
Access CIG, LLC	418,436	—
GKD Index Partners, LLC	311,111	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	100,000	70,000
4 Over International, LLC	68,452	68,452
Total	$28,466,483	$22,813,243
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of December 31, 2018	Weighted average debt outstanding for the three months ended December 31, 2018	Maximum debt outstanding for the three months ended December 31, 2018
Citibank Facility	$110,056,800	$118,656,800	$110,887,235	$123,656,800
Deutsche Bank Facility	157,000,000	133,500,000	141,641,304	157,000,000
East West Bank Facility	8,000,000	10,000,000	2,510,870	10,000,000
Total debt	$275,056,800	$262,156,800	$255,039,409

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of December 31, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank Facility	$118,656,800	$—	$—	$118,656,800	$—
Interest due on Citibank Facility	25,363,999	5,577,024	11,154,048	8,632,927	—
Deutsche Bank Facility	133,500,000	133,500,000	—	—	—
Interest due on Deutsche Bank Facility	4,234,674	4,234,674	—	—	—
East West Bank Facility	10,000,000	—	10,000,000	—	—
Interest due on East West Bank Facility	1,089,094	539,375	549,719	—	—
Total	$292,844,567	$143,851,073	$21,703,767	$127,289,727	$—
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2017 and 2018 and do not expect to incur a U.S. federal excise tax for the calendar year 2019. We may incur a federal excise tax in future years.
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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions - Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
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
Recent Developments
Distribution Declaration
On February 1, 2019, our Board of Directors declared a quarterly distribution of $0.155 per share, payable on March 29, 2019 to stockholders of record on March 15, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors, with the assistance of the Audit Committee and Oaktree. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
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
As of December 31, 2018, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$17,561,634	$(7,864,704)	$9,696,930
200	11,707,756	(5,243,136)	6,464,620
100	5,853,878	(2,621,568)	3,232,310

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(5,853,878)	$2,621,568	$(3,232,310)
200 (1)	(10,187,898)	5,243,136	(4,944,762)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$13,100,036	$—	$13,812,673	$—
Prime rate	—	—	5,520,146	—
LIBOR:
30 day	368,797,945	10,000,000	317,598,350	8,000,000
60 day	—	—	—	—
90 day	211,221,838	252,156,800	220,128,521	267,056,800
180 day	—	—	23,403,305	—
360 day	—	—	3,345,594	—
UK LIBOR:
30 day	6,368,000	—	—	—
Fixed rate	—	—	—	—
Total	$599,487,819	$262,156,800	$583,808,589	$275,056,800

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC – General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSL. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance

Inspections and Examinations that began in October 2015, and in the previously disclosed OCSL and FSAM securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSL, (iii) FSOF’s trading in the securities of publicly traded Business Development Companies, (iv) statements to our Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSL, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We have received termination notices from the Enforcement Division Staff and our obligations with respect to the matter are concluded.  On December 3, 2018, the SEC announced a settlement in this matter with Fifth Street Management LLC.
Item 1A. Risk Factors

There have been no material changes during the three months ended December 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

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
Date: February 6, 2019