Form 10-Q
period 2019-03-31
Oaktree Strategic Income Corp
filed 2019-05-08
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OCSI	The Nasdaq Global Select Market
The registrant had 29,466,768 shares of common stock outstanding as of May 6, 2019.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2019 (unaudited)	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost March 31, 2019: $73,237,461; cost September 30, 2018: $73,501,970)	$56,017,403	$58,512,170
Non-control/Non-affiliate investments (cost March 31, 2019: $546,005,001; cost September 30, 2018: $499,423,794)	536,130,015	498,329,658
Total investments at fair value (cost March 31, 2019: $619,242,462; cost September 30, 2018: $572,925,764)	592,147,418	556,841,828
Cash and cash equivalents	2,854,506	10,439,023
Restricted cash	8,972,775	5,992,764
Interest, dividends and fees receivable	2,935,766	3,139,334
Due from portfolio companies	52,091	167,946
Receivables from unsettled transactions	—	5,143,533
Deferred financing costs	2,199,665	2,469,675
Derivative asset at fair value	93,702	45,807
Other assets	930,541	891,960
Total assets	$610,186,464	$585,131,870
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$650,869	$649,781
Base management fee and incentive fee payable	1,368,446	1,915,682
Due to affiliate	1,047,888	1,700,952
Interest payable	2,961,560	1,130,735
Payables from unsettled transactions	9,395,443	8,932,500
Credit facilities payable	307,656,800	275,056,800
Total liabilities	323,081,006	289,386,450
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of March 31, 2019 and September 30, 2018	294,668	294,668
Additional paid-in-capital	370,751,389	370,751,389
Accumulated overdistributed earnings	(83,940,599)	(75,300,637)
Total net assets (equivalent to $9.74 and $10.04 per common share as of March 31, 2019 and September 30, 2018, respectively) (Note 12)	287,105,458	295,745,420
Total liabilities and net assets	$610,186,464	$585,131,870
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Interest income:
Control investments	$1,472,785	$768,550	$2,958,208	$1,967,247
Non-control/Non-affiliate investments	10,769,097	8,290,028	20,420,246	17,054,503
Interest on cash and cash equivalents	52,132	62,879	119,127	133,974
Total interest income	12,294,014	9,121,457	23,497,581	19,155,724
PIK interest income:
Control investments	—	774,562	—	1,069,713
Non-control/Non-affiliate investments	6,004	7,493	13,749	10,756
Total PIK interest income	6,004	782,055	13,749	1,080,469
Fee income:
Non-control/Non-affiliate investments	181,806	651,259	229,441	1,049,308
Total fee income	181,806	651,259	229,441	1,049,308
Total investment income	12,481,824	10,554,771	23,740,771	21,285,501
Expenses:
Base management fee	1,451,393	1,393,458	2,866,160	2,805,630
Part I incentive fee	1,096,144	480,384	1,950,522	740,106
Professional fees	375,601	745,110	834,213	1,765,293
Directors fees	105,278	130,000	210,278	260,000
Interest expense	3,771,530	2,898,165	6,994,484	5,662,642
Administrator expense	231,033	281,931	665,900	561,615
General and administrative expenses	283,338	276,568	615,564	711,778
Total expenses	7,314,317	6,205,616	14,137,121	12,507,064
Fees waived	(49,253)	(240,192)	(476,647)	(357,685)
Net expenses	7,265,064	5,965,424	13,660,474	12,149,379
Net investment income	5,216,760	4,589,347	10,080,297	9,136,122
Unrealized appreciation (depreciation):
Control investments	1,684,985	(59,931)	(2,230,258)	(781,106)
Affiliate investments	—	134,093	—	210,009
Non-control/Non-affiliate investments	6,989,963	3,045,873	(8,780,850)	5,433,031
Foreign currency forward contract	122,463	—	47,895	—
Net unrealized appreciation (depreciation)	8,797,411	3,120,035	(10,963,213)	4,861,934
Realized gains (losses):
Affiliate investments	—	—	—	28
Non-control/Non-affiliate investments	(77,774)	973,257	1,369,532	(3,409,477)
Foreign currency forward contract	(240,970)	—	8,120	—
Net realized gains (losses)	(318,744)	973,257	1,377,652	(3,409,449)
Net realized and unrealized gains (losses)	8,478,667	4,093,292	(9,585,561)	1,452,485
Net increase (decrease) in net assets resulting from operations	$13,695,427	$8,682,639	$494,736	$10,588,607
Net investment income per common share — basic and diluted	$0.18	$0.16	$0.34	$0.31
Earnings (loss) per common share — basic and diluted (Note 5)	$0.46	$0.29	$0.02	$0.36
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Operations:
Net investment income	$5,216,760	$4,589,347	$10,080,297	$9,136,122
Net unrealized appreciation (depreciation)	8,797,411	3,120,035	(10,963,213)	4,861,934
Net realized gains (losses)	(318,744)	973,257	1,377,652	(3,409,449)
Net increase (decrease) in net assets resulting from operations	13,695,427	8,682,639	494,736	10,588,607
Stockholder transactions:
Distributions to stockholders	(4,567,349)	(4,125,347)	(9,134,698)	(9,724,033)
Net increase (decrease) in net assets from stockholder transactions	(4,567,349)	(4,125,347)	(9,134,698)	(9,724,033)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	50,543	33,764	104,654	192,931
Repurchases of common stock under dividend reinvestment plan	(50,543)	(33,764)	(104,654)	(192,931)
Net change in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	9,128,078	4,557,292	(8,639,962)	864,574
Net assets at beginning of period	277,977,380	289,943,716	295,745,420	293,636,434
Net assets at end of period	$287,105,458	$294,501,008	$287,105,458	$294,501,008
Net asset value per common share	$9.74	$9.99	$9.74	$9.99
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2019	Six months ended March 31, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$494,736	$10,588,607
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation	10,963,213	(4,861,934)
Net realized (gains) losses	(1,377,652)	3,409,449
PIK interest income	(13,749)	(1,080,469)
Deferred fee income	—	55,156
Accretion of original issue discount on investments	(1,197,136)	(1,054,923)
Amortization of deferred financing costs	280,010	397,286
Purchases of investments and net revolver activity	(155,778,510)	(252,559,340)
Principal payments received on investments (scheduled payments)	5,879,998	3,622,439
Principal payments received on investments (payoffs)	61,187,153	100,481,363
Proceeds from the sale of investments	44,983,198	169,751,775
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	203,568	332,083
(Increase) decrease in due from portfolio companies	115,855	248,714
(Increase) decrease in receivables from unsettled transactions	5,143,533	(1,515,000)
(Increase) decrease in other assets	(38,581)	(860,456)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,088	671,553
Increase (decrease) in base management fee and incentive fee payable	(547,236)	(720,253)
Increase (decrease) in due to affiliate	(653,064)	1,481,755
Increase (decrease) in interest payable	1,830,825	102,749
Increase (decrease) in payables from unsettled transactions	462,943	(26,054,256)
Increase (decrease) in director fees payable	—	31,992
Net cash provided by (used in) operating activities	(28,059,808)	2,468,290
Financing activities:
Distributions paid in cash	(9,030,044)	(9,531,102)
Borrowings under credit facilities	92,000,000	29,500,000
Repayments of borrowings under credit facilities	(59,400,000)	(32,400,000)
Proceeds from issuance of notes payable	—	3,000,000
Repayments of notes payable	—	(3,000,000)
Repurchases of common stock under dividend reinvestment plan	(104,654)	(192,931)
Deferred financing costs paid	(10,000)	(1,250,000)
Net cash provided by (used in) financing activities	23,455,302	(13,874,033)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,604,506)	(11,405,743)
Cash and cash equivalents and restricted cash, beginning of period	16,431,787	43,012,387
Cash and cash equivalents and restricted cash, end of period	$11,827,281	$31,606,644
Supplemental information:
Cash paid for interest	$4,883,649	$5,162,607
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$104,654	$192,931

Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2019	September 30, 2018
Cash and cash equivalents	$2,854,506	$10,439,023
Restricted cash	8,972,775	5,992,764
Total cash and cash equivalents and restricted cash	$11,827,281	$16,431,787

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Control Investments (8)
OCSI Glick JV LLC (10)(11)		Multi-sector holdings
Subordinated Note, LIBOR+6.50% cash due 10/20/2021 (6)(9)	9.01%		$66,125,709	$66,125,710	$56,017,403
87.5% equity interest (9)(12)				7,111,751	—
				73,237,461	56,017,403
Total Control Investments (19.5% of net assets)				$73,237,461	$56,017,403

Non-Control/Non-Affiliate Investments (13)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022 (6)(15)(17)	8.50%		$5,671,648	$5,604,126	$5,604,723
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021 (6)(14)(15)(17)			—	(502)	(808)
				5,603,624	5,603,915
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022 (6)(17)	7.65%		1,622,774	1,527,751	1,357,045
				1,527,751	1,357,045
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025 (6)	6.24%		5,490,067	5,440,342	5,435,166
				5,440,342	5,435,166
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025 (6)(9)	7.10%		6,582,316	6,404,136	6,479,502
				6,404,136	6,479,502
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025 (6)(17)	6.74%		2,501,335	2,445,540	2,357,508
				2,445,540	2,357,508
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025 (6)	7.00%		6,947,500	6,886,971	6,449,607
				6,886,971	6,449,607
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025 (6)	8.10%		567,150	561,479	565,967
				561,479	565,967
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.00% cash due 12/29/2020 (6)(15)(17)	9.63%		24,451,287	24,451,261	21,646,700
				24,451,261	21,646,700
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023 (6)(15)(17)	9.08%		4,937,500	4,827,383	4,795,547
				4,827,383	4,795,547
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021 (6)(15)(17)	9.60%		8,920,819	8,780,739	8,845,438
				8,780,739	8,845,438
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025 (6)(15)(17)	9.74%		8,307,692	8,147,678	8,146,523
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025 (6)(14)(15)(17)			—	(13,335)	(13,430)
				8,134,343	8,133,093
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025 (6)(15)	8.00%		10,972,500	10,862,775	10,903,922
				10,862,775	10,903,922
Avantor Inc.		Healthcare distributors
First Lien Term Loan, LIBOR+3.75% cash due 11/21/2024 (6)(17)	6.25%		12,737,102	12,733,746	12,772,894
				12,733,746	12,772,894
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024 (6)(17)	6.73%		9,875,000	9,781,959	9,849,276
				9,781,959	9,849,276

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025 (6)(15)	7.00%		$8,932,500	$8,891,733	$8,926,917
				8,891,733	8,926,917
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% cash due 2/12/2026 (6)(17)	9.74%		6,000,000	5,974,161	5,955,000
				5,974,161	5,955,000
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026 (6)(17)	9.50%		4,375,000	4,332,632	4,353,125
				4,332,632	4,353,125
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025 (6)	6.85%		6,149,588	6,080,418	6,034,559
				6,080,418	6,034,559
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023 (6)(15)(17)	9.10%		13,582,668	13,467,381	13,256,018
				13,467,381	13,256,018
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025 (6)	6.85%		8,977,330	8,870,101	8,918,439
				8,870,101	8,918,439
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026 (6)	6.50%		5,000,000	4,950,000	5,026,875
				4,950,000	5,026,875
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024 (6)(9)(17)	5.75%		4,918,134	4,902,668	4,877,731
				4,902,668	4,877,731
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.50% cash due 12/16/2021 (6)(15)(17)	8.00%		8,113,470	8,056,179	8,044,911
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/16/2021 (6)(14)(15)(17)	8.00%		708,020	695,464	692,995
				8,751,643	8,737,906
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, PRIME+2.50% cash due 7/29/2021 (6)(17)	8.00%		5,984,375	5,964,393	5,975,398
First Lien Term Loan, LIBOR+5.00% cash due 3/22/2024 (6)(17)	7.60%		6,000,000	5,940,000	6,000,000
				11,904,393	11,975,398
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 10/30/2023 (6)(17)	7.50%		9,775,000	9,729,182	7,656,268
				9,729,182	7,656,268
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024 (6)(17)	6.50%		10,685,683	10,662,897	10,520,963
				10,662,897	10,520,963
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025 (6)(15)(17)	6.75%		9,975,000	9,951,492	9,875,250
				9,951,492	9,875,250
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025 (6)(17)	6.35%		3,970,000	3,952,545	3,520,060
				3,952,545	3,520,060
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026 (6)	10.00%		5,000,000	4,977,714	4,937,500
				4,977,714	4,937,500
Femur Buyer, Inc.		Healthcare equipment
Second Lien Term Loan, LIBOR+4.50% cash due 3/5/2026 (6)	7.10%		9,000,000	8,910,000	9,028,125
				8,910,000	9,028,125

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Flight Bidco Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025 (6)	6.00%		$7,192,771	$7,159,863	$7,105,846
				7,159,863	7,105,846
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024 (6)(9)(17)	6.25%		1,496,193	1,458,040	1,464,399
				1,458,040	1,464,399
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023 (6)(15)(17)	9.85%		9,018,056	8,941,506	8,876,022
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023 (6)(14)(15)(17)			—	(3,773)	(7,000)
				8,937,733	8,869,022
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+3.00% cash due 10/10/2025 (6)	5.49%		3,990,000	3,980,619	3,953,432
				3,980,619	3,953,432
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024 (6)(15)(17)	8.99%		4,705,882	4,620,395	4,620,014
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024 (6)(14)(15)(17)			—	(5,343)	(5,367)
				4,615,052	4,614,647
Indivior Finance S.a.r.l.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022 (6)(9)(17)	7.25%		8,514,403	8,479,221	8,365,401
				8,479,221	8,365,401
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% cash due 8/4/2022 (6)(15)(17)	7.25%		12,914,839	12,904,194	12,827,902
First Lien Revolver, LIBOR+4.75% cash due 8/4/2021 (6)(14)(15)(17)			—	—	(5,384)
				12,904,194	12,822,518
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan, LIBOR+5.00% cash due 10/20/2023 (6)(17)	7.76%		3,807,575	3,807,575	3,798,056
				3,807,575	3,798,056
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022 (6)(15)(17)	11.25%		280,000	280,000	282,450
				280,000	282,450
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023 (6)(9)(17)	6.50%		5,000,000	5,029,318	4,683,350
				5,029,318	4,683,350
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022 (6)(9)(17)	7.87%		7,534,058	7,549,249	7,050,635
				7,549,249	7,050,635
Lytx Holdings, LLC		Research & consulting services
500 Class B Units (15)				—	252,998
				—	252,998
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024 (6)(17)	6.25%		8,179,795	8,118,115	8,184,948
				8,118,115	8,184,948
McDermott Technology (Americas), Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025 (6)(9)(17)	7.50%		1,288,493	1,265,944	1,237,977
				1,265,944	1,237,977
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024 (6)(15)(17)	7.60%		11,597,262	11,431,573	11,365,340
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023 (6)(14)(15)(17)	7.50%		1,615,764	1,386,817	1,510,684
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024 (6)(15)(17)	7.60%		2,361,476	2,388,384	2,314,252
				15,206,774	15,190,276

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025 (6)(15)(17)	9.48%		$9,047,619	$8,870,382	$8,866,667
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025 (6)(14)(15)(17)				(18,657)	(19,048)
				8,851,725	8,847,619
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023 (6)(15)(17)	11.88%		1,568,067	1,552,983	1,567,804
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023 (6)(15)(17)	11.88%		431,933	427,778	431,860
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022 (6)(14)(15)(17)			—	(861)	(214)
				1,979,900	1,999,450
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023 (6)(15)(17)	8.50%		11,400,000	11,310,237	11,400,000
				11,310,237	11,400,000
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.50% cash due 7/31/2020 (6)(15)(16)(17)			1,000,000	795,624	—
				795,624	—
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025 (6)(9)	6.60%		4,950,000	4,944,694	4,950,000
				4,944,694	4,950,000
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024 (6)(17)	7.10%		3,880,404	3,866,845	3,486,310
				3,866,845	3,486,310
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024 (6)(17)	7.75%		6,386,250	6,363,122	6,162,731
				6,363,122	6,162,731
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% cash due 9/15/2023 (6)(15)(17)	8.36%		9,672,223	9,585,751	9,478,777
				9,585,751	9,478,777
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5.00% cash due 1/20/2023 (6)(15)(17)	7.50%		6,635,430	6,570,483	6,579,347
				6,570,483	6,579,347
R1 RCM Inc.		Healthcare services
First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025 (6)(9)(15)	7.75%		3,970,000	3,865,606	3,950,150
				3,865,606	3,950,150
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025 (6)	7.00%		10,447,500	10,343,025	10,460,559
				10,343,025	10,460,559
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% cash due 2/28/2022 (6)(15)(17)	8.25%		5,813,244	5,745,685	5,740,579
				5,745,685	5,740,579
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024 (6)(17)	7.10%		10,890,000	10,798,799	10,890,000
				10,798,799	10,890,000
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025 (6)	8.10%		7,950,000	7,830,750	7,771,125
				7,830,750	7,771,125
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022 (6)(17)	5.85%		1,406,618	1,403,581	1,399,880
				1,403,581	1,399,880

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 1/24/2026 (6)	6.60%		$2,000,000	$1,997,500	$2,003,470
				1,997,500	2,003,470
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026 (6)	7.49%		5,000,000	4,901,106	4,953,125
				4,901,106	4,953,125
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+3.50% cash due 12/4/2020 (6)(17)	6.00%		1,994,898	1,994,898	1,989,910
				1,994,898	1,989,910
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024 (6)(17)	7.00%		1,581,878	1,578,688	1,534,422
				1,578,688	1,534,422
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024 (6)(17)	6.25%		5,769,240	5,780,259	5,576,317
				5,780,259	5,576,317
TV Borrower US, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024 (6)(9)(17)	7.35%		1,896,965	1,890,350	1,893,408
				1,890,350	1,893,408
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025 (6)(17)	6.49%		2,250,662	2,234,338	2,255,163
				2,234,338	2,255,163
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023 (6)(17)	5.75%		2,969,543	2,972,750	2,954,725
				2,972,750	2,954,725
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022 (6)(9)(17)	7.50%		8,893,976	8,652,600	8,708,671
				8,652,600	8,708,671
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023 (6)(17)	8.00%		8,864,787	9,006,934	8,909,110
				9,006,934	8,909,110
U.S. Well Services, LLC		Oil & gas drilling
Second Lien Delayed Draw Term Loan, LIBOR+7.75% 5/31/2020 (6)(9)(15)(17)	10.25%		12,000,000	11,593,146	11,760,000
				11,593,146	11,760,000
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023 (6)(17)	7.00%		12,877,581	12,982,733	11,962,049
				12,982,733	11,962,049
Verra Mobility, Corp.		Data processing & outsourced services
First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025 (6)(9)(17)	6.25%		4,974,874	4,986,683	4,987,312
				4,986,683	4,987,312
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025 (6)(17)	7.00%		11,030,570	10,953,030	10,975,417
				10,953,030	10,975,417
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025 (6)	6.99%		7,980,000	7,941,314	7,975,013
				7,941,314	7,975,013
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021 (6)(9)(17)	10.50%		7,384,828	7,175,255	7,422,896
				7,175,255	7,422,896

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5.00% cash due 1/27/2025 (6)(17)	7.50%		$14,850,000	$14,725,783	$14,434,645
				14,725,783	14,434,645
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025 (6)(17)	6.51%		4,477,500	4,467,323	4,451,754
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026 (6)(17)	10.51%		1,000,000	990,791	995,830
				5,458,114	5,447,584
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024 (6)(17)	6.60%		4,678,750	4,713,492	4,148,484
				4,713,492	4,148,484
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.75% cash due 7/23/2025 (6)(9)	5.48%		£5,000,000	6,667,495	6,450,098
				6,667,495	6,450,098
Total Non-Control/Non-Affiliate Investments (186.7% of net assets)				$546,005,001	$536,130,015
Total Portfolio Investments (206.2% of net assets)				$619,242,462	$592,147,418
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$188,575	$188,575
Other cash accounts				$11,638,706	$11,638,706
Total Cash and Cash Equivalents and Restricted Cash (4.1% of net assets)				$11,827,281	$11,827,281
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (210.4% of net assets)				$631,069,743	$603,974,699

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,548,028	£4,951,250	4/8/2019	JPMorgan Chase Bank, N.A.	$93,702

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.50%, 60-day LIBOR at 2.56%, the 90-day LIBOR at 2.60%, the 180-day LIBOR at 2.65%, the PRIME at 5.50% and the 30-day UK LIBOR at 0.73%.

(7)
Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.

(8)
Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

(9)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2019, qualifying assets represented 76.5% of the Company's total assets and non-qualifying assets represented 23.5% of the Company's total assets.

(10)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(11)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(12)
This investment was valued using net asset value as a practical expedient for fair value. Consistent with Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), these investments are excluded from the hierarchical levels.

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

(15)	As of March 31, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by FASB ASC 820.

(16)	This investment was on cash non-accrual status as of March 31, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(17)	Loan includes interest rate floor, which is generally 1%.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Control Investments (3)
OCSI Glick JV LLC (6)(11)(13)		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021 (7)	8.59%		$66,390,220	$66,390,219	$58,512,170
87.5% equity interest (16)				7,111,751	—
				73,501,970	58,512,170
Total Control Investments (19.8% of net assets)				$73,501,970	$58,512,170

Non-Control/Non-Affiliate Investments (5)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (7)	8.24%		5,731,236	$5,661,123	$5,730,743
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (7)(10)				(502)	(6)
				5,660,621	5,730,737
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% (1% floor) cash 1.5% PIK due 1/13/2022 (7)(14)	7.35%		2,006,060	1,866,494	1,940,863
				1,866,494	1,940,863
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025 (7)(14)	6.74%		6,982,500	6,916,677	6,950,485
				6,916,677	6,950,485
AI Ladder (Luxembourg) Subco S.a.r.l (6)		Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% cash due 7/9/2025 (7)(14)	7.02%		12,000,000	11,649,358	12,071,280
				11,649,358	12,071,280
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.5% cash due 8/1/2025 (7)(14)	7.84%		4,879,000	4,830,210	4,898,833
				4,830,210	4,898,833
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/29/2020 (7)	9.31%		24,799,927	24,799,900	22,535,595
				24,799,900	22,535,595
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 8/30/2023 (7)	8.81%		5,000,000	4,875,899	4,868,750
				4,875,899	4,868,750
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (7)	9.39%		9,168,620	9,005,809	9,113,608
				9,005,809	9,113,608
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022 (7)(14)	6.64%		646,200	642,794	651,056
				642,794	651,056
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.5% cash due 7/23/2025 (7)(14)	7.74%		11,000,000	10,890,000	10,986,250
				10,890,000	10,986,250

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Aretec Group, Inc.		Investment banking & brokerage
First Lien Term Loan, PRIME+3.25% (1% floor) cash due 11/23/2020 (7)(14)	8.50%		$5,490,146	$5,525,388	$5,500,440
				5,525,388	5,500,440
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/30/2024 (7)	6.89%		13,895,000	13,647,085	13,834,862
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022 (7)	6.89%		625,000	571,947	611,475
				14,219,032	14,446,337
Avantor Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 11/21/2024 (7)(14)	6.24%		4,962,500	4,958,640	5,028,799
				4,958,640	5,028,799
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/15/2024 (7)(14)	6.41%		9,925,000	9,823,325	10,025,044
				9,823,325	10,025,044
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.5% due 7/31/2025 (7)(14)	6.74%		8,977,500	8,933,303	9,084,108
				8,933,303	9,084,108
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 2/12/2026 (7)(14)	9.41%		6,000,000	5,972,286	6,082,500
				5,972,286	6,082,500
BeyondTrust Holdings LLC		Application software
500,000 Class A membership interests				500,000	1,758,950
				500,000	1,758,950
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/15/2026 (7)(14)	9.38%		4,375,000	4,329,703	4,424,219
				4,329,703	4,424,219
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 11/14/2023 (7)	8.82%		13,651,323	13,527,955	13,514,811
				13,527,955	13,514,811
Chloe Ox Parent LLC		Healthcare services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/23/2024 (7)(14)	6.89%		10,945,000	10,845,368	10,986,044
				10,845,368	10,986,044
Cincinnati Bell Inc. (6)		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 10/2/2024 (7)(14)	5.49%		3,000,000	3,003,693	3,010,305
				3,003,693	3,010,305
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)	7.96%		8,154,712	8,086,543	8,083,073
First Lien Delayed Draw Term Loan, LIBOR+5.5% (1% floor) cash due 12/16/2021 (7)	7.74%		711,587	696,693	695,935
				8,783,236	8,779,008

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/30/2023 (7)(14)	7.24%		$9,825,000	$9,774,839	$8,040,141
				9,774,839	8,040,141
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4% (1% floor) cash due 10/31/2024 (7)(14)	6.24%		4,987,500	4,965,491	5,007,774
				4,965,491	5,007,774
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020 (7)	6.89%		3,682,754	3,682,754	3,573,015
				3,682,754	3,573,015
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 11/30/2023 (7)	6.74%		6,091,500	6,000,552	6,106,729
				6,000,552	6,106,729
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 5/9/2025 (7)(14)	6.14%		6,982,500	6,949,295	7,043,597
				6,949,295	7,043,597
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% cash due 5/1/2026 (7)(14)	9.74%		5,000,000	4,976,146	5,025,000
				4,976,146	5,025,000
Flight Bidco Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.5% cash due 7/23/2025 (7)(14)	5.84%		7,228,916	7,193,230	7,237,952
				7,193,230	7,237,952
Frontier Communications Corporation (6)		Integrated telecommunication services
First Lien Term Loan, LIBOR+2.75% cash due 3/31/2021 (7)(14)	5.00%		2,957,746	2,893,453	2,908,766
				2,893,453	2,908,766
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 6/29/2023 (7)	9.64%		9,376,389	9,287,452	9,282,625
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 6/29/2023 (7)	9.60%		333,333	329,118	328,889
				9,616,570	9,611,514
GOBP Holdings Inc.		Hypermarkets & super centers
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (7)(14)	10.49%		2,828,571	2,800,762	2,842,714
				2,800,762	2,842,714
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% (1% floor), cash due 9/12/2024 (7)	8.64%		4,705,882	4,612,581	4,611,765
First Lien Revolver, LIBOR+6.50% (1% floor), cash due 9/12/2024 (7)(10)				(5,831)	(5,882)
				4,606,750	4,605,883

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Indivior Finance S.a.r.l (6)		Pharmaceuticals
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/19/2022 (7)(14)	6.85%		$6,626,069	$6,603,250	$6,605,363
				6,603,250	6,605,363
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022 (7)	7.00%		12,975,681	12,964,018	12,975,681
First Lien Revolver, LIBOR+4.75% cash due 8/4/2021 (7)				—	—
				12,964,018	12,975,681
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 10/20/2023 (7)(14)	7.51%		3,903,305	3,903,306	3,927,701
				3,903,306	3,927,701
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/31/2021 (7)	7.32%		5,197,500	5,162,307	5,216,991
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022 (7)	10.84%		280,000	280,000	283,850
				5,442,307	5,500,841
KIK Custom Products Inc. (6)		Household products
First Lien Term Loan, LIBOR+4% (1% floor) cash due 5/15/2023 (7)(14)	6.24%		5,000,000	5,032,864	4,984,375
				5,032,864	4,984,375
Lannett Company, Inc. (6)		Pharmaceuticals
First Lien Term Loan, LIBOR+5.375% (1% floor) cash due 11/25/2022 (7)(14)	7.62%		7,768,507	7,786,308	6,855,746
				7,786,308	6,855,746
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	203,295
				—	203,295
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (7)(14)	6.74%		6,930,000	6,870,386	6,995,592
				6,870,386	6,995,592
McDermott Technology (Americas) Inc. (6)		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2025 (7)(14)	7.24%		8,955,000	8,785,515	9,087,444
				8,785,515	9,087,444
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (7)	7.39%		11,656,432	11,473,296	11,549,111
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023 (7)	7.32%		1,353,038	1,124,091	1,304,659
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024 (7)	7.39%		2,373,472	2,400,516	2,351,619
				14,997,903	15,205,389

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (7)	11.75%		$1,568,067	$1,551,179	$1,575,619
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (7)	11.75%		431,933	427,282	434,013
First Lien Revolver, PRIME+4% (1% floor) cash due 12/2/2022 (7)	9.25%		30,000	29,139	30,000
				2,007,600	2,039,632
Monitronics International, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 9/30/2022 (7)(14)	7.89%		5,490,805	5,492,997	5,370,007
				5,492,997	5,370,007
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (7)	8.40%		11,700,000	11,595,993	11,700,000
				11,595,993	11,700,000
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020 (7)(15)			1,000,000	806,387	50,000
				806,387	50,000
OCI Beaumont LLC (6)		Commodity chemicals
First Lien Term Loan, LIBOR+4% cash due 3/13/2025 (7)(14)	6.39%		4,975,000	4,969,221	5,055,918
				4,969,221	5,055,918
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024 (7)(14)	6.89%		3,900,202	3,885,170	3,824,636
				3,885,170	3,824,636
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 4/29/2024 (7)(14)	7.64%		6,418,750	6,393,205	6,394,680
				6,393,205	6,394,680
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/15/2023 (7)	8.07%		10,000,000	9,900,604	9,950,000
				9,900,604	9,950,000
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/20/2023 (7)	7.24%		6,669,280	6,595,298	6,673,261
				6,595,298	6,673,261
R1 RCM Inc. (6)		Healthcare services
First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025 (7)	7.43%		4,000,000	3,886,229	4,010,000
				3,886,229	4,010,000
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025 (7)	6.89%		10,500,000	10,395,000	10,618,125
				10,395,000	10,618,125
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (7)(14)	7.99%		5,894,494	5,814,167	5,982,912
				5,814,167	5,982,912

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Sandvine Corporation (6)		Communications equipment
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/21/2022 (7)(14)	7.99%		$3,969,925	$3,974,283	$3,984,812
				3,974,283	3,984,812
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025 (7)(14)	7.75%		8,000,000	7,880,000	8,030,000
				7,880,000	8,030,000
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 9/30/2022 (7)(14)	5.64%		1,453,087	1,449,504	1,461,116
				1,449,504	1,461,116
TravelCLICK, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (7)	9.99%		1,147,152	1,124,362	1,147,152
				1,124,362	1,147,152
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024 (7)(14)	6.74%		2,969,849	2,963,247	2,992,123
				2,963,247	2,992,123
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/22/2024 (7)(14)	5.96%		5,798,600	5,810,752	5,823,070
				5,810,752	5,823,070
TV Borrower US, LLC (6)		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024 (7)(14)	7.14%		1,906,643	1,899,304	1,913,602
				1,899,304	1,913,602
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 8/18/2023 (7)(14)	5.50%		2,992,386	2,995,985	3,013,662
				2,995,985	3,013,662
Ultra Resources, Inc. (6)		Oil & gas exploration & production
First Lien Term Loan, LIBOR+3% cash due 4/12/2024 (7)(14)	5.17%		5,000,000	4,707,408	4,519,800
				4,707,408	4,519,800
Uniti Group LP (6)		Specialized REITs
First Lien Term Loan, LIBOR+3% (1% floor) cash due 10/24/2022 (7)(14)	5.24%		8,939,470	8,662,946	8,567,364
				8,662,946	8,567,364
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023 (7)(14)	7.74%		7,909,900	8,066,137	8,097,760
				8,066,137	8,097,760
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023 (7)(14)	6.78%		12,943,283	13,062,585	12,639,957
				13,062,585	12,639,957
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/27/2025 (7)(14)	6.74%		9,000,000	8,932,500	9,091,890
				8,932,500	9,091,890

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan, LIBOR+6.875% (1% floor) cash due 11/25/2021 (7)(14)	9.12%		$10,000,000	$9,929,758	$10,075,000
				9,929,758	10,075,000
Windstream Services, LLC (6)		Integrated telecommunication services
First Lien Term Loan, LIBOR+4% (0.75% floor) cash due 3/29/2021 (7)(14)	6.16%		7,403,715	7,141,079	7,098,312
				7,141,079	7,098,312
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/27/2025 (7)(14)	7.24%		14,925,000	14,789,478	14,906,418
				14,789,478	14,906,418
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/30/2025 (7)(14)	6.21%		4,500,000	4,488,934	4,534,695
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026 (7)(14)	10.15%		1,000,000	990,142	1,002,190
				5,479,076	5,536,885
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (7)(14)	6.39%		4,702,500	4,740,634	4,487,948
				4,740,634	4,487,948
Zephyr Bidco Limited (6)		Specialized finance
First Lien Term Loan, UK LIBOR+4.75% cash due 7/23/2025 (7)(14)	5.47%		£5,000,000	6,667,495	6,541,082
				6,667,495	6,541,082
Total Non-Control/Non-Affiliate Investments (168.5% of net assets)				$499,423,794	$498,329,658
Total Portfolio Investments (188.3% of net assets)				$572,925,764	$556,841,828
Total Cash and Cash Equivalents and Restricted Cash (5.6% of net assets)				$16,431,787	$16,431,787
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (193.8% of net assets)				$589,357,551	$573,273,615

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	J.P. Morgan	$45,807

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of March 31, 2019, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.

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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow,

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of the Company's investments as of March 31, 2019 and September 30, 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements and for purposes of computing the capital gain incentive fee payable by the Company to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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
As of March 31, 2019, included in restricted cash was $8.2 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $8.2 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.6 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of March 31, 2019, the remaining $4.6 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of March 31, 2019, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.

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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2016, 2017 or 2018. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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

Note 3. Portfolio Investments
As of March 31, 2019, 206.2% of net assets at fair value, or $592.1 million, was invested in 81 portfolio companies, including 19.5% of net assets, or $56.0 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV") at fair value, and 4.1% of net assets, or $11.8 million, was invested in

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash and cash equivalents (including $9.0 million of restricted cash). In comparison, as of September 30, 2018, 188.3% of net assets at fair value, or $556.8 million, was invested in 75 portfolio companies, including 19.8% of net assets, or $58.5 million, in subordinated notes and LLC equity interests of the OCSI Glick JV at fair value, and 5.6% of net assets, or $16.4 million, was invested in cash and cash equivalents (including $6.0 million of restricted cash). As of March 31, 2019, 90.5% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 9.5% consisted of investments in the subordinated notes of the OCSI Glick JV. As of September 30, 2018, 89.1% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.5% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates and 0.4% consisted of equity investments.
As of March 31, 2019 and September 30, 2018, the Company's equity investments consisted of LLC equity interests in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2019, the Company recorded net realized gains (losses) of $(0.3) million and $1.4 million, respectively. During the three and six months ended March 31, 2018, the Company recorded net realized gains (losses) of $1.0 million and $(3.4) million, respectively. During the three and six months ended March 31, 2019, the Company recorded net unrealized appreciation (depreciation) of $8.8 million and $(11.0) million, respectively. During the three and six months ended March 31, 2018, the Company recorded net unrealized appreciation of $3.1 million and $4.9 million, respectively.
The composition of the Company's investments as of March 31, 2019 and September 30, 2018 at cost and fair value was as follows:

	March 31, 2019		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$546,005,001	$535,877,017	$498,923,794	$496,367,413
Equity securities, excluding the OCSI Glick JV	—	252,998	500,000	1,962,245
OCSI Glick JV subordinated notes	66,125,710	56,017,403	66,390,219	58,512,170
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Total	$619,242,462	$592,147,418	$572,925,764	$556,841,828

The following table presents the financial instruments carried at fair value as of March 31, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured loans	$—	$333,617,476	$202,259,541	$—	$535,877,017
OCSI Glick JV subordinated notes	—	—	56,017,403	—	56,017,403
Equity securities	—	—	252,998	—	252,998
Total investments at fair value	$—	$333,617,476	$258,529,942	$—	$592,147,418
Cash equivalents	188,575	—	—	—	188,575
Derivative asset	—	93,702	—	—	93,702
Total assets at fair value	$188,575	$333,711,178	$258,529,942	$—	$592,429,695
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

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically have both unobservable or Level 3 components and observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers between levels are recognized at the beginning of the reporting period.
The following table provides a roll-forward in the changes in fair value from December 31, 2018 to March 31, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of December 31, 2018	$195,065,601	$54,535,309	$209,654	$249,810,564
New investments & net revolver activity	21,809,889	—	—	21,809,889
Redemptions/repayments/sales	(15,775,712)	(202,891)	—	(15,978,603)
Transfers in (a)	10,931,250	—	—	10,931,250
Transfers out (a)	(10,355,920)	—	—	(10,355,920)
Accretion of OID	474,313	—	—	474,313
Net unrealized appreciation (depreciation)	110,120	1,684,985	43,344	1,838,449
Fair value as of March 31, 2019	$202,259,541	$56,017,403	$252,998	$258,529,942
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2019	$114,250	$1,684,985	$43,344	$1,842,579
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the three months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from December 31, 2017 to March 31, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of December 31, 2017	$232,099,561	$57,180,650	$1,228,419	$290,508,630
New investments & net revolver activity	44,951,964	—	—	44,951,964
Redemptions/repayments/sales	(17,257,471)	—	(110,523)	(17,367,994)
Transfers in (a)	5,256,441	—	—	5,256,441
Net accrual of PIK interest income	—	774,562	—	774,562
Accretion of original issue discount	102,473	—	—	102,473
Net unrealized appreciation (depreciation)	1,591,109	(59,931)	515,780	2,046,958
Net realized gains (losses)	80,700	—	—	80,700
Fair value as of March 31, 2018	$266,824,777	$57,895,281	$1,633,676	$326,353,734
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2018	$1,435,964	$(59,931)	$515,773	$1,891,806
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to March 31, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
New investments & net revolver activity	38,339,708	—	—	38,339,708
Redemptions/repayments/sales	(32,842,383)	(264,510)	(1,875,587)	(34,982,480)
Transfers in (a)	26,053,270	—	—	26,053,270
Transfer out (a)	(10,618,125)	—	—	(10,618,125)
Accretion of OID	729,711	—	—	729,711
Net unrealized appreciation (depreciation)	(2,158,707)	(2,230,257)	(1,209,247)	(5,598,211)
Net realized gains (losses)	—	—	1,375,587	1,375,587
Fair value as of March 31, 2019	$202,259,541	$56,017,403	$252,998	$258,529,942
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2019	$(1,857,490)	$(2,230,257)	$49,703	$(4,038,044)
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to March 31, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments & net revolver activity	69,162,092	—	—	69,162,092
Redemptions/repayments/sales	(126,045,424)	—	(110,523)	(126,155,947)
Transfers in (a)	6,561,893	—	—	6,561,893
Transfers out (a)	(111,202,278)	—	—	(111,202,278)
Net accrual of PIK interest income	—	1,069,713	—	1,069,713
Accretion of original issue discount	853,218	—	—	853,218
Net unrealized appreciation (depreciation)	983,804	(781,106)	684,210	886,908
Net realized gains (losses)	(108,984)	—	—	(108,984)
Fair value as of March 31, 2018	$266,824,777	$57,895,281	$1,633,676	$326,353,734
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2018	$1,148,330	$(781,106)	$684,204	$1,051,428
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2018 as a result of a change in the number of market quotes available and/or a change in market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured loans	$115,259,249	Market yield technique	Market yield	(b)	8.0%	-	23.0%	10.9%
	65,353,592	Broker Quotations	Broker quoted price	(c)	N/A	-	N/A	N/A
	21,646,700	Enterprise value technique	EBITDA multiple	(d)	3.0x	-	5.0x	4.0x
OCSI Glick JV subordinated notes	56,017,403	Enterprise value technique	N/A	(e)	N/A	-	N/A	N/A
Equity securities	252,998	Enterprise value technique	EBITDA multiple	(d)	17.0x	-	19.0x	18.0x
Total	$258,529,942
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participants would take into account market yield when pricing the investment.
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
(d) Used when market participants would use such multiples when pricing the investment.
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
(b) Used when market participants would take into account market yield when pricing the investment.
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
(f) Used when market participants would use such multiples when pricing the investment.
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$134,156,800	$134,156,800	$—	$—	$134,156,800
East West Bank Facility payable	9,000,000	9,000,000	—	—	9,000,000
Deutsche Bank Facility payable	164,500,000	164,500,000	—	—	164,500,000
Total	$307,656,800	$307,656,800	$—	$—	$307,656,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$546,005,001	88.17%	$498,923,794	87.08%
OCSI Glick JV subordinated notes	66,125,710	10.68%	66,390,219	11.59%
OCSI Glick JV equity interests	7,111,751	1.15%	7,111,751	1.24%
Equity securities, excluding the OCSI Glick JV	—	—	500,000	0.09%
Total	$619,242,462	100.00%	$572,925,764	100.00%

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$535,877,017	90.50%	186.64%	$496,367,413	89.14%	167.84%
OCSI Glick JV subordinated notes	56,017,403	9.46%	19.51%	58,512,170	10.51%	19.78%
OCSI Glick JV equity interests	—	—	—	—	—	—
Equity securities, excluding the OCSI Glick JV	252,998	0.04%	0.09%	1,962,245	0.35%	0.66%
Total	$592,147,418	100.00%	206.24%	$556,841,828	100.00%	188.28%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$181,828,296	29.37%	$173,813,451	30.33%
West	135,455,555	21.87%	94,366,910	16.47%
Midwest	90,305,426	14.58%	86,780,283	15.15%
Southwest	89,807,059	14.50%	120,288,446	21.00%
Southeast	61,603,306	9.95%	61,850,120	10.80%
International	28,470,520	4.60%	35,826,554	6.25%
South	23,637,957	3.82%	—	—
Northwest	8,134,343	1.31%	—	—
Total	$619,242,462	100.00%	$572,925,764	100.00%

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$163,455,110	27.61%	56.93%	$158,042,549	28.39%	53.44%
West	134,025,373	22.63%	46.68%	95,136,359	17.08%	32.17%
Midwest	89,131,238	15.05%	31.04%	87,543,463	15.72%	29.60%
Southwest	86,680,507	14.64%	30.19%	119,935,588	21.54%	40.55%
Southeast	59,080,381	9.98%	20.58%	60,083,355	10.79%	20.31%
International	27,871,759	4.71%	9.71%	36,100,514	6.48%	12.21%
South	23,769,957	4.01%	8.28%	—	—	—
Northwest	8,133,093	1.37%	2.83%	—	—	—
Total	$592,147,418	100.00%	206.24%	$556,841,828	100.00%	188.28%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2019 and September 30, 2018 was as follows:

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$73,237,461	11.83%	$73,501,970	12.84%
Application software	54,542,104	8.81	29,825,536	5.21
Aerospace & defense	33,031,802	5.33	31,214,405	5.45
Internet services & infrastructure	32,418,816	5.24	17,929,508	3.13
Diversified support services	28,477,866	4.60	22,877,903	3.99
Advertising	24,451,261	3.95	24,799,901	4.33
Systems software	21,576,275	3.48	14,292,176	2.49
Integrated telecommunication services	19,293,158	3.12	18,822,698	3.29
Healthcare services	17,905,569	2.89	15,537,984	2.71
Pharmaceuticals	16,028,470	2.59	14,389,558	2.51
Specialized finance	15,605,228	2.52	16,284,064	2.84
Commercial printing	15,555,116	2.51	11,661,172	2.04
Oil & gas exploration & production	14,725,783	2.38	29,426,644	5.14
Healthcare distributors	12,733,746	2.06	—	—
Interactive media & services	11,921,933	1.93	—	—
Oil & gas refining & marketing	11,904,393	1.92	—	—
Oil & gas drilling	11,593,146	1.87	—	—
Personal products	11,310,237	1.83	11,595,993	2.02
Healthcare technology	10,953,030	1.77	8,932,500	1.56
Computer & electronics retail	10,862,775	1.75	10,890,000	1.90
Publishing	10,343,025	1.67	10,395,000	1.81
Research & consulting services	9,878,820	1.60	19,195,177	3.35
Communications equipment	9,781,959	1.58	13,797,609	2.41
IT consulting & other services	9,729,182	1.57	9,774,840	1.71
Industrial machinery	9,585,751	1.55	13,583,358	2.37
Data processing & outsourced services	9,319,315	1.50	5,454,064	0.95
Trading companies & distributors	9,006,934	1.45	8,066,138	1.41
Healthcare equipment	8,910,000	1.44	—	—
Metal & glass containers	8,891,733	1.44	8,933,303	1.56
Leisure facilities	8,751,643	1.41	8,783,236	1.53
Specialized REITs	8,652,600	1.40	8,662,946	1.51
Human resource & employment services	8,149,171	1.32	9,558,548	1.67
Movies & entertainment	7,800,133	1.26	7,871,884	1.37
Alternative carriers	7,159,863	1.16	7,193,230	1.26
Household appliances	6,886,971	1.11	6,916,677	1.21
Electrical components & equipment	6,404,136	1.03	11,649,358	2.03
Auto parts & equipment	5,780,259	0.93	5,810,752	1.01
Household products	5,029,318	0.81	5,032,864	0.88
Commodity chemicals	4,944,694	0.80	9,927,861	1.73
Specialty chemicals	4,713,492	0.76	4,740,634	0.83
Environmental & facilities services	4,232,545	0.68	12,391,602	2.16
Specialty stores	3,807,575	0.61	3,903,305	0.68
General merchandise stores	1,527,751	0.25	1,866,494	0.33
Oil & gas equipment & services	1,265,944	0.20	8,785,515	1.53
Oil & gas storage & transportation	561,479	0.09	4,830,210	0.84
Hypermarkets & super centers	—	—	2,800,762	0.49
Investment banking & brokerage	—	—	5,525,388	0.96
Specialized consumer services	—	—	5,492,997	0.96
Total	$619,242,462	100.00%	$572,925,764	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Multi-sector holdings (1)	$56,017,403	9.46%	19.52%	$58,512,170	10.49%	19.75%
Application software	53,745,064	9.08	18.72	30,809,085	5.53	10.42
Aerospace & defense	32,610,382	5.51	11.36	31,429,288	5.64	10.63
Internet services & infrastructure	32,191,100	5.44	11.21	17,983,455	3.23	6.08
Diversified support services	28,396,567	4.80	9.90	23,235,390	4.17	7.86
Advertising	21,646,700	3.66	7.54	22,535,595	4.05	7.62
Systems software	21,574,387	3.64	7.51	14,539,208	2.61	4.92
Integrated telecommunication services	19,144,744	3.23	6.67	18,755,621	3.37	6.34
Healthcare services	17,197,658	2.90	6.00	15,046,044	2.70	5.09
Commercial printing	15,479,165	2.61	5.39	11,837,466	2.13	4.00
Pharmaceuticals	15,416,036	2.60	5.37	13,461,109	2.42	4.55
Specialized finance	15,319,120	2.59	5.34	16,152,596	2.90	5.46
Oil & gas exploration & production	14,434,645	2.44	5.03	29,501,218	5.30	9.98
Healthcare distributors	12,772,894	2.16	4.45	—	—	—
Oil & gas refining & marketing	11,975,398	2.02	4.17	—	—	—
Interactive media & services	11,928,445	2.01	4.15	—	—	—
Oil & gas drilling	11,760,000	1.99	4.10	—	—	—
Personal products	11,400,000	1.93	3.97	11,700,000	2.10	3.96
Healthcare technology	10,975,417	1.85	3.82	9,091,890	1.63	3.07
Computer & electronics retail	10,903,922	1.84	3.80	10,986,250	1.97	3.71
Publishing	10,460,559	1.77	3.64	10,618,125	1.91	3.59
Research & consulting services	10,143,623	1.71	3.53	19,674,633	3.53	6.65
Communications equipment	9,849,276	1.66	3.43	14,009,856	2.52	4.74
Industrial machinery	9,478,777	1.60	3.30	13,523,015	2.43	4.57
Data processing & outsourced services	9,340,437	1.58	3.25	5,571,370	1.00	1.88
Healthcare equipment	9,028,125	1.52	3.14	—	—	—
Metal & glass containers	8,926,917	1.51	3.11	9,084,108	1.63	3.07
Trading companies & distributors	8,909,110	1.50	3.10	8,097,760	1.45	2.74
Leisure facilities	8,737,906	1.48	3.04	8,779,008	1.58	2.97
Specialized REITs	8,708,671	1.47	3.03	8,567,365	1.54	2.90
Human resource & employment services	8,113,769	1.37	2.83	9,665,384	1.74	3.27
Movies & entertainment	7,750,272	1.31	2.70	7,882,412	1.42	2.67
IT consulting & other services	7,656,268	1.29	2.67	8,040,141	1.44	2.72
Alternative carriers	7,105,846	1.20	2.47	7,237,952	1.30	2.45
Electrical components & equipment	6,479,502	1.09	2.26	12,071,280	2.17	4.08
Household appliances	6,449,607	1.09	2.25	6,950,485	1.25	2.35
Auto parts & equipment	5,576,317	0.94	1.94	5,823,070	1.05	1.97
Commodity chemicals	4,950,000	0.84	1.72	10,084,717	1.81	3.41
Household products	4,683,350	0.79	1.63	4,984,375	0.90	1.69
Specialty chemicals	4,148,484	0.70	1.44	4,487,948	0.81	1.52
Environmental & facilities services	3,802,510	0.64	1.32	12,544,437	2.25	4.24
Specialty stores	3,798,056	0.64	1.32	3,927,701	0.71	1.33
General merchandise stores	1,357,045	0.23	0.47	1,940,863	0.35	0.66
Oil & gas equipment & services	1,237,977	0.21	0.43	9,087,444	1.63	3.07
Oil & gas storage & transportation	565,967	0.10	0.20	4,898,833	0.88	1.66
Hypermarkets & super centers	—	—	—	2,842,714	0.51	0.96
Specialized consumer services	—	—	—	5,370,007	0.96	1.82
Investment banking & brokerage	—	—	—	5,500,440	0.99	1.86
Total	$592,147,418	100.00%	206.24%	$556,841,828	100.00%	188.28%
___________________

(1)	This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No investment represented greater than 10% of the total investment portfolio at fair value as of March 31, 2019. The Company held one investment that represented greater than 10% of the total investment portfolio at fair value as of September 30, 2018, which was as follows:

September 30, 2018
OCSI Glick JV	10.5%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

Details of investment income of the OCSI Glick JV for the three and six months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
OCSI Glick JV	$1,472,785	11.8%	$1,543,112	14.6%

	Six months ended March 31, 2019		Six months ended March 31, 2018
	Investment Income	Percent of Total Investment Income	Investment Income	Percent of Total Investment Income
OCSI Glick JV	$2,958,208	12.5%	$3,036,960	14.3%

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of March 31, 2019 and September 30, 2018, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 34 and 31 portfolio companies as of March 31, 2019 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of March 31, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of March 31, 2019, bore interest at a rate equal to 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $93.9 million and $94.3 million of borrowings were outstanding as of March 31, 2019 and September 30, 2018, respectively.
As of March 31, 2019 and September 30, 2018, the OCSI Glick JV had total assets of $167.5 million and $166.2 million, respectively. As of March 31, 2019, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $56.0 million in the aggregate at fair value. As of September 30, 2018, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $58.5 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of March 31, 2019 and September 30, 2018, of which $73.5 million was from the Company. As of each of March 31, 2019 and September 30, 2018, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of March 31, 2019 and September 30, 2018, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Senior secured loans (1)	$159,825,500	$160,746,402
Weighted average current interest rate on senior secured loans (2)	7.53%	7.30%
Number of borrowers in the OCSI Glick JV	34	31
Largest loan exposure to a single borrower (1)	$7,462,500	$7,960,000
Total of five largest loan exposures to borrowers (1)	$35,252,500	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of March 31, 2019

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC (5)	Industrial machinery	First Lien Term Loan	8/18/2024	LIBOR+3.00%	5.50%	$3,000,000	$2,956,072	$3,000,270
AI Ladder (Luxembourg) Subco S.a.r.l. (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.10%	2,742,632	2,668,390	2,699,792
Air Newco LP	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	7.24%	7,462,500	7,443,844	7,462,500
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	8.10%	6,965,000	6,895,350	6,950,478
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.48%	2,992,500	2,922,741	2,876,541
Alvogen Pharma US, Inc. (5)	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75%	7.25%	6,737,500	6,737,500	6,574,654
Ancile Solutions, Inc. (4)(5)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7.00%	9.60%	3,649,426	3,624,402	3,618,588
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.50%	8.00%	2,992,500	2,962,575	2,973,797
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.49%	4,962,500	4,940,710	4,724,300
California Pizza Kitchen, Inc. (5)	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6.00%	8.50%	4,875,000	4,863,258	4,722,681
CITGO Petroleum Corp. (4)(5)	Oil & gas refining & marketing	First Lien Term Loan	3/22/2024	LIBOR+5.00%	7.60%	4,000,000	3,960,000	4,000,000
CM Delaware LLC (5)	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25%	7.75%	2,042,905	2,042,028	1,991,833
Covia Holdings Corporation (5)	Oil & gas equipment & services	First Lien Term Loan	6/1/2025	LIBOR+3.75%	6.16%	6,947,500	6,947,500	5,956,404
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	10.00%	5,000,000	4,977,714	4,937,500

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Falmouth Group Holdings Corp. (5)	Specialty chemicals	First Lien Term Loan	12/14/2021	LIBOR+6.75%	9.25%	$4,120,930	$4,087,692	$4,093,188
Frontier Communications Corporation (4)(5)	Integrated telecommunications services	First Lien Term Loan	6/15/2024	LIBOR+3.75%	6.25%	1,496,193	1,458,040	1,464,399
Gigamon, Inc. (5)	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.25%	6.85%	5,925,000	5,876,141	5,850,938
Indivior Finance S.a.r.l (4)(5)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.50%	7.25%	4,378,441	4,362,015	4,301,818
Integro Parent, Inc. (5)	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75%	8.35%	4,838,924	4,755,963	4,844,972
Intelsat Jackson Holdings S.A. (5)	Alternative Carriers	First Lien Term Loan	11/27/2023	LIBOR+3.75%	6.24%	5,000,000	4,931,836	4,932,800
McDermott Technology (Americas), Inc. (4)(5)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00%	7.50%	5,925,038	5,820,613	5,692,747
MHE Intermediate Holdings, LLC (4)(5)	Diversified support services	First Lien Term Loan	3/8/2024	LIBOR+5.00%	7.60%	4,165,000	4,104,424	4,081,708
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5.00%	7.60%	841,402	831,044	824,576
Total MHE Intermediate Holdings, LLC						5,006,402	4,935,468	4,906,284
Morphe LLC (4)(5)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00%	8.50%	3,325,000	3,298,819	3,325,000
Northern Star Industries Inc. (5)	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75%	7.35%	5,445,000	5,421,617	5,417,775
Novetta Solutions, LLC (5)	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00%	7.50%	5,899,117	5,851,423	5,792,195
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.00%	6.60%	6,930,000	6,922,575	6,930,000
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan	5/8/2025	LIBOR+5.25%	7.75%	6,947,500	6,764,595	6,912,763
RSC Acquisition, Inc. (5)	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25%	6.85%	3,869,714	3,853,436	3,865,670
SHO Holding I Corporation (5)	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5.00%	7.74%	6,288,750	6,255,590	5,911,425
Signify Health, LLC (4)(5)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50%	7.10%	5,940,000	5,890,330	5,940,000
Tribe Buyer LLC (4)(5)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.50%	7.00%	3,164,553	3,158,145	3,069,616
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond	4/15/2033	9.00%		3,000,000	3,000,000	3,052,500
Verra Mobility, Corp. (4)(5)	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75%	6.25%	4,954,975	4,936,840	4,967,362
WP CPP Holdings, LLC (4)(5)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75%	10.51%	3,000,000	2,972,378	2,987,490
Total Portfolio Investments						$159,825,500	$158,495,600	$156,748,280
__________
(1) Represents the current interest rate as of March 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.50%, 60-day LIBOR at 2.56%, the 90-day LIBOR at 2.60% and the 180-day LIBOR at 2.65%.
(3) Represents the current determination of fair value as of March 31, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of March 31, 2019.
(5) Loan includes interest rate floor, which is generally 1.00%.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	7.03%	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.02%	5,000,000	4,853,898	5,029,700
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	7.84%	7,000,000	6,930,000	7,028,455
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.16%	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75% (1% floor)	6.99%	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7.00% (1% floor)	9.39%	3,750,800	3,719,206	3,728,294
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.50%	7.74%	3,000,000	2,970,000	2,996,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.50% (1% floor)	6.89%	3,970,000	3,899,167	3,952,818
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.17%	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6.00% (1% floor)	8.39%	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50% (1% floor)	6.89%	5,970,000	5,915,738	5,992,388
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor)	7.64%	2,053,658	2,052,561	2,002,316
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	9.74%	5,000,000	4,976,145	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor)	8.99%	4,330,233	4,295,307	4,330,288
Gigamon, Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.50% (1% floor)	6.89%	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan	9/11/2023	LIBOR+3.75%	6.09%	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.50% (1% floor)	6.85%	4,732,907	4,712,773	4,718,117
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor)	8.07%	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00% (1% floor)	7.24%	7,960,000	7,808,276	8,077,728
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan	3/8/2024	LIBOR+5.00% (1% floor)	7.39%	4,186,250	4,119,789	4,147,707
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5.00% (1% floor)	7.39%	845,676	835,253	837,883
Total MHE Intermediate Holdings, LLC						5,031,926	4,955,042	4,985,590
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00% (1% floor)	8.40%	3,412,500	3,382,166	3,412,500
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75% (1% floor)	7.08%	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00% (1% floor)	7.25%	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.25% (1% floor)	6.39%	6,965,000	6,956,910	7,078,288
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan	5/8/2025	LIBOR+5.25%	7.65%	7,000,000	6,800,665	7,017,500
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor)	6.71%	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5.00% (1% floor)	7.34%	6,321,250	6,283,276	6,005,189

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.50% (1% floor)	6.74%	$5,939,699	$5,926,444	$5,984,248
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor)	6.14%	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75% (1% floor)	5.99%	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor)	10.15%	3,000,000	2,970,428	3,006,570
Total Portfolio Investments						$160,746,402	$159,310,303	$160,260,951
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

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.2 million and $56.0 million, respectively, as of March 31, 2019 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of March 31, 2019 and September 30, 2018, the Subordinated Notes bore a weighted average interest rate of LIBOR plus 6.5% per annum. For the three and six months ended March 31, 2019, the Company earned interest income of $1.5 million and $3.0 million on its investment in the Subordinated Notes, respectively. For the three and six months ended March 31, 2018, the Company earned interest income of $1.5 million and $3.0 million, respectively, on its investment in the Subordinated Notes, of which $0.8 million and $1.1 million was PIK interest income, respectively. The Company did not earn any dividend income for the three and six months ended March 31, 2019 and 2018 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the OCSI Glick JV as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and 2018:

	March 31, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2019: $158,495,600; cost September 30, 2018: $159,310,303)	$156,748,280	$160,260,951
Cash and cash equivalents	4,425,891	2,055,935
Restricted cash	2,579,282	2,036,487
Due from portfolio companies	—	53,006
Other assets	3,781,333	1,781,502
Total assets	$167,534,786	$166,187,881

Senior credit facility payable	$93,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds March 31, 2019: $75,572,239; proceeds September 30, 2018: $75,874,536)	64,019,894	66,871,054
Other liabilities	9,632,953	5,034,888
Total liabilities	$167,534,786	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$167,534,786	$166,187,881

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Selected Statements of Operations Information:
Interest income	$3,129,608	$2,016,620	$6,209,464	$3,956,222
Fee income	—	30,838	—	63,640
Total investment income	3,129,608	2,047,458	6,209,464	4,019,862
Interest expense	2,968,983	2,609,984	5,881,728	5,346,106
Other expenses	70,245	95,113	113,357	133,259
Total expenses (1)	3,039,228	2,705,097	5,995,085	5,479,365
Net unrealized appreciation (depreciation)	(20,404)	665,300	(149,106)	2,109,407
Realized gain (loss)	(69,976)	(7,661)	(65,273)	(649,904)
Net income (loss)	$—	$—	$—	$—
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
During the three and six months ended March 31, 2019 and 2018, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the three and six months ended March 31, 2019, the Company recorded total fee income of $0.2 million and $0.2 million, respectively, all of which was nonrecurring in nature. For the three and six months ended March 31, 2018, the Company recorded total fee income of $0.7 million and $1.0 million, respectively, of which $0.1 million and $0.1 million, respectively, was recurring in nature. Recurring fee income primarily consists of servicing fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$13,695,427	$8,682,639	$494,736	$10,588,607
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.46	$0.29	$0.02	$0.36
Changes in Net Assets

The following table presents the changes in net assets for the three and six months ended March 31, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	29,466,768	$294,668	$370,751,389	$(75,300,637)	$295,745,420
Net investment income	—	—	—	4,863,537	4,863,537
Net unrealized appreciation (depreciation)	—	—	—	(19,760,624)	(19,760,624)
Net realized gains (losses)	—	—	—	1,696,396	1,696,396
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,888	69	54,042	—	54,111
Repurchases of common stock under dividend reinvestment program	(6,888)	(69)	(54,042)	—	(54,111)
Balance at December 31, 2018	29,466,768	$294,668	$370,751,389	$(93,068,677)	$277,977,380
Net investment income	—	$—	$—	$5,216,760	$5,216,760
Net unrealized appreciation (depreciation)	—	—	—	8,797,411	8,797,411
Net realized gains (losses)	—	—	—	(318,744)	(318,744)
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,187	62	50,481	—	50,543
Repurchases of common stock under dividend reinvestment program	(6,187)	(62)	(50,481)	—	(50,543)
Balance at March 31, 2019	29,466,768	$294,668	$370,751,389	$(83,940,599)	$287,105,458

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in net assets for the three and six months ended March 31, 2018:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2017	29,466,768	$294,668	$373,995,934	$(80,654,168)	$293,636,434
Net investment income	—	—	—	4,546,775	4,546,775
Net unrealized appreciation (depreciation)	—	—	—	1,741,899	1,741,899
Net realized gains (losses)	—	—	—	(4,382,706)	(4,382,706)
Distributions to stockholders	—	—	—	(5,598,686)	(5,598,686)
Issuance of common stock under dividend reinvestment plan	18,809	188	158,979	—	159,167
Repurchases of common stock under dividend reinvestment program	(18,809)	(188)	(158,979)	—	(159,167)
Balance at December 31, 2017	29,466,768	$294,668	$373,995,934	$(84,346,886)	$289,943,716
Net investment income	—	$—	$—	$4,589,347	$4,589,347
Net unrealized appreciation (depreciation)	—	—	—	3,120,035	3,120,035
Net realized gains (losses)	—	—	—	973,257	973,257
Distributions to stockholders	—	—	—	(4,125,347)	(4,125,347)
Issuance of common stock under dividend reinvestment plan	4,204	42	33,722	—	33,764
Repurchases of common stock under dividend reinvestment program	(4,204)	(42)	(33,722)	—	(33,764)
Balance at March 31, 2018	29,466,768	$294,668	$373,995,934	$(79,789,594)	$294,501,008

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
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
For income tax purposes, the Company estimates that its distributions for the 2019 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2019 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2019 and 2018:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
Quarterly	February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
Total for the six months ended March 31, 2019				$0.310	$9,030,044	13,075	$104,654

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Total for the six months ended March 31, 2018				$0.33	$9,531,102	23,013	$192,931
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2019 and 2018.
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
As of March 31, 2019 and September 30, 2018, the Company was able to borrow $180 million under the Citibank Facility.  As of March 31, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of March 31, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of March 31, 2019, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of March 31, 2019, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of March 31, 2019 and September 30, 2018, the Company had $134.2 million and $110.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.618% and 4.058% for the six months ended March 31, 2019 and 2018, respectively. For the three and six months ended March 31, 2019, the Company recorded interest expense of $1.7 million and $3.2 million respectively, related to the Citibank Facility. For the three and six months ended March 31, 2018, the Company recorded interest expense of $0.9 million and $1.8 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of March 31, 2019, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. As of March 31, 2019, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of March 31, 2019 and September 30, 2018, the Company had $9.0 million and $8.0 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.484% and 5.828% for the six months ended March 31, 2019 and 2018, respectively. For the three and six months ended March 31, 2019 and 2018, the Company recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank Facility. For the three and six months ended March 31, 2018, the Company recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deutsche Bank Facility
On September 24, 2018, OCSI Senior Funding Ltd., a wholly-owned subsidiary of the Company, entered into a loan financing and servicing agreement (as amended, the “Deutsche Bank Facility”) with the Company as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.
Under the Deutsche Bank Facility, as of March 31, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through June 24, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of three months from the termination of the revolving period, the occurrence of an event of default or completion of a securitization transaction.
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
As of March 31, 2019 and September 30, 2018, the Company had $164.5 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the six months ended March 31, 2019, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.538%. For the three and six months ended March 31, 2019, the Company recorded interest expense of $1.9 million and $3.5 million, respectively, related to the Deutsche Bank Facility.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Interest expense	$1,700,008	$3,267,780
Loan administration fees	21,188	39,429
Amortization of debt issuance costs	72,526	145,052
Total interest and other debt financing expenses	$1,793,722	$3,452,261
Cash paid for interest expense	$1,628,416	$3,195,165
Annualized average interest rate	3.779%	3.779%
Average outstanding balance	$180,000,000	$180,741,758

Note 7. Interest and Dividend Income
See Note 2 for a description of the Company's accounting treatment of investment income.

As of each of March 31, 2019 and September 30, 2018, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$611,335,087	99.87%	$591,894,420	100.00%	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	795,624	0.13	—	—	806,387	0.14	50,000	0.01
Total	$612,130,711	100.00%	$591,894,420	100.00%	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Net increase (decrease) in net assets resulting from operations	$13,695,427	$8,682,639	$494,736	$10,588,607
Net unrealized (appreciation) depreciation	(8,797,411)	(3,120,035)	10,963,213	(4,861,934)
Book/tax difference due to deferred loan fees	—	98,679	—	(198,447)
Book/tax difference due to interest income on certain loans	—	523,319	—	1,117,652
Book/tax difference due to capital losses not recognized / (recognized)	(269,552)	(973,257)	(2,122,252)	3,409,449
Other book/tax differences	187,583	—	187,583	(356,968)
Taxable/Distributable Income (1)	$4,816,047	$5,211,345	$9,523,280	$9,698,359

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.

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
During the three months ended March 31, 2019, the Company recorded an aggregate net realized losses of $0.3 million in connection with the exit of various investments. During the three months ended March 31, 2018, the Company recorded net realized gains of $1.0 million in connection with the exit of various investments.
During the six months ended March 31, 2019, the Company recorded net realized gains of $1.4 million in connection with the exit of various investments. During the six months ended March 31, 2018, the Company recorded net realized losses of $3.4 million in connection with the exit of various investments, including a $4.2 million realized loss in connection with the sale of the Company's first lien term loan investment in New Trident Holdcorp, Inc.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended March 31, 2019 and 2018, the Company recorded net unrealized appreciation of $8.8 million and $3.1 million, respectively. For the three months ended March 31, 2019, this consisted of $7.9 million of unrealized appreciation of debt investments, $0.1 million of unrealized appreciation of foreign currency forward contracts and $0.8 million of net reclassifications to realized losses (resulting in unrealized appreciation). For the three months ended March 31, 2018, this consisted of $2.3 million of net unrealized appreciation on debt investments, $0.3 million net of reclassifications to realized loss (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investment.
During the six months ended March 31, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $(11.0) million and $4.9 million, respectively. For the six months ended March 31, 2019, this consisted of $9.4 million of unrealized depreciation of debt investments and $1.6 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the six months ended March 31, 2018, this consisted of $3.6 million of net reclassifications to realized loss (resulting in unrealized appreciation), $0.7 million of net unrealized appreciation on equity investment and $0.6 million of net unrealized appreciation on debt investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of March 31, 2019 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.4 million and $1.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.
Investment Advisory Agreement
Effective October 17, 2017 and as of March 31, 2019, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three and six months ended March 31, 2019, the base management fee incurred under the Investment Advisory Agreement was $1.5 million and $2.9 million, respectively, which was payable to Oaktree. For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the base management fee incurred under the Investment Advisory Agreement was $1.4 million and $2.6 million, respectively, which was payable to Oaktree.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three and six months ended March 31, 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $1.0 million and $1.5 million, respectively. For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.2 million and $0.4 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee. As of March 31, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2019, the Company did not accrue a capital gains incentive fee.

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the three and six months ended March 31, 2019, the Company accrued $0.1 million and $0.5 million potentially subject to waiver, respectively. For the three and six months ended March 31, 2018, the Company accrued $0.2 million and $0.4 million potentially subject to waiver, respectively. As of March 31, 2019, the Company accrued $1.2 million of cumulative potential waiver, which was included in base management fee and incentive fee payable.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2019, the Company accrued administrative expenses of $0.3 million and $0.8 million, respectively, including $0.1 million and $0.1 million, respectively, of general and administrative expenses. For the three and six months ended March 31, 2018, the Company accrued administrative expenses of $0.3 million and $0.7 million, respectively, including $0.1 million and $0.2 million, respectively, of general and administrative expenses. Of the amount accrued for the six months ended March 31, 2018, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $0.6 million was due to Oaktree Administrator.
As of March 31, 2019 and September 30, 2018, $1.0 million and $1.7 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.
Note 12. Financial Highlights

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018 (1)
Net asset value at beginning of period	$9.43	$9.84	$10.04	$9.97
Net investment income (2)	0.18	0.16	0.34	0.31
Net unrealized appreciation (depreciation) (2)	0.30	0.10	(0.38)	0.16
Net realized gains (losses) (2)	(0.01)	0.03	0.05	(0.12)
Distributions to stockholders (2)	(0.16)	(0.14)	(0.31)	(0.33)
Net asset value at end of period	$9.74	$9.99	$9.74	$9.99
Per share market value at beginning of period	$7.75	$8.40	$8.65	$8.80
Per share market value at end of period	$8.10	$7.89	$8.10	$7.89
Total return (3)	6.50%	(4.43)%	(2.70)%	(6.73)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$277,977,380	$289,943,716	$295,745,420	$293,636,434
Net assets at end of period	$287,105,458	$294,501,008	$287,105,458	$294,501,088
Average net assets (4)	$283,810,200	$293,455,167	$286,080,329	$293,536,332
Ratio of net investment income to average net assets	7.45%	6.34%	7.07%	6.24%
Ratio of total expenses to average net assets	10.45%	8.58%	9.91%	8.55%
Ratio of net expenses to average net assets	10.38%	8.24%	9.58%	8.30%
Ratio of portfolio turnover to average investments at fair value	6.33%	13.82%	18.71%	36.35%
Weighted average outstanding debt (5)	$295,806,800	$261,501,244	$275,199,108	$265,438,119
Average debt per share (2)	$10.04	$8.87	$9.34	$9.01
Asset coverage ratio at end of period (6)	193.32%	213.24%	193.32%	213.24%

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average of loans payable for the period.
(6)	Based on outstanding senior securities of $307.7 million and $260.1 million as of March 31, 2019 and 2018, respectively.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of March 31, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,548,028	£4,951,250	4/8/2019	$93,702	$—	Derivative asset

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	$45,807	$—	Derivative asset

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2019 and September 30, 2018, off-balance sheet arrangements consisted of $22.0 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of March 31, 2019 and September 30, 2018 is shown in the table below:

	March 31, 2019	September 30, 2018
OCSI Glick JV LLC	$13,988,029	$13,998,029
MHE Intermediate Holdings, LLC	3,638,752	3,901,478
CircusTrix Holdings LLC	1,070,055	1,070,055
Mindbody, Inc.	952,381	—
Internet Pipeline, Inc.	800,000	800,000
Apptio, Inc.	692,308	—
GKD Index Partners, LLC	444,444	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	100,000	70,000
4 Over International, LLC	68,452	68,452
Asset International, Inc.	—	2,500,000
Total	$22,048,539	$22,813,243

Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three and six months ended March 31, 2019, except as discussed below.
Distribution Declaration
On May 3, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable on June 28, 2019 to stockholders of record on June 14, 2019.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Six months ended March 31, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2019	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021	9.01%		$66,125,709	$—	$2,958,208	$58,512,170	$—	$(2,494,767)	$56,017,403	19.5%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,125,709	$—	$2,958,208	$58,512,170	$—	$(2,494,767)	$56,017,403	19.5%

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
______________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2018.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

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
Oaktree intends to complete repositioning of our portfolio in order to (1) rotate out of a small number of investments that it views as challenged, (2) focus on increasing the size of our core private investments and (3) supplement the portfolio with broadly syndicated and select privately placed loans. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include primarily first lien floating rate senior secured financings. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by approximately $247 million, at fair value. Over time, Oaktree intends to rotate us out of the approximately $46 million of non-core investments at fair value that remain in our portfolio as of March 31, 2019. In addition, over time and under current market conditions, Oaktree generally expects to increase leverage to a debt to equity ratio of 1.20x to 1.60x following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018.
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
We believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
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
Brookfield Transaction
On March 13, 2019, OCG entered into an Agreement and Plan of Merger, or the Merger Agreement, with Brookfield Asset Management Inc., a corporation incorporated under the laws of the Province of Ontario, or Brookfield, Berlin Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Brookfield, or Merger Sub, Oslo Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Oaktree Capital Group Holdings, L.P., or SellerCo, and Oslo Holdings Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of OCG, or Seller MergerCo, pursuant to which, among other things and subject to the satisfaction of closing conditions contained in the Merger Agreement, (i) Merger Sub will merge with and into OCG with OCG continuing as the surviving entity and (ii) immediately following the Merger, SellerCo will merge with and into Seller

MergerCo, with Seller MergerCo continuing as the surviving entity.  Such transactions are collectively referred to as the “Brookfield Transaction.”  As a result of the Brookfield Transaction, Brookfield would indirectly own a majority economic interest in OCG’s business.  Upon consummation of the Brookfield Transaction, Brookfield and OCG will continue to operate their respective businesses independently, with each remaining under its current brand and led by its existing management and investment teams. As a result, our management team is expected to continue to operate in the same professional capacity for us following completion of the Brookfield Transaction.  The Brookfield Transaction is subject to various closing conditions, and there is no assurance the Brookfield Transaction will be completed.
If the Brookfield Transaction is consummated, Oaktree’s current management will maintain actual control of the management of Oaktree for an initial period of up to seven years following the closing of the Brookfield Transaction (or less if certain other conditions are triggered).  Following the conclusion of this initial period, Brookfield will have the right to assume control of Oaktree. Oaktree has informed our Board of Directors that it does not believe the consummation of the Brookfield Transaction would be deemed an ‘‘assignment’’ of the Investment Advisory Agreement under the Investment Company Act, although such a determination is inherently uncertain. In accordance with the Investment Company Act, however, the Investment Advisory Agreement automatically terminates upon its assignment. To prevent any potential disruption in Oaktree’s ability to provide services to us once an assignment is deemed to occur, whether as a result of the consummation of the Brookfield Transaction or as a result of Brookfield exercising actual control over Oaktree, we have filed a preliminary proxy statement and intend to convene a special meeting seeking stockholder approval of a new investment advisory agreement between us and Oaktree, which agreement was approved by our Board of Directors on May 3, 2019. All material terms will remain unchanged from the Investment Advisory Agreement in effect as of May 3, 2019. The consummation of the Brookfield Transaction is currently expected to occur in the third quarter of 2019 and is subject to customary closing conditions, including receipt of approval for the transaction from OCG’s stockholders, as well as the receipt of required regulatory approvals.
Asset Coverage Requirements
At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of us and our stockholders. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of March 31, 2019, we had $307.7 million in senior securities outstanding and our asset coverage ratio was 193.3%.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments as of March 31, 2019 and September 30, 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2019, 87.0% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of March 31, 2019 and September 30, 2018, approximately 97.0% and 95.2%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2019, there was one investment on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
Fee Income
Oaktree may provide financial advisory services to portfolio companies and in return we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.

PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and for purposes of computing the capital gains incentive fee payable by us to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain our status as a RIC, income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so.
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the OCSI Glick JV. As of March 31, 2019, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the six months ended March 31, 2019.
During the six months ended March 31, 2019, we originated $157.5 million of investment commitments in 21 new and 12 existing portfolio companies and funded $154.9 million of investments.
During the six months ended March 31, 2019, we received $112.0 million of proceeds from prepayments, exits, other paydowns and sales and exited 16 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2019	September 30, 2018
Cost:
Senior secured loans	88.17%	87.08%
OCSI Glick JV subordinated notes	10.68	11.59
OCSI Glick JV equity interests	1.15	1.24
Equity securities, excluding the OCSI Glick JV	—	0.09
Total	100.00%	100.00%

	March 31, 2019	September 30, 2018
Fair value:
Senior secured loans	90.50%	89.14%
OCSI Glick JV subordinated notes	9.46	10.51
OCSI Glick JV equity interests	—	—
Equity securities, excluding the OCSI Glick JV	0.04	0.35
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2019	September 30, 2018
Cost:
Multi-sector holdings (1)	11.83%	12.84%
Application software	8.81	5.21
Aerospace & defense	5.33	5.45
Internet services & infrastructure	5.24	3.13
Diversified support services	4.60	3.99
Advertising	3.95	4.33
Systems software	3.48	2.49
Integrated telecommunication services	3.12	3.29
Healthcare services	2.89	2.71
Pharmaceuticals	2.59	2.51
Specialized finance	2.52	2.84
Commercial printing	2.51	2.04
Oil & gas exploration & production	2.38	5.14
Healthcare distributors	2.06	—
Interactive media & services	1.93	—
Oil & gas refining & marketing	1.92	—
Oil & gas drilling	1.87	—
Personal products	1.83	2.02
Healthcare technology	1.77	1.56
Computer & electronics retail	1.75	1.90
Publishing	1.67	1.81
Research & consulting services	1.60	3.35
Communications equipment	1.58	2.41
IT consulting & other services	1.57	1.71
Industrial machinery	1.55	2.37
Data processing & outsourced services	1.50	0.95
Trading companies & distributors	1.45	1.41
Healthcare equipment	1.44	—
Metal & glass containers	1.44	1.56
Leisure facilities	1.41	1.53
Specialized REITs	1.40	1.51
Human resource & employment services	1.32	1.67
Movies & entertainment	1.26	1.37
Alternative carriers	1.16	1.26
Household appliances	1.11	1.21
Electrical components & equipment	1.03	2.03
Auto parts & equipment	0.93	1.01
Household products	0.81	0.88
Commodity chemicals	0.80	1.73
Specialty chemicals	0.76	0.83
Environmental & facilities services	0.68	2.16
Specialty stores	0.61	0.68
General merchandise stores	0.25	0.33
Oil & gas equipment & services	0.20	1.53
Oil & gas storage & transportation	0.09	0.84
Hypermarkets & super centers	—	0.49
Investment banking & brokerage	—	0.96
Specialized consumer services	—	0.96
	100.00%	100.00%

	March 31, 2019	September 30, 2018
Fair value:
Multi-sector holdings (1)	9.46%	10.49%
Application software	9.08	5.53
Aerospace & defense	5.51	5.64
Internet services & infrastructure	5.44	3.23
Diversified support services	4.80	4.17
Advertising	3.66	4.05
Systems software	3.64	2.61
Integrated telecommunication services	3.23	3.37
Healthcare services	2.90	2.70
Commercial printing	2.61	2.13
Pharmaceuticals	2.60	2.42
Specialized finance	2.59	2.90
Oil & gas exploration & production	2.44	5.30
Healthcare distributors	2.16	—
Oil & gas refining & marketing	2.02	—
Interactive media & services	2.01	—
Oil & gas drilling	1.99	—
Personal products	1.93	2.10
Healthcare technology	1.85	1.63
Computer & electronics retail	1.84	1.97
Publishing	1.77	1.91
Research & consulting services	1.71	3.53
Communications equipment	1.66	2.52
Industrial machinery	1.60	2.43
Data processing & outsourced services	1.58	1.00
Healthcare equipment	1.52	—
Metal & glass containers	1.51	1.63
Trading companies & distributors	1.50	1.45
Leisure facilities	1.48	1.58
Specialized REITs	1.47	1.54
Human resource & employment services	1.37	1.74
Movies & entertainment	1.31	1.42
IT consulting & other services	1.29	1.44
Alternative carriers	1.20	1.30
Electrical components & equipment	1.09	2.17
Household appliances	1.09	1.25
Auto parts & equipment	0.94	1.05
Commodity chemicals	0.84	1.81
Household products	0.79	0.90
Specialty chemicals	0.70	0.81
Environmental & facilities services	0.64	2.25
Specialty stores	0.64	0.71
General merchandise stores	0.23	0.35
Oil & gas equipment & services	0.21	1.63
Oil & gas storage & transportation	0.10	0.88
Hypermarkets & super centers	—	0.51
Specialized consumer services	—	0.96
Investment banking & brokerage	—	0.99
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the OCSI Glick JV.

Loans and Debt Securities on Non-Accrual Status
As of each of March 31, 2019 and September 30, 2018, there was one investment on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$611,335,087	99.87%	$591,894,420	100.00%	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	795,624	0.13	—	—	806,387	0.14	50,000	0.01
Total	$612,130,711	100.00%	$591,894,420	100.00%	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of March 31, 2019 and September 30, 2018, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 34 and 31 portfolio companies as of March 31, 2019 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, which, as of March 31, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month London Interbank Offered Rate, or LIBOR, plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $93.9 million and $94.3 million of borrowings were outstanding as of March 31, 2019 and September 30, 2018, respectively.
As of March 31, 2019 and September 30, 2018, the OCSI Glick JV had total assets of $167.5 million and $166.2 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $56.0 million and $58.5 million in the aggregate at fair value as of March 31, 2019 and September 30, 2018, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of March 31, 2019 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of March 31, 2019 and September 30, 2018, of which $73.5 million was from us. As of each of March 31, 2019 and September 30, 2018, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of March 31, 2019 and September 30, 2018, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Senior secured loans (1)	$159,825,500	$160,746,402
Weighted average current interest rate on senior secured loans (2)	7.53%	7.30%
Number of borrowers in the OCSI Glick JV	34	31
Largest loan exposure to a single borrower (1)	$7,462,500	$7,960,000
Total of five largest loan exposures to borrowers (1)	$35,252,500	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of March 31, 2019

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Accudyne Industries, LLC (5)	Industrial machinery	First Lien Term Loan	8/18/2024	LIBOR+3.00%	5.50%	$3,000,000	$2,956,072	$3,000,270
AI Ladder (Luxembourg) Subco S.a.r.l. (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.10%	2,742,632	2,668,390	2,699,792
Air Newco LP	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	7.24%	7,462,500	7,443,844	7,462,500
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	8.10%	6,965,000	6,895,350	6,950,478
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.48%	2,992,500	2,922,741	2,876,541
Alvogen Pharma US, Inc. (5)	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75%	7.25%	6,737,500	6,737,500	6,574,654
Ancile Solutions, Inc. (4)(5)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7.00%	9.60%	3,649,426	3,624,402	3,618,588
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.50%	8.00%	2,992,500	2,962,575	2,973,797
Brazos Delaware II, LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.49%	4,962,500	4,940,710	4,724,300
California Pizza Kitchen, Inc. (5)	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6.00%	8.50%	4,875,000	4,863,258	4,722,681
CITGO Petroleum Corp. (4)(5)	Oil & gas refining & marketing	First Lien Term Loan	3/22/2024	LIBOR+5.00%	7.60%	4,000,000	3,960,000	4,000,000
CM Delaware LLC (5)	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25%	7.75%	2,042,905	2,042,028	1,991,833
Covia Holdings Corporation (5)	Oil & gas equipment & services	First Lien Term Loan	6/1/2025	LIBOR+3.75%	6.16%	6,947,500	6,947,500	5,956,404
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	10.00%	5,000,000	4,977,714	4,937,500
Falmouth Group Holdings Corp. (5)	Specialty chemicals	First Lien Term Loan	12/14/2021	LIBOR+6.75%	9.25%	4,120,930	4,087,692	4,093,188
Frontier Communications Corporation (4)(5)	Integrated telecommunications services	First Lien Term Loan	6/15/2024	LIBOR+3.75%	6.25%	1,496,193	1,458,040	1,464,399
Gigamon, Inc. (5)	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.25%	6.85%	5,925,000	5,876,141	5,850,938
Indivior Finance S.a.r.l (4)(5)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.50%	7.25%	4,378,441	4,362,015	4,301,818
Integro Parent, Inc. (5)	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75%	8.35%	4,838,924	4,755,963	4,844,972
Intelsat Jackson Holdings S.A. (5)	Alternative Carriers	First Lien Term Loan	11/27/2023	LIBOR+3.75%	6.24%	5,000,000	4,931,836	4,932,800
McDermott Technology (Americas), Inc. (4)(5)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00%	7.50%	5,925,038	5,820,613	5,692,747

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
MHE Intermediate Holdings, LLC (4)(5)	Diversified support services	First Lien Term Loan	3/8/2024	LIBOR+5.00%	7.60%	$4,165,000	$4,104,424	$4,081,708
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5.00%	7.60%	841,402	831,044	824,576
Total MHE Intermediate Holdings, LLC						5,006,402	4,935,468	4,906,284
Morphe LLC (4)(5)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00%	8.50%	3,325,000	3,298,819	3,325,000
Northern Star Industries Inc. (5)	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75%	7.35%	5,445,000	5,421,617	5,417,775
Novetta Solutions, LLC (5)	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00%	7.50%	5,899,117	5,851,423	5,792,195
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.00%	6.60%	6,930,000	6,922,575	6,930,000
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan	5/8/2025	LIBOR+5.25%	7.75%	6,947,500	6,764,595	6,912,763
RSC Acquisition, Inc. (5)	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25%	6.85%	3,869,714	3,853,436	3,865,670
SHO Holding I Corporation (5)	Footwear	First Lien Term Loan	10/27/2022	LIBOR+5.00%	7.74%	6,288,750	6,255,590	5,911,425
Signify Health, LLC (4)(5)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50%	7.10%	5,940,000	5,890,330	5,940,000
Tribe Buyer LLC (4)(5)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.50%	7.00%	3,164,553	3,158,145	3,069,616
Triple Royalty Sub LLC	Pharmaceuticals	Fixed Rate Bond	4/15/2033	9.00%		3,000,000	3,000,000	3,052,500
Verra Mobility, Corp. (4)(5)	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75%	6.25%	4,954,975	4,936,840	4,967,362
WP CPP Holdings, LLC (4)(5)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75%	10.51%	3,000,000	2,972,378	2,987,490
Total Portfolio Investments						$159,825,500	$158,495,600	$156,748,280

__________
(1) Represents the current interest rate as of March 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.50%, 60-day LIBOR at 2.56% the 90-day LIBOR at 2.60% and the 180-day LIBOR at 2.65%.
(3) Represents the current determination of fair value as of March 31, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of March 31, 2019.
(5) Loan includes interest rate floor, which is generally 1.00%.

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(2)	Cash Interest Rate (1)	Principal	Cost	Fair Value (3)
Air Newco LLC	IT consulting & other services	First Lien Term Loan	5/31/2024	LIBOR+4.75%	7.03%	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l (4)	Electrical components & equipment	First Lien Term Loan	7/9/2025	LIBOR+4.50%	7.02%	5,000,000	4,853,898	5,029,700
AL Midcoast Holdings LLC (4)	Oil & gas storage & transportation	First Lien Term Loan	8/1/2025	LIBOR+5.50%	7.84%	7,000,000	6,930,000	7,028,455
Altice France S.A.	Integrated telecommunication services	First Lien Term Loan	8/14/2026	LIBOR+4.00%	6.16%	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	Pharmaceuticals	First Lien Term Loan	4/1/2022	LIBOR+4.75% (1% floor)	6.99%	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc. (4)	Application software	First Lien Term Loan	6/30/2021	LIBOR+7.00% (1% floor)	9.39%	3,750,800	3,719,206	3,728,294
Aptos, Inc. (4)	Computer & electronics retail	First Lien Term Loan	7/23/2025	LIBOR+5.50%	7.74%	3,000,000	2,970,000	2,996,250
Asset International, Inc. (4)	Research & Consulting Services	First Lien Term Loan	12/30/2024	LIBOR+4.50% (1% floor)	6.89%	3,970,000	3,899,167	3,952,818
Bison Midstream Holdings LLC	Oil & gas equipment & services	First Lien Term Loan	5/21/2025	LIBOR+4.00%	6.17%	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	Restaurants	First Lien Term Loan	8/23/2022	LIBOR+6.00% (1% floor)	8.39%	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC (4)	Healthcare services	First Lien Term Loan	12/23/2024	LIBOR+4.50% (1% floor)	6.89%	5,970,000	5,915,738	5,992,388
CM Delaware LLC	Interactive media & services	First Lien Term Loan	3/18/2021	LIBOR+5.25% (1% floor)	7.64%	2,053,658	2,052,561	2,002,316
Eton (4)	Research & consulting services	Second Lien Term Loan	5/1/2026	LIBOR+7.50%	9.74%	5,000,000	4,976,145	5,025,000
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien Term Loan	12/13/2021	LIBOR+6.75% (1% floor)	8.99%	4,330,233	4,295,307	4,330,288
Gigamon, Inc.	Systems software	First Lien Term Loan	12/27/2024	LIBOR+4.50% (1% floor)	6.89%	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	Metal & glass containers	First Lien Term Loan	9/11/2023	LIBOR+3.75%	6.09%	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l (4)	Pharmaceuticals	First Lien Term Loan	12/19/2022	LIBOR+4.50% (1% floor)	6.85%	4,732,907	4,712,773	4,718,117
Integro Parent, Inc.	Insurance brokers	First Lien Term Loan	10/31/2022	LIBOR+5.75% (1% floor)	8.07%	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas), Inc. (4)	Oil & gas equipment & services	First Lien Term Loan	5/12/2025	LIBOR+5.00% (1% floor)	7.24%	7,960,000	7,808,276	8,077,728
MHE Intermediate Holdings, LLC (4)	Diversified support services	First Lien Term Loan	3/8/2024	LIBOR+5.00% (1% floor)	7.39%	4,186,250	4,119,789	4,147,707
	Diversified support services	Delayed Draw Term Loan	3/8/2024	LIBOR+5.00% (1% floor)	7.39%	845,676	835,253	837,883
Total MHE Intermediate Holdings, LLC						5,031,926	4,955,042	4,985,590
Morphe LLC (4)	Personal products	First Lien Term Loan	2/10/2023	LIBOR+6.00% (1% floor)	8.40%	3,412,500	3,382,166	3,412,500
Northern Star Industries Inc.	Electrical components & equipment	First Lien Term Loan	3/31/2025	LIBOR+4.75% (1% floor)	7.08%	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	Application software	First Lien Term Loan	10/17/2022	LIBOR+5.00% (1% floor)	7.25%	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC (4)	Commodity chemicals	First Lien Term Loan	3/13/2025	LIBOR+4.25% (1% floor)	6.39%	6,965,000	6,956,910	7,078,288
R1 RCM Inc. (4)	Healthcare services	First Lien Term Loan	5/8/2025	LIBOR+5.25%	7.65%	7,000,000	6,800,665	7,017,500
RSC Acquisition, Inc.	Trading companies & distributors	First Lien Term Loan	11/30/2022	LIBOR+4.25% (1% floor)	6.71%	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	Footwear	First Lien Term Loan	11/18/2022	LIBOR+5.00% (1% floor)	7.34%	6,321,250	6,283,276	6,005,189
Tribe Buyer LLC (4)	Human resources & employment services	First Lien Term Loan	2/16/2024	LIBOR+4.50% (1% floor)	6.74%	5,939,699	5,926,444	5,984,248
Unimin Corp.	Oil & gas equipment & services	First Lien Term Loan	5/17/2025	LIBOR+3.75% (1% floor)	6.14%	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	Data processing & outsourced services	First Lien Term Loan	2/28/2025	LIBOR+3.75% (1% floor)	5.99%	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC (4)	Aerospace & defense	Second Lien Term Loan	4/30/2026	LIBOR+7.75% (1% floor)	10.15%	3,000,000	2,970,428	3,006,570
Total Portfolio Investments						$160,746,402	$159,310,303	$160,260,951
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

The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.2 million and $56.0 million, respectively, as of March 31, 2019 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of March 31, 2019 and September 30, 2018, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. For the three and six months ended March 31, 2019, we earned interest income of $1.5 million and $3.0 million on our investment in the Subordinated Notes, respectively. For the three and six months ended March 31, 2018, we earned interest income of $1.5 million and $3.0 million, respectively, on our investment in the Subordinated Notes, of which $0.8 million and $1.1 million was PIK interest income, respectively. We did not earn any dividend income for the three and six months ended March 31, 2019 and 2018 with respect to our investment in the LLC equity interests of the OCSI Glick JV.
Below is certain summarized financial information for the OCSI Glick JV as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and 2018:

	March 31, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2019: $158,495,600; cost September 30, 2018: $159,310,303)	$156,748,280	$160,260,951
Cash and cash equivalents	4,425,891	2,055,935
Restricted cash	2,579,282	2,036,487
Due from portfolio companies	—	53,006
Other assets	3,781,333	1,781,502
Total assets	$167,534,786	$166,187,881

Senior credit facility payable	$93,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds March 31, 2019: $75,572,239; proceeds September 30, 2018: $75,874,536)	64,019,894	66,871,054
Other liabilities	9,632,953	5,034,888
Total liabilities	$167,534,786	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$167,534,786	$166,187,881

	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018
Selected Statements of Operations Information:
Interest income	$3,129,608	$2,016,620	$6,209,464	$3,956,222
Fee income	—	30,838	—	63,640
Total investment income	3,129,608	2,047,458	6,209,464	4,019,862
Interest expense	2,968,983	2,609,984	5,881,728	5,346,106
Other expenses	70,245	95,113	113,357	133,259
Total expenses (1)	3,039,228	2,705,097	5,995,085	5,479,365
Net unrealized appreciation (depreciation)	(20,404)	665,300	(149,106)	2,109,407
Realized gain (loss)	(69,976)	(7,661)	(65,273)	(649,904)
Net income (loss)	$—	$—	$—	$—
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
During the three and six months ended March 31, 2019 and 2018, we did not sell any debt investments to the OCSI Glick JV.
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
Comparison of Three and Six Months Ended March 31, 2019 and March 31, 2018
Total Investment Income
Total investment income includes interest on our investments and fee income.
Total investment income for the three months ended March 31, 2019 and March 31, 2018 was $12.5 million and $10.6 million, respectively. For the three months ended March 31, 2019, this amount consisted of $12.3 million of interest income from portfolio investments and $0.2 million of fee income. For the three months ended March 31, 2018, this amount primarily consisted of $9.9 million of interest income from portfolio investments (which included $0.8 million of PIK interest) and $0.7 million of fee income. The increase of $1.9 million in our total investment income for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was due primarily to a $2.4 million increase in interest income, which was attributable to higher leverage and a higher average yield on our debt investments, partially offset by a $0.5 million decrease in fee income, which was attributable to lower structuring and prepayment fees earned.
Total investment income for the six months ended March 31, 2019 and March 31, 2018 was $23.7 million and $21.3 million, respectively. For the six months ended March 31, 2019, this amount consisted of $23.5 million of interest income from portfolio investments and $0.2 million of fee income. For the six months ended March 31, 2018, this amount primarily consisted of $20.2 million of interest income from portfolio investments (which included $1.1 million of PIK interest) and $1.0 million of fee income. The increase of $2.5 million in our total investment income for the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, was due primarily to a $3.3 million increase in interest income, which was attributable to higher leverage and a higher yield on our debt investments, partially offset by a $0.8 million decrease in fee income, which was attributable to lower structuring and prepayment fees earned.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2019 and March 31, 2018 were $7.3 million and $6.0 million, respectively. The increase of $1.3 million in our net expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a $0.9 million increase in interest expense, which was attributable to increases in LIBOR and leverage, and a $0.8 million increase in Part I incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income, partially offset by a $0.4 million decrease in professional fees.
Net expenses (expenses net of fee waivers) for the six months ended March 31, 2019 and March 31, 2018 were $13.7 million and $12.1 million, respectively. The increase of $1.5 million in our net expenses for the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, was primarily due to a $1.3 million increase in interest expense, which was attributable to increases in LIBOR and leverage, and a $1.1 million increase in Part I incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income, partially offset by a $0.9 million decrease in professional fees.
Net Investment Income
As a result of the $1.9 million increase in total investment income and the $1.3 million increase in net expenses, net investment income for the three months ended March 31, 2019 increased by approximately $0.6 million, as compared to the three months ended March 31, 2018.

As a result of the $2.5 million increase in total investment income and the $1.5 million increase in net expenses, net investment income for the six months ended March 31, 2019 increased by approximately $0.9 million, as compared to the six months ended March 31, 2018.
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
During the three months ended March 31, 2019, we recorded net realized losses of $0.3 million in connection with the exit of various investments. During the three months ended March 31, 2018, we recorded net realized gains of $1.0 million in connection with the exit of various investments.
During the six months ended March 31, 2019, we recorded net realized gains of $1.4 million, in connection with the exit of various investments. During the six months ended March 31, 2018, we recorded net realized losses of $3.4 million in connection with the exit of various investments, including a $4.2 million realized loss in connection with the sale of our first lien term loan investment in New Trident Holdcorp, Inc.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments, secured borrowings and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2019 and 2018, we recorded net unrealized appreciation of $8.8 million and $3.1 million, respectively. For the three months ended March 31, 2019, this consisted of $7.9 million of unrealized appreciation of debt investments, $0.1 million of unrealized appreciation of foreign currency forward contracts and $0.8 million of net reclassifications to realized losses (resulting in unrealized appreciation). For the three months ended March 31, 2018, this consisted of $2.3 million of net unrealized appreciation on debt investments, $0.3 million net of reclassifications to realized loss (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investment.
During the six months ended March 31, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $(11.0) million and $4.9 million, respectively. For the six months ended March 31, 2019, this consisted of $9.4 million of unrealized depreciation of debt investments and $1.6 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the six months ended March 31, 2018, this consisted of $3.6 million of net reclassifications to realized loss (resulting in unrealized appreciation), $0.7 million of net unrealized appreciation on equity investment and $0.6 million of net unrealized appreciation on debt investments.
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
For the six months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $4.6 million. During that period, $28.1 million of cash was used by operating activities, primarily consisting of cash used to fund $155.8 million of investments and net revolvers, partially offset by $112.1 million of principal payments and proceeds from the sale of investments, a decrease in net receivables from unsettled transactions of $5.6 million and the cash activities related to $10.1 million of net investment income. During the same period, cash provided by financing activities was $23.5 million, primarily consisting of $32.6 million of net borrowings under our credit facilities and partially offset by $9.0 million of cash distributions paid to our stockholders.
For the six months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $11.4 million. During that period, $2.5 million of cash was provided by operating activities, primarily consisting of $273.9 million of principal payments and proceeds from the sale of investments and cash activities related to $9.1 million of net investment income, partially offset by cash used to fund $252.6 million of investments and net revolvers. During the same period, cash used by financing activities was $13.9 million, primarily consisting of $2.9 million of net repayments under our credit facilities and $9.5 million of cash distributions paid to our stockholders and $1.3 million of deferred financing costs paid.
As of March 31, 2019, we had $11.8 million of cash and cash equivalents (including $9.0 million of restricted cash), portfolio investments (at fair value) of $592.1 million, $2.9 million of interest, dividends and fees receivable, $9.4 million of net payables from unsettled transactions, $307.7 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $22.0 million. Pursuant to the terms of the Citibank Facility (as defined below), we are restricted in terms of access to $3.6 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of March 31, 2019, $4.6 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility (as defined below). As of March 31, 2019, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility (as defined below).
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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2017:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Quarterly	August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
Quarterly	February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
Citibank Facility
As of March 31, 2019 and September 30, 2018, we were able to borrow $180 million under a revolving credit facility with us, as collateral manager, OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and Wells Fargo Bank, N.A., as collateral agent, or the Citibank Facility. As of March 31, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.

As of March 31, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years. In addition, through the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of March 31, 2019, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of March 31, 2019 and September 30, 2018, we had $134.2 million and $110.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.618% and 4.058% for the six months ended March 31, 2019 and 2018, respectively. For the three and six months ended March 31, 2019, we recorded interest expense of $1.7 million and $3.2 million respectively, related to the Citibank Facility. For the three and six months ended March 31, 2018, the Company recorded interest expense of $0.9 million and $1.8 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of March 31, 2019, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate, in each case with a 3.5% floor. The East West Bank Facility matures on January 6, 2021. As of March 31, 2019, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of March 31, 2019 and September 30, 2018, we had $9.0 million and $8.0 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.484% and 5.828% for the six months ended March 31, 2019 and 2018, respectively. For the three and six months ended March 31, 2019, we recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank Facility. For the three and six months ended March 31, 2018, we recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility.
Deutsche Bank Facility
On September 24, 2018, OCSI Senior Funding Ltd., our wholly-owned subsidiary, entered into a loan financing and servicing agreement, or, as amended, the Deutsche Bank Facility, with us as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian.
Under the Deutsche Bank Facility, as of March 31, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through June 24, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of three months from the termination of the revolving period, the occurrence of an event of default or completion of a securitization transaction.
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
As of March 31, 2019 and September 30, 2018, we had $164.5 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the six months ended March 31, 2019, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.538%. For the three and six months ended March 31, 2019, and we recorded interest expense of $1.9 million and $3.5 million, respectively, related to the Deutsche Bank Facility.
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
For the three and six months ended March 31, 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Interest expense	$1,700,008	$3,267,780
Loan administration fees	21,188	39,429
Amortization of debt issuance costs	72,526	145,052
Total interest and other debt financing expenses	$1,793,722	$3,452,261
Cash paid for interest expense	$1,628,416	$3,195,165
Annualized average interest rate	3.779%	3.779%
Average outstanding balance	$180,000,000	$180,741,758
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2019 and September 30, 2018, our only off-balance sheet arrangements consisted of $22.0 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of March 31, 2019 and September 30, 2018 is shown in the table below:

	March 31, 2019	September 30, 2018
OCSI Glick JV LLC	$13,988,029	$13,998,029
MHE Intermediate Holdings, LLC	3,638,752	3,901,478
CircusTrix Holdings LLC	1,070,055	1,070,055
Mindbody, Inc.	952,381	—
Internet Pipeline, Inc.	800,000	800,000
Apptio, Inc.	692,308	—
GKD Index Partners, LLC	444,444	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	100,000	70,000
4 Over International, LLC	68,452	68,452
Asset International, Inc.	—	2,500,000
Total	$22,048,539	$22,813,243

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of March 31, 2019	Weighted average debt outstanding for the six months ended March 31, 2019	Maximum debt outstanding for the six months ended March 31, 2019
Citibank Facility	$110,056,800	$134,156,800	$120,616,690	$139,156,800
Deutsche Bank Facility	157,000,000	164,500,000	147,587,912	164,500,000
East West Bank Facility	8,000,000	9,000,000	6,994,506	12,000,000
Total debt	$275,056,800	$307,656,800	$275,199,108

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of March 31, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank Facility	$134,156,800	$—	$—	$134,156,800	$—
Interest due on Citibank Facility	25,862,653	6,012,655	12,025,310	7,824,688	—
Deutsche Bank Facility	164,500,000	164,500,000	—	—	—
Interest due on Deutsche Bank Facility	3,739,125	3,739,125	—	—	—
East West Bank Facility	9,000,000	—	9,000,000	—	—
Interest due on East West Bank Facility	853,508	481,500	372,008	—	—
Total	$338,112,086	$174,733,280	$21,397,318	$141,981,488	$—
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
Recent Developments
Distribution Declaration
On May 3, 2019, our Board of Directors declared a quarterly distribution of $0.155 per share, payable on June 28, 2019 to stockholders of record on June 14, 2019.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates.
As of March 31, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 1.25%.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$18,473,830	$(9,229,704)	$9,244,126
200	12,315,886	(6,153,136)	6,162,750
100	6,157,943	(3,076,568)	3,081,375

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(6,157,943)	$3,076,568	$(3,081,375)
200 (1)	(10,360,063)	6,153,136	(4,206,927)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$10,394,368	$—	$13,812,673	$—
Prime rate	13,369,203	—	5,520,146	—
LIBOR:
30 day	413,767,207	9,000,000	317,598,350	8,000,000
60 day	—	—	—	—
90 day	183,142,664	298,656,800	220,128,521	267,056,800
180 day	—	—	23,403,305	—
360 day	—	—	3,345,594	—
UK LIBOR:
30 day	6,515,250	—	—	—
Fixed rate	—	—	—	—
Total	$627,188,692	$307,656,800	$583,808,589	$275,056,800

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1*
Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of March 13, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender.

10.2*	Third Amendment to Loan and Security Agreement by and between East West Bank and the Registrant, dated as of March 29, 2019.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Edgar Lee
Edgar Lee
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: May 7, 2019