Form 10-Q
period 2019-06-30
Oaktree Strategic Income Corp
filed 2019-08-07
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of August 5, 2019.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2019 (unaudited)	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost June 30, 2019: $73,210,028; cost September 30, 2018: $73,501,970)	$55,634,655	$58,512,170
Non-control/Non-affiliate investments (cost June 30, 2019: $544,954,488; cost September 30, 2018: $499,423,794)	532,947,434	498,329,658
Total investments at fair value (cost June 30, 2019: $618,164,516; cost September 30, 2018: $572,925,764)	588,582,089	556,841,828
Cash and cash equivalents	4,070,731	10,439,023
Restricted cash	9,929,895	5,992,764
Interest, dividends and fees receivable	2,985,869	3,139,334
Due from portfolio companies	45,327	167,946
Receivables from unsettled transactions	5,180,121	5,143,533
Deferred financing costs	2,172,147	2,469,675
Derivative asset at fair value	—	45,807
Other assets	844,178	891,960
Total assets	$613,810,357	$585,131,870
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,215,840	$649,781
Base management fee and incentive fee payable	1,798,217	1,915,682
Due to affiliate	1,592,125	1,700,952
Interest payable	2,978,785	1,130,735
Payables from unsettled transactions	11,934,950	8,932,500
Derivative liability at fair value	12,632	—
Credit facilities payable	308,256,800	275,056,800
Total liabilities	327,789,349	289,386,450
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of June 30, 2019 and September 30, 2018	294,668	294,668
Additional paid-in-capital	370,751,389	370,751,389
Accumulated overdistributed earnings	(85,025,049)	(75,300,637)
Total net assets (equivalent to $9.71 and $10.04 per common share as of June 30, 2019 and September 30, 2018, respectively) (Note 12)	286,021,008	295,745,420
Total liabilities and net assets	$613,810,357	$585,131,870
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Interest income:
Control investments	$1,486,149	$1,074,611	$4,444,357	$3,041,858
Non-control/Non-affiliate investments	11,984,332	9,642,088	32,404,578	26,696,591
Interest on cash and cash equivalents	51,123	74,887	170,250	208,861
Total interest income	13,521,604	10,791,586	37,019,185	29,947,310
PIK interest income:
Control investments	—	562,883	—	1,632,596
Non-control/Non-affiliate investments	2,838	7,669	16,587	18,425
Total PIK interest income	2,838	570,552	16,587	1,651,021
Fee income:
Affiliate investments	—	14,822	—	14,822
Non-control/Non-affiliate investments	284,081	283,864	513,522	1,333,172
Total fee income	284,081	298,686	513,522	1,347,994
Total investment income	13,808,523	11,660,824	37,549,294	32,946,325
Expenses:
Base management fee	1,497,711	1,414,815	4,363,871	4,220,445
Part I incentive fee	1,294,691	1,002,145	3,245,213	1,742,251
Professional fees	397,365	618,423	1,231,578	2,383,716
Directors fees	105,000	114,093	315,278	374,093
Interest expense	3,860,478	3,235,080	10,854,962	8,897,722
Administrator expense	224,328	326,998	890,228	888,613
General and administrative expenses	325,656	225,132	941,220	936,910
Total expenses	7,705,229	6,936,686	21,842,350	19,443,750
Fees waived	184,907	(347,760)	(291,740)	(705,445)
Net expenses	7,890,136	6,588,926	21,550,610	18,738,305
Net investment income	5,918,387	5,071,898	15,998,684	14,208,020
Unrealized appreciation (depreciation):
Control investments	(355,315)	(750,211)	(2,585,573)	(1,531,317)
Affiliate investments	—	16,333,131	—	16,543,140
Non-control/Non-affiliate investments	(2,132,068)	5,630,684	(10,912,918)	11,063,715
Foreign currency forward contract	(106,334)	—	(58,439)	—
Net unrealized appreciation (depreciation)	(2,593,717)	21,213,604	(13,556,930)	26,075,538
Realized gains (losses):
Affiliate investments	—	(15,914,944)	—	(15,914,916)
Non-control/Non-affiliate investments	(125,517)	(8,645,426)	1,244,015	(12,054,903)
Foreign currency forward contract	283,747	—	291,867	—
Net realized gains (losses)	158,230	(24,560,370)	1,535,882	(27,969,819)
Net realized and unrealized gains (losses)	(2,435,487)	(3,346,766)	(12,021,048)	(1,894,281)
Net increase (decrease) in net assets resulting from operations	$3,482,900	$1,725,132	$3,977,636	$12,313,739
Net investment income per common share — basic and diluted	$0.20	$0.17	$0.54	$0.48
Earnings (loss) per common share — basic and diluted (Note 5)	$0.12	$0.06	$0.13	$0.42
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Operations:
Net investment income	$5,918,387	$5,071,898	$15,998,684	$14,208,020
Net unrealized appreciation (depreciation)	(2,593,717)	21,213,604	(13,556,930)	26,075,538
Net realized gains (losses)	158,230	(24,560,370)	1,535,882	(27,969,819)
Net increase (decrease) in net assets resulting from operations	3,482,900	1,725,132	3,977,636	12,313,739
Stockholder transactions:
Distributions to stockholders	(4,567,350)	(4,272,681)	(13,702,048)	(13,996,714)
Net increase (decrease) in net assets from stockholder transactions	(4,567,350)	(4,272,681)	(13,702,048)	(13,996,714)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	53,088	40,134	157,742	233,065
Repurchases of common stock under dividend reinvestment plan	(53,088)	(40,134)	(157,742)	(233,065)
Net change in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	(1,084,450)	(2,547,549)	(9,724,412)	(1,682,975)
Net assets at beginning of period	287,105,458	294,501,008	295,745,420	293,636,434
Net assets at end of period	$286,021,008	$291,953,459	$286,021,008	$291,953,459
Net asset value per common share	$9.71	$9.91	$9.71	$9.91
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$3,977,636	$12,313,739
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation	13,556,930	(26,075,538)
Net realized (gains) losses	(1,535,882)	27,969,819
PIK interest income	(16,587)	(1,651,021)
Deferred fee income	—	182,004
Accretion of original issue discount on investments	(1,933,124)	(1,545,398)
Amortization of deferred financing costs	422,614	594,692
Purchases of investments	(198,538,828)	(371,844,651)
Proceeds from the sales and repayments of investments	156,786,130	362,607,262
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	153,465	335,707
(Increase) decrease in due from portfolio companies	122,619	277,309
(Increase) decrease in receivables from unsettled transactions	(36,588)	(4,115,469)
(Increase) decrease in other assets	47,782	(783,540)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	450,973	384,968
Increase (decrease) in base management fee and incentive fee payable	(117,465)	(524,897)
Increase (decrease) in due to affiliate	(108,827)	2,040,933
Increase (decrease) in interest payable	1,848,050	513,908
Increase (decrease) in payables from unsettled transactions	3,002,450	(1,662,795)
Increase (decrease) in director fees payable	—	(98,008)
Net cash provided by (used in) operating activities	(21,918,652)	(1,080,976)
Financing activities:
Distributions paid in cash	(13,544,306)	(13,763,649)
Borrowings under credit facilities	107,600,000	59,500,000
Repayments of borrowings under credit facilities	(74,400,000)	(61,900,000)
Proceeds from issuance of notes payable	—	3,000,000
Repayments of notes payable	—	(3,000,000)
Repurchases of common stock under dividend reinvestment plan	(157,742)	(233,065)
Deferred financing costs paid	(10,000)	(1,255,975)
Net cash provided by (used in) financing activities	19,487,952	(17,652,689)
Effect of exchange rate changes on foreign currency	(461)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,431,161)	(18,733,665)
Cash and cash equivalents and restricted cash, beginning of period	16,431,787	43,012,387
Cash and cash equivalents and restricted cash, end of period	$14,000,626	$24,278,722
Supplemental information:
Cash paid for interest	$8,584,298	$7,789,122
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$157,742	$233,065
Deferred financing costs incurred	$(115,086)	$—

Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2019	September 30, 2018
Cash and cash equivalents	$4,070,731	$10,439,023
Restricted cash	9,929,895	5,992,764
Total cash and cash equivalents and restricted cash	$14,000,626	$16,431,787

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-sector holdings				(10)(11)
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.99%		$66,098,276	$66,098,277	$55,634,655	(6)(9)(14)(15)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				73,210,028	55,634,655
Total Control Investments (19.5% of net assets)				$73,210,028	$55,634,655

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	8.40%		$5,641,854	$5,575,575	$5,561,739	(6)(15)(17)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	10.50%		15,646	15,144	14,674	(6)(14)(15)(17)
				5,590,719	5,576,413
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	7.33%		1,621,414	1,535,224	1,493,055	(6)(17)
				1,535,224	1,493,055
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.19%		5,476,214	5,428,704	5,457,403	(6)
				5,428,704	5,457,403
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.83%		6,553,951	6,383,584	6,387,349	(6)(9)
				6,383,584	6,387,349
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.65%		2,495,003	2,441,678	2,352,164	(6)(17)
				2,441,678	2,352,164
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.90%		6,930,000	6,872,099	6,545,974	(6)
				6,872,099	6,545,974
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.83%		565,725	560,068	567,846	(6)
				560,068	567,846
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.50% cash due 12/29/2020	10.02%		24,276,967	24,276,941	21,112,392	(6)(15)(17)
				24,276,941	21,112,392
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.83%		4,873,494	4,770,940	4,861,310	(6)(15)(17)
				4,770,940	4,861,310
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.33%		8,418,372	8,293,303	8,275,259	(6)(15)(17)
				8,293,303	8,275,259
Applovin Corporation		Application software
First Lien Term Loan, LIBOR+3.50% cash due 8/15/2025	5.90%		4,987,469	4,975,000	4,987,494	(6)
				4,975,000	4,987,494
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.67%		10,693,944	10,493,824	10,491,829	(6)(15)(17)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(12,760)	(13,085)	(6)(14)(15)(17)
				10,481,064	10,478,744

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.90%		$10,945,000	$10,835,550	$10,808,188	(6)(15)
				10,835,550	10,808,188
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	6.65%		9,850,000	9,761,245	9,443,688	(6)(17)
				9,761,245	9,443,688
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	7.02%		8,910,000	8,870,935	8,820,900	(6)(15)
				8,870,935	8,820,900
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.44%		4,375,000	4,334,097	4,377,734	(6)(17)
				4,334,097	4,377,734
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.58%		6,134,175	6,065,816	5,819,799	(6)
				6,065,816	5,819,799
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.83%		13,548,341	13,437,066	13,223,641	(6)(15)(17)
				13,437,066	13,223,641
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.58%		8,954,660	8,852,236	8,954,660	(6)
				8,852,236	8,954,660
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.41%		4,987,500	4,937,625	5,017,425	(6)
				4,937,625	5,017,425
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.65%		4,905,777	4,891,048	4,885,344	(6)(9)(17)
				4,891,048	4,885,344
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.50% cash due 12/16/2021	7.90%		8,092,850	8,040,956	8,029,693	(6)(15)(17)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/16/2021	7.90%		706,236	694,846	692,374	(6)(14)(15)(17)
				8,735,802	8,722,067
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+4.50% cash due 7/29/2021	7.10%		5,968,750	5,950,955	5,974,957	(6)(17)
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.60%		6,000,000	5,940,000	6,013,140	(6)(17)
				11,890,955	11,988,097
Curium Bidco S.à r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 6/26/2026	6.45%		4,000,000	3,970,000	3,997,500	(6)(9)
				3,970,000	3,997,500
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 10/30/2023	7.40%		9,750,000	9,706,334	6,797,115	(6)(17)
				9,706,334	6,797,115
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.40%		10,658,834	10,637,120	10,635,545	(6)(17)
				10,637,120	10,635,545

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ellie Mae, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.53%		$6,500,000	$6,467,500	$6,489,145	(6)
				6,467,500	6,489,145
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	6.65%		9,950,000	9,927,445	9,940,697	(6)(15)(17)
				9,927,445	9,940,697
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	6.08%		3,960,000	3,943,300	3,801,600	(6)(17)
				3,943,300	3,801,600
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.90%		5,000,000	4,978,498	4,975,000	(6)
				4,978,498	4,975,000
Femur Buyer, Inc.		Healthcare equipment
First Lien Term Loan, LIBOR+4.50% cash due 3/5/2026	6.98%		9,000,000	8,910,000	9,039,375	(6)
				8,910,000	9,039,375
Firstlight Holdco, Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	5.90%		7,177,889	7,146,346	7,115,083	(6)(18)
				7,146,346	7,115,083
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	6.16%		1,492,386	1,454,330	1,466,896	(6)(9)(17)
				1,454,330	1,466,896
Gentiva Health Services, Inc.		Healthcare services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	6.19%		3,989,950	3,984,962	3,998,688	(6)
				3,984,962	3,998,688
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023	9.58%		8,788,247	8,718,028	8,647,635	(6)(15)(17)
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023			—	(3,551)	(7,556)	(6)(14)(15)(17)
				8,714,477	8,640,079
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	5.14%		3,935,963	3,927,063	3,911,993	(6)
				3,927,063	3,911,993
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.90%		5,572,549	5,473,762	5,472,439	(6)(15)(17)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024				(5,099)	(5,174)	(6)(14)(15)(17)
				5,468,663	5,467,265
Indivior Finance S.a.r.l.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	7.09%		5,392,125	5,366,173	4,868,658	(6)(9)(17)
				5,366,173	4,868,658
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% cash due 8/4/2022	7.16%		12,881,451	12,871,314	12,802,828	(6)(15)(17)
First Lien Revolver, LIBOR+4.75% cash due 8/4/2021			—	—	(4,882)	(6)(14)(15)(17)
				12,871,314	12,797,946
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan, LIBOR+5.00% cash due 10/20/2023	7.59%		3,797,471	3,797,471	3,449,376	(6)(17)
				3,797,471	3,449,376
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022	11.08%		280,000	280,000	282,450	(6)(15)(17)
				280,000	282,450

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.40%		$5,000,000	$5,027,545	$4,728,125	(6)(9)(17)
				5,027,545	4,728,125
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	7.78%		7,415,355	7,429,287	6,970,433	(6)(9)(17)
				7,429,287	6,970,433
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.45%		10,000,000	9,852,199	9,900,000	(6)(15)
				9,852,199	9,900,000
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	293,339	(15)
				—	293,339
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	6.15%		8,159,243	8,100,505	8,160,506	(6)(17)
				8,100,505	8,160,506
McDermott Technology (Americas), Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.40%		1,285,239	1,263,664	1,266,063	(6)(9)(17)
				1,263,664	1,266,063
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.33%		11,567,677	11,410,648	11,336,324	(6)(15)(17)
First Lien Revolver, PRIME+4.00% cash due 3/10/2023	9.50%		1,939,016	1,710,069	1,833,926	(6)(14)(15)(17)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.33%		2,355,478	2,382,317	2,308,368	(6)(15)(17)
				15,503,034	15,478,618
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025	9.39%		9,047,619	8,877,894	8,866,667	(6)(15)(17)
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025			—	(17,866)	(19,048)	(6)(14)(15)(17)
				8,860,028	8,847,619
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.58%		1,568,067	1,553,885	1,568,022	(6)(15)(17)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.58%		431,933	428,027	431,920	(6)(15)(17)
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	7.33%		20,000	19,139	19,883	(6)(14)(15)(17)
				2,001,051	2,019,825
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.33%		11,250,000	11,167,132	11,250,000	(6)(15)(17)
				11,167,132	11,250,000
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.50% cash due 7/31/2020			1,000,000	795,624	—	(6)(15)(16)(17)
				795,624	—
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.33%		4,937,500	4,932,429	4,943,672	(6)(9)
				4,932,429	4,943,672
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	6.83%		3,870,505	3,857,677	3,222,195	(6)(17)
				3,857,677	3,222,195
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	7.66%		6,370,000	6,348,073	6,330,188	(6)(17)
				6,348,073	6,330,188
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		9,394,444	9,315,151	9,206,556	(6)(15)(17)
				9,315,151	9,206,556

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5.00% cash due 1/20/2023	7.40%		$6,618,505	$6,558,042	$6,570,937	(6)(15)(17)
				6,558,042	6,570,937
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.83%		10,421,250	10,317,038	10,453,869	(6)
				10,317,038	10,453,869
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.40%		5,772,619	5,711,322	5,541,715	(6)(15)(17)
				5,711,322	5,541,715
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.83%		10,862,500	10,775,485	10,855,711	(6)(17)
				10,775,485	10,855,711
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.90%		7,900,000	7,781,500	7,687,727	(6)
				7,781,500	7,687,727
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022	5.58%		1,402,703	1,399,890	1,400,423	(6)(17)
				1,399,890	1,400,423
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 4/6/2026	6.33%		2,000,000	1,997,514	2,011,070	(6)
				1,997,514	2,011,070
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.40%		5,000,000	4,904,702	5,007,825	(6)
				4,904,702	5,007,825
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+3.50% cash due 12/4/2020	5.91%		1,989,795	1,989,795	1,996,332	(6)(17)
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	6.39%		4,000,000	3,980,000	4,012,500	(6)(17)
				5,969,795	6,008,832
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.90%		1,558,398	1,555,415	1,542,814	(6)(17)
				1,555,415	1,542,814
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	6.15%		5,754,560	5,765,016	5,427,298	(6)(17)
				5,765,016	5,427,298
TV Borrower US, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% cash due 2/22/2024	7.08%		1,703,397	1,697,771	1,708,720	(6)(9)(17)
				1,697,771	1,708,720
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.41%		2,244,992	2,229,385	2,249,202	(6)(17)
				2,229,385	2,249,202
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.66%		4,969,543	4,967,602	4,966,437	(6)(17)
				4,967,602	4,966,437
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.40%		8,871,230	8,647,298	8,667,502	(6)(9)(17)
				8,647,298	8,667,502

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.83%		$8,842,230	$8,975,410	$8,897,494	(6)(17)
				8,975,410	8,897,494
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.90%		12,844,730	12,942,859	11,728,908	(6)(17)
				12,942,859	11,728,908
Verra Mobility, Corp.		Data processing & outsourced services
First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	6.15%		4,962,312	4,973,594	4,985,039	(6)(9)(17)
				4,973,594	4,985,039
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.90%		11,002,855	10,925,509	11,032,123	(6)(17)
				10,925,509	11,032,123
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.90%		7,960,000	7,922,842	7,989,850	(6)
				7,922,842	7,989,850
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021	10.50%		7,384,828	7,201,452	7,615,604	(6)(9)(17)
				7,201,452	7,615,604
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5.00% cash due 1/27/2025	7.40%		14,812,500	14,693,895	14,602,607	(6)(17)
				14,693,895	14,602,607
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.34%		4,466,250	4,456,515	4,466,250	(6)(17)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.34%		1,000,000	991,115	998,750	(6)(17)
				5,447,630	5,465,000
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	6.33%		4,666,875	4,699,933	3,815,170	(6)(17)
				4,699,933	3,815,170
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.75% cash due 7/23/2025	5.22%		£5,000,000	6,667,495	6,267,061	(6)(9)
				6,667,495	6,267,061
Total Non-Control/Non-Affiliate Investments (186.3% of net assets)				$544,954,488	$532,947,434
Total Portfolio Investments (205.8% of net assets)				$618,164,516	$588,582,089
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$571,949	$571,949
Other cash accounts				$13,428,677	$13,428,677
Total Cash and Cash Equivalents and Restricted Cash (4.9% of net assets)				$14,000,626	$14,000,626
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (210.7% of net assets)				$632,165,142	$602,582,715

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,271,271	£4,934,900	7/10/2019	JPMorgan Chase Bank, N.A.	$(12,632)

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.40%, the 60-day LIBOR at 2.35%, the 90-day LIBOR at 2.33%, the 180-day LIBOR at 2.20%, the PRIME at 5.50% and the 30-day UK LIBOR at 0.72%.

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

(9)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2019, qualifying assets represented 79.6% of the Company's total assets and non-qualifying assets represented 20.4% of the Company's total assets.

(10)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(15)	As of June 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

(16)	This investment was on cash non-accrual status as of June 30, 2019. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(17)	Loan includes interest rate floor, which is generally 1%.

(18)	Prior to June 30, 2019, this portfolio company was named Flight Bidco Inc.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Control Investments						(3)
OCSI Glick JV LLC		Multi-sector holdings				(6)(11)(13)
Subordinated Note, LIBOR+6.5% cash due 10/20/2021	8.59%		$66,390,220	$66,390,219	$58,512,170	(7)
87.5% equity interest				7,111,751	—	(16)
				73,501,970	58,512,170
Total Control Investments (19.8% of net assets)				$73,501,970	$58,512,170

Non-Control/Non-Affiliate Investments						(5)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022	8.24%		5,731,236	$5,661,123	$5,730,743	(7)
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021			—	(502)	(6)	(7)(10)
				5,660,621	5,730,737
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% (1% floor) cash 1.5% PIK due 1/13/2022	7.35%		2,006,060	1,866,494	1,940,863	(7)(14)
				1,866,494	1,940,863
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025	6.74%		6,982,500	6,916,677	6,950,485	(7)(14)
				6,916,677	6,950,485
AI Ladder (Luxembourg) Subco S.a.r.l		Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% cash due 7/9/2025	7.02%		12,000,000	11,649,358	12,071,280	(6)(7)(14)
				11,649,358	12,071,280
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.5% cash due 8/1/2025	7.84%		4,879,000	4,830,210	4,898,833	(7)(14)
				4,830,210	4,898,833
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/29/2020	9.31%		24,799,927	24,799,900	22,535,595	(7)
				24,799,900	22,535,595
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 8/30/2023	8.81%		5,000,000	4,875,899	4,868,750	(7)
				4,875,899	4,868,750
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021	9.39%		9,168,620	9,005,809	9,113,608	(7)
				9,005,809	9,113,608
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022	6.64%		646,200	642,794	651,056	(7)(14)
				642,794	651,056
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.5% cash due 7/23/2025	7.74%		11,000,000	10,890,000	10,986,250	(7)(14)
				10,890,000	10,986,250

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Aretec Group, Inc.		Investment banking & brokerage
First Lien Term Loan, PRIME+3.25% (1% floor) cash due 11/23/2020	8.50%		$5,490,146	$5,525,388	$5,500,440	(7)(14)
				5,525,388	5,500,440
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/30/2024	6.89%		13,895,000	13,647,085	13,834,862	(7)
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022	6.89%		625,000	571,947	611,475	(7)
				14,219,032	14,446,337
Avantor Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 11/21/2024	6.24%		4,962,500	4,958,640	5,028,799	(7)(14)
				4,958,640	5,028,799
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/15/2024	6.41%		9,925,000	9,823,325	10,025,044	(7)(14)
				9,823,325	10,025,044
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.5% due 7/31/2025	6.74%		8,977,500	8,933,303	9,084,108	(7)(14)
				8,933,303	9,084,108
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 2/12/2026	9.41%		6,000,000	5,972,286	6,082,500	(7)(14)
				5,972,286	6,082,500
BeyondTrust Holdings LLC		Application software
500,000 Class A membership interests				500,000	1,758,950
				500,000	1,758,950
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/15/2026	9.38%		4,375,000	4,329,703	4,424,219	(7)(14)
				4,329,703	4,424,219
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 11/14/2023	8.82%		13,651,323	13,527,955	13,514,811	(7)
				13,527,955	13,514,811
Chloe Ox Parent LLC		Healthcare services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/23/2024	6.89%		10,945,000	10,845,368	10,986,044	(7)(14)
				10,845,368	10,986,044
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 10/2/2024	5.49%		3,000,000	3,003,693	3,010,305	(6)(7)(14)
				3,003,693	3,010,305
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/16/2021	7.96%		8,154,712	8,086,543	8,083,073	(7)
First Lien Delayed Draw Term Loan, LIBOR+5.5% (1% floor) cash due 12/16/2021	7.74%		711,587	696,693	695,935	(7)
				8,783,236	8,779,008

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Fair Value
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/30/2023	7.24%		$9,825,000	$9,774,839	$8,040,141	(7)(14)
				9,774,839	8,040,141
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4% (1% floor) cash due 10/31/2024	6.24%		4,987,500	4,965,491	5,007,774	(7)(14)
				4,965,491	5,007,774
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020	6.89%		3,682,754	3,682,754	3,573,015	(7)
				3,682,754	3,573,015
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 11/30/2023	6.74%		6,091,500	6,000,552	6,106,729	(7)
				6,000,552	6,106,729
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 5/9/2025	6.14%		6,982,500	6,949,295	7,043,597	(7)(14)
				6,949,295	7,043,597
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% cash due 5/1/2026	9.74%		5,000,000	4,976,146	5,025,000	(7)(14)
				4,976,146	5,025,000
Flight Bidco Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.5% cash due 7/23/2025	5.84%		7,228,916	7,193,230	7,237,952	(7)(14)
				7,193,230	7,237,952
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+2.75% cash due 3/31/2021	5.00%		2,957,746	2,893,453	2,908,766	(6)(7)(14)
				2,893,453	2,908,766
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 6/29/2023	9.64%		9,376,389	9,287,452	9,282,625	(7)
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 6/29/2023	9.60%		333,333	329,118	328,889	(7)
				9,616,570	9,611,514
GOBP Holdings Inc.		Hypermarkets & super centers
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022	10.49%		2,828,571	2,800,762	2,842,714	(7)(14)
				2,800,762	2,842,714
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% (1% floor) cash due 9/12/2024	8.64%		4,705,882	4,612,581	4,611,765	(7)
First Lien Revolver, LIBOR+6.50% (1% floor) cash due 9/12/2024				(5,831)	(5,882)	(7)(10)
				4,606,750	4,605,883

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Indivior Finance S.a.r.l		Pharmaceuticals
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/19/2022	6.85%		$6,626,069	$6,603,250	$6,605,363	(6)(7)(14)
				6,603,250	6,605,363
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022	7.00%		12,975,681	12,964,018	12,975,681	(7)
First Lien Revolver, LIBOR+4.75% cash due 8/4/2021				—	—	(7)
				12,964,018	12,975,681
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 10/20/2023	7.51%		3,903,305	3,903,306	3,927,701	(7)(14)
				3,903,306	3,927,701
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/31/2021	7.32%		5,197,500	5,162,307	5,216,991	(7)
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022	10.84%		280,000	280,000	283,850	(7)
				5,442,307	5,500,841
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4% (1% floor) cash due 5/15/2023	6.24%		5,000,000	5,032,864	4,984,375	(6)(7)(14)
				5,032,864	4,984,375
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.375% (1% floor) cash due 11/25/2022 (7)(14)	7.62%		7,768,507	7,786,308	6,855,746	(6)(7)(14)
				7,786,308	6,855,746
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	203,295
				—	203,295
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024	6.74%		6,930,000	6,870,386	6,995,592	(7)(14)
				6,870,386	6,995,592
McDermott Technology (Americas) Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2025	7.24%		8,955,000	8,785,515	9,087,444	(6)(7)(14)
				8,785,515	9,087,444
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024	7.39%		11,656,432	11,473,296	11,549,111	(7)
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023	7.32%		1,353,038	1,124,091	1,304,659	(7)
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024	7.39%		2,373,472	2,400,516	2,351,619	(7)
				14,997,903	15,205,389

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023	11.75%		$1,568,067	$1,551,179	$1,575,619	(7)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023	11.75%		431,933	427,282	434,013	(7)
First Lien Revolver, PRIME+4% (1% floor) cash due 12/2/2022	9.25%		30,000	29,139	30,000	(7)
				2,007,600	2,039,632
Monitronics International, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 9/30/2022	7.89%		5,490,805	5,492,997	5,370,007	(7)(14)
				5,492,997	5,370,007
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023	8.40%		11,700,000	11,595,993	11,700,000	(7)
				11,595,993	11,700,000
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020			1,000,000	806,387	50,000	(7)(15)
				806,387	50,000
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4% cash due 3/13/2025	6.39%		4,975,000	4,969,221	5,055,918	(6)(7)(14)
				4,969,221	5,055,918
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024	6.89%		3,900,202	3,885,170	3,824,636	(7)(14)
				3,885,170	3,824,636
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 4/29/2024	7.64%		6,418,750	6,393,205	6,394,680	(7)(14)
				6,393,205	6,394,680
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/15/2023	8.07%		10,000,000	9,900,604	9,950,000	(7)
				9,900,604	9,950,000
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/20/2023	7.24%		6,669,280	6,595,298	6,673,261	(7)
				6,595,298	6,673,261
R1 RCM Inc.		Healthcare services
First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025	7.43%		4,000,000	3,886,229	4,010,000	(6)(7)
				3,886,229	4,010,000
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.89%		10,500,000	10,395,000	10,618,125	(7)
				10,395,000	10,618,125
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022	7.99%		5,894,494	5,814,167	5,982,912	(7)(14)
				5,814,167	5,982,912

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Sandvine Corporation		Communications equipment
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/21/2022	7.99%		$3,969,925	$3,974,283	$3,984,812	(6)(7)(14)
				3,974,283	3,984,812
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025	7.75%		8,000,000	7,880,000	8,030,000	(7)(14)
				7,880,000	8,030,000
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 9/30/2022	5.64%		1,453,087	1,449,504	1,461,116	(7)(14)
				1,449,504	1,461,116
TravelCLICK, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021	9.99%		1,147,152	1,124,362	1,147,152	(7)
				1,124,362	1,147,152
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024	6.74%		2,969,849	2,963,247	2,992,123	(7)(14)
				2,963,247	2,992,123
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/22/2024	5.96%		5,798,600	5,810,752	5,823,070	(7)(14)
				5,810,752	5,823,070
TV Borrower US, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024	7.14%		1,906,643	1,899,304	1,913,602	(6)(7)(14)
				1,899,304	1,913,602
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 8/18/2023	5.50%		2,992,386	2,995,985	3,013,662	(7)(14)
				2,995,985	3,013,662
Ultra Resources, Inc.		Oil & gas exploration & production
First Lien Term Loan, LIBOR+3% cash due 4/12/2024	5.17%		5,000,000	4,707,408	4,519,800	(6)(7)(14)
				4,707,408	4,519,800
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+3% (1% floor) cash due 10/24/2022	5.24%		8,939,470	8,662,946	8,567,364	(6)(7)(14)
				8,662,946	8,567,364
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023	7.74%		7,909,900	8,066,137	8,097,760	(7)(14)
				8,066,137	8,097,760
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023	6.78%		12,943,283	13,062,585	12,639,957	(7)(14)
				13,062,585	12,639,957
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/27/2025	6.74%		9,000,000	8,932,500	9,091,890	(7)(14)
				8,932,500	9,091,890

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan, LIBOR+6.875% (1% floor) cash due 11/25/2021	9.12%		$10,000,000	$9,929,758	$10,075,000	(7)(14)
				9,929,758	10,075,000
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4% (0.75% floor) cash due 3/29/2021	6.16%		7,403,715	7,141,079	7,098,312	(6)(7)(14)
				7,141,079	7,098,312
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/27/2025	7.24%		14,925,000	14,789,478	14,906,418	(7)(14)
				14,789,478	14,906,418
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/30/2025	6.21%		4,500,000	4,488,934	4,534,695	(7)(14)
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026	10.15%		1,000,000	990,142	1,002,190	(7)(14)
				5,479,076	5,536,885
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024	6.39%		4,702,500	4,740,634	4,487,948	(7)(14)
				4,740,634	4,487,948
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.75% cash due 7/23/2025	5.47%		£5,000,000	6,667,495	6,541,082	(6)(7)(14)
				6,667,495	6,541,082
Total Non-Control/Non-Affiliate Investments (168.5% of net assets)				$499,423,794	$498,329,658
Total Portfolio Investments (188.3% of net assets)				$572,925,764	$556,841,828
Total Cash and Cash Equivalents and Restricted Cash (5.6% of net assets)				$16,431,787	$16,431,787
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (193.8% of net assets)				$589,357,551	$573,273,615

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	J.P. Morgan	$45,807

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of June 30, 2019, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.

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
The fair value of the Company's investments as of June 30, 2019 and September 30, 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements and for purposes of computing the capital gains incentive fee payable by the Company to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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
As of June 30, 2019, included in restricted cash was $9.1 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $9.1 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.6 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of June 30, 2019, the remaining $5.5 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of June 30, 2019, $0.8 million held at East West Bank was restricted due to minimum balance requirements under the East West Bank Facility.
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

Note 3. Portfolio Investments
As of June 30, 2019, 205.8% of net assets at fair value, or $588.6 million, was invested in 82 portfolio companies, including 19.5% of net assets, or $55.6 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV") at fair value, and 4.9% of net assets, or $14.0 million, was invested in

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash and cash equivalents (including $9.9 million of restricted cash). In comparison, as of September 30, 2018, 188.3% of net assets at fair value, or $556.8 million, was invested in 75 portfolio companies, including 19.8% of net assets, or $58.5 million, in subordinated notes and LLC equity interests of the OCSI Glick JV at fair value, and 5.6% of net assets, or $16.4 million, was invested in cash and cash equivalents (including $6.0 million of restricted cash). As of June 30, 2019, 90.5% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 9.5% consisted of investments in the subordinated notes of the OCSI Glick JV. As of September 30, 2018, 89.1% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.5% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates and 0.4% consisted of equity investments.
As of June 30, 2019 and September 30, 2018, the Company's equity investments consisted of LLC equity interests in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2019, the Company recorded net realized gains (losses) of $0.2 million and $1.5 million, respectively. During the three and nine months ended June 30, 2018, the Company recorded net realized gains (losses) of $(24.6) million and $(28.0) million, respectively. During the three and nine months ended June 30, 2019, the Company recorded net unrealized appreciation (depreciation) of $(2.6) million and $(13.6) million, respectively. During the three and nine months ended June 30, 2018, the Company recorded net unrealized appreciation (depreciation) of $21.2 million and $26.1 million, respectively.
The composition of the Company's investments as of June 30, 2019 and September 30, 2018 at cost and fair value was as follows:

	June 30, 2019		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$544,954,488	$532,654,095	$498,923,794	$496,367,413
Equity securities, excluding the OCSI Glick JV	—	293,339	500,000	1,962,245
OCSI Glick JV subordinated notes	66,098,277	55,634,655	66,390,219	58,512,170
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Total	$618,164,516	$588,582,089	$572,925,764	$556,841,828

The following table presents the financial instruments carried at fair value as of June 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured loans	$—	$334,831,474	$197,822,621	$—	$532,654,095
OCSI Glick JV subordinated notes	—	—	55,634,655	—	55,634,655
Equity securities	—	—	293,339	—	293,339
Total investments at fair value	$—	$334,831,474	$253,750,615	$—	$588,582,089
Cash equivalents	571,949	—	—	—	571,949
Total assets at fair value	$571,949	$334,831,474	$253,750,615	$—	$589,154,038
Derivative liability at fair value	$—	$12,632	$—	$—	$12,632
Total liabilities at fair value	$—	$12,632	$—	$—	$12,632
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
The following table provides a roll-forward in the changes in fair value from March 31, 2019 to June 30, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of March 31, 2019	$202,259,541	$56,017,403	$252,998	$258,529,942
New investments	15,630,070	—	—	15,630,070
Redemptions/repayments/sales	(19,889,580)	(27,433)	—	(19,917,013)
Accretion of OID	613,026	—	—	613,026
Net unrealized appreciation (depreciation)	(790,436)	(355,315)	40,341	(1,105,410)
Fair value as of June 30, 2019	$197,822,621	$55,634,655	$293,339	$253,750,615
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2019	$(539,038)	$(355,315)	$40,341	$(854,012)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from March 31, 2018 to June 30, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of March 31, 2018	$266,824,777	$57,895,281	$1,633,676	$326,353,734
New investments	15,485,940	—	—	15,485,940
Redemptions/repayments/sales	(72,756,668)	—	(865,737)	(73,622,405)
Transfers in (a)	5,272,425	—	—	5,272,425
Net accrual of PIK interest income	—	562,883	—	562,883
Accretion of original issue discount	379,543	—	—	379,543
Net unrealized appreciation (depreciation)	15,375,285	(750,211)	8,988,873	23,613,947
Net realized gains (losses)	(15,400,907)	—	(8,889,169)	(24,290,076)
Fair value as of June 30, 2018	$215,180,395	$57,707,953	$867,643	$273,755,991
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2018	$205,678	$(750,211)	$(584,093)	$(1,128,626)
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended June 30, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to June 30, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
New investments	55,758,420	—	—	55,758,420
Redemptions/repayments/sales	(54,520,605)	(291,943)	(1,875,587)	(56,688,135)
Transfers in (a)	26,053,270	—	—	26,053,270
Transfer out (a)	(10,618,125)	—	—	(10,618,125)
Accretion of OID	1,342,738	—	—	1,342,738
Net unrealized appreciation (depreciation)	(2,949,144)	(2,585,572)	(1,168,906)	(6,703,622)
Net realized gains (losses)	—	—	1,375,587	1,375,587
Fair value as of June 30, 2019	$197,822,621	$55,634,655	$293,339	$253,750,615
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2019	$(2,524,155)	$(2,585,572)	$90,044	$(5,019,683)
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to June 30, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments	84,648,032	—	—	84,648,032
Redemptions/repayments/sales	(198,826,902)	—	(976,260)	(199,803,162)
Transfers in (a)	6,561,893	—	—	6,561,893
Transfers out (a)	(105,954,060)	—	—	(105,954,060)
Net accrual of PIK interest income	—	1,632,596	—	1,632,596
Accretion of original issue discount	1,236,688	—	—	1,236,688
Net unrealized appreciation (depreciation)	16,404,179	(1,531,317)	9,673,083	24,545,945
Net realized gains (losses)	(15,509,891)	—	(8,889,169)	(24,399,060)
Fair value as of June 30, 2018	$215,180,395	$57,707,953	$867,643	$273,755,991
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2018	$645,396	$(1,531,317)	$100,113	$(785,808)
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2018 as a result of a change in the number of market quotes available and/or a change in market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured loans	$106,098,413	Market yield technique	Market yield	(b)	7.6%	-	12.3%	9.3%
	70,611,816	Broker Quotations	Broker quoted price	(c)	N/A	-	N/A	N/A
	21,112,392	Enterprise value technique	EBITDA multiple	(d)	3.4x	-	5.4x	4.4x
OCSI Glick JV subordinated notes	55,634,655	Enterprise value technique	N/A	(e)	N/A	-	N/A	N/A
Equity securities	293,339	Enterprise value technique	EBITDA multiple	(d)	16.0x	-	18.0x	17.0x
Total	$253,750,615
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$132,156,800	$132,156,800	$—	$—	$132,156,800
East West Bank Facility payable	14,000,000	14,000,000	—	—	14,000,000
Deutsche Bank Facility payable	162,100,000	162,100,000	—	—	162,100,000
Total	$308,256,800	$308,256,800	$—	$—	$308,256,800

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

Portfolio Composition
 Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$544,954,488	88.16%	$498,923,794	87.08%
OCSI Glick JV subordinated notes	66,098,277	10.69%	66,390,219	11.59%
OCSI Glick JV equity interests	7,111,751	1.15%	7,111,751	1.24%
Equity securities, excluding the OCSI Glick JV	—	—	500,000	0.09%
Total	$618,164,516	100.00%	$572,925,764	100.00%

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$532,654,095	90.50%	186.24%	$496,367,413	89.14%	167.84%
OCSI Glick JV subordinated notes	55,634,655	9.45%	19.45%	58,512,170	10.51%	19.78%
Equity securities, excluding the OCSI Glick JV	293,339	0.05%	0.10%	1,962,245	0.35%	0.66%
OCSI Glick JV equity interests	—	—	—	—	—	—
Total	$588,582,089	100.00%	205.79%	$556,841,828	100.00%	188.28%

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$168,906,374	27.32%	$173,813,451	30.33%
West	159,264,084	25.76%	94,366,910	16.47%
Southwest	89,305,547	14.45%	120,288,446	21.00%
Midwest	83,563,745	13.52%	86,780,283	15.15%
Southeast	65,514,363	10.60%	61,850,120	10.80%
International	29,112,568	4.71%	35,826,554	6.25%
South	12,016,771	1.94%	—	—
Northwest	10,481,064	1.70%	—	—
Total	$618,164,516	100.00%	$572,925,764	100.00%

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
West	$158,073,126	26.86%	55.25%	$95,136,359	17.08%	32.17%
Northeast	150,372,420	25.55%	52.57%	158,042,549	28.39%	53.44%
Southwest	86,071,850	14.62%	30.10%	119,935,588	21.54%	40.55%
Midwest	81,864,362	13.91%	28.64%	87,543,463	15.72%	29.60%
Southeast	61,969,418	10.53%	21.67%	60,083,355	10.79%	20.31%
International	27,957,413	4.75%	9.77%	36,100,514	6.48%	12.21%
South	11,794,756	2.00%	4.12%	—	—	—
Northwest	10,478,744	1.78%	3.67%	—	—	—
Total	$588,582,089	100.00%	205.79%	$556,841,828	100.00%	188.28%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2019 and September 30, 2018 was as follows:

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Multi-sector holdings (1)	$73,210,028	11.84%	$73,501,970	12.84%
Application software	72,618,481	11.75	29,825,536	5.21
Aerospace & defense	32,941,605	5.33	31,214,405	5.45
Internet services & infrastructure	32,368,462	5.24	17,929,508	3.13
Diversified support services	28,713,238	4.64	22,877,903	3.99
Advertising	24,276,941	3.93	24,799,901	4.33
Integrated telecommunication services	19,102,278	3.09	18,822,698	3.29
Healthcare services	17,997,749	2.91	15,537,984	2.71
Systems software	15,566,211	2.52	14,292,176	2.49
Commercial printing	15,518,164	2.51	11,661,172	2.04
Specialized finance	15,381,972	2.49	16,284,064	2.84
Oil & gas exploration & production	14,693,895	2.38	29,426,644	5.14
Pharmaceuticals	12,795,460	2.07	14,389,558	2.51
Oil & gas refining & marketing	11,890,955	1.92	—	—
Interactive media & services	11,849,905	1.92	—	—
Personal products	11,167,132	1.81	11,595,993	2.02
Healthcare technology	10,925,509	1.77	8,932,500	1.56
Computer & electronics retail	10,835,550	1.75	10,890,000	1.90
Publishing	10,317,038	1.67	10,395,000	1.81
Research & consulting services	9,883,200	1.60	19,195,177	3.35
Real estate services	9,852,199	1.59	—	—
Communications equipment	9,761,245	1.58	13,797,609	2.41
Movies & entertainment	9,738,542	1.58	7,871,884	1.37
IT consulting & other services	9,706,334	1.57	9,774,840	1.71
Industrial machinery	9,315,151	1.51	13,583,358	2.37
Data processing & outsourced services	9,307,691	1.51	5,454,064	0.95
Trading companies & distributors	8,975,410	1.45	8,066,138	1.41
Healthcare equipment	8,910,000	1.44	—	—
Metal & glass containers	8,870,935	1.44	8,933,303	1.56
Leisure facilities	8,735,802	1.41	8,783,236	1.53
Specialized REITs	8,647,298	1.40	8,662,946	1.51
Human resource & employment services	8,113,457	1.31	9,558,548	1.67
Alternative carriers	7,146,346	1.16	7,193,230	1.26
Household appliances	6,872,099	1.11	6,916,677	1.21
Electrical components & equipment	6,383,584	1.03	11,649,358	2.03
Auto parts & equipment	5,765,016	0.93	5,810,752	1.01
Household products	5,027,545	0.81	5,032,864	0.88
Commodity chemicals	4,932,429	0.80	9,927,861	1.73
Specialty chemicals	4,699,933	0.76	4,740,634	0.83
Environmental & facilities services	4,223,300	0.68	12,391,602	2.16
Biotechology	3,970,000	0.64	—	—
Specialty stores	3,797,471	0.61	3,903,305	0.68
General merchandise stores	1,535,224	0.25	1,866,494	0.33
Oil & gas equipment & services	1,263,664	0.20	8,785,515	1.53
Oil & gas storage & transportation	560,068	0.09	4,830,210	0.84
Specialized consumer services	—	—	5,492,997	0.96
Investment banking & brokerage	—	—	5,525,388	0.96
Hypermarkets & super centers	—	—	2,800,762	0.49
Total	$618,164,516	100.00%	$572,925,764	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application software	$71,676,759	12.20%	25.05%	$30,809,085	5.53%	10.42%
Multi-sector holdings (1)	55,634,655	9.45	19.45	58,512,170	10.49	19.75
Aerospace & defense	32,571,614	5.53	11.39	31,429,288	5.64	10.63
Internet services & infrastructure	32,281,110	5.48	11.28	17,983,455	3.23	6.08
Diversified support services	28,623,748	4.86	10.02	23,235,390	4.17	7.86
Advertising	21,112,392	3.59	7.38	22,535,595	4.05	7.62
Integrated telecommunication services	18,898,759	3.21	6.61	18,755,621	3.37	6.34
Healthcare services	17,206,563	2.92	6.02	15,046,044	2.70	5.09
Commercial printing	15,517,110	2.64	5.44	11,837,466	2.13	4.00
Systems software	15,380,728	2.61	5.37	14,539,208	2.61	4.92
Specialized finance	14,907,140	2.53	5.21	16,152,596	2.90	5.46
Oil & gas exploration & production	14,602,607	2.48	5.11	29,501,218	5.30	9.98
Oil & gas refining & marketing	11,988,097	2.04	4.19	—	—	—
Interactive media & services	11,901,843	2.02	4.16	—	—	—
Pharmaceuticals	11,839,091	2.01	4.14	13,461,109	2.42	4.55
Personal products	11,250,000	1.91	3.93	11,700,000	2.10	3.96
Healthcare technology	11,032,123	1.87	3.86	9,091,890	1.63	3.07
Computer & electronics retail	10,808,188	1.84	3.78	10,986,250	1.97	3.71
Publishing	10,453,869	1.78	3.65	10,618,125	1.91	3.59
Research & consulting services	10,276,164	1.75	3.59	19,674,633	3.53	6.65
Real estate services	9,900,000	1.68	3.46	—	—	—
Movies & entertainment	9,827,747	1.67	3.44	7,882,412	1.42	2.67
Communications equipment	9,443,688	1.60	3.30	14,009,856	2.52	4.74
Data processing & outsourced services	9,362,773	1.59	3.27	5,571,370	1.00	1.88
Industrial machinery	9,206,556	1.56	3.22	13,523,015	2.43	4.57
Healthcare equipment	9,039,375	1.54	3.16	—	—	—
Trading companies & distributors	8,897,494	1.51	3.11	8,097,760	1.45	2.74
Metal & glass containers	8,820,900	1.50	3.08	9,084,108	1.63	3.07
Leisure facilities	8,722,067	1.48	3.05	8,779,008	1.58	2.97
Specialized REITs	8,667,502	1.47	3.03	8,567,365	1.54	2.90
Human resource & employment services	8,113,751	1.38	2.84	9,665,384	1.74	3.27
Alternative carriers	7,115,083	1.21	2.49	7,237,952	1.30	2.45
IT consulting & other services	6,797,115	1.15	2.38	8,040,141	1.44	2.72
Household appliances	6,545,974	1.11	2.29	6,950,485	1.25	2.35
Electrical components & equipment	6,387,349	1.09	2.23	12,071,280	2.17	4.08
Auto parts & equipment	5,427,298	0.92	1.90	5,823,070	1.05	1.97
Commodity chemicals	4,943,672	0.84	1.73	10,084,717	1.81	3.41
Household products	4,728,125	0.80	1.65	4,984,375	0.90	1.69
Environmental & facilities services	4,084,050	0.69	1.43	12,544,437	2.25	4.24
Biotechnology	3,997,500	0.68	1.40	—	—	—
Specialty chemicals	3,815,170	0.65	1.33	4,487,948	0.81	1.52
Specialty stores	3,449,376	0.59	1.21	3,927,701	0.71	1.33
General merchandise stores	1,493,055	0.25	0.52	1,940,863	0.35	0.66
Oil & gas equipment & services	1,266,063	0.22	0.44	9,087,444	1.63	3.07
Oil & gas storage & transportation	567,846	0.10	0.20	4,898,833	0.88	1.66
Hypermarkets & super centers	—	—	—	2,842,714	0.51	0.96
Specialized consumer services	—	—	—	5,370,007	0.96	1.82
Investment banking & brokerage	—	—	—	5,500,440	0.99	1.86
Total	$588,582,089	100.00%	205.79%	$556,841,828	100.00%	188.28%
___________________

(1)	This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No investment represented greater than 10% of the total investment portfolio at fair value as of June 30, 2019. The Company held one investment that represented greater than 10% of the total investment portfolio at fair value as of September 30, 2018, which was as follows:

September 30, 2018
OCSI Glick JV	10.5%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of June 30, 2019 and September 30, 2018, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 35 and 31 portfolio companies as of June 30, 2019 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of June 30, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of June 30, 2019, bore interest at a rate equal to 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $85.9 million and $94.3 million of borrowings were outstanding as of June 30, 2019 and September 30, 2018, respectively.
As of June 30, 2019 and September 30, 2018, the OCSI Glick JV had total assets of $163.7 million and $166.2 million, respectively. As of June 30, 2019, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $55.6 million in the aggregate at fair value. As of September 30, 2018, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $58.5 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of June 30, 2019 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of June 30, 2019 and September 30, 2018, of which $73.5 million was from the Company. As of each of June 30, 2019 and September 30, 2018, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of June 30, 2019 and September 30, 2018, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Senior secured loans (1)	$161,878,444	$160,746,402
Weighted average current interest rate on senior secured loans (2)	7.28%	7.30%
Number of borrowers in the OCSI Glick JV	35	31
Largest loan exposure to a single borrower (1)	$7,443,750	$7,960,000
Total of five largest loan exposures to borrowers (1)	$34,506,250	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of June 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.83%	Electrical components & equipment	$2,730,813	$2,659,827	$2,661,396	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.16%	IT consulting & other services	7,443,750	7,425,141	7,449,966
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.83%	Oil & gas storage & transportation	6,947,500	6,878,024	6,973,552	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.39%	Integrated telecommunication services	2,985,000	2,917,768	2,928,404
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	7.15%	Pharmaceuticals	5,430,743	5,430,743	5,009,860	(5)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.33%	Application software	3,443,879	3,422,981	3,385,333	(4)(5)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.90%	Computer & electronics retail	2,985,000	2,955,150	2,947,688	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.38%	Oil & gas equipment & services	4,950,000	4,929,147	4,665,375
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,862,500	4,850,788	4,765,250	(5)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.60%	Oil & gas refining & marketing	4,000,000	3,960,000	4,008,760	(4)(5)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.60%	Oil & gas equipment & services	6,930,000	6,930,000	5,633,085	(5)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 6/26/2026	6.45%	Biotechnology	5,000,000	4,962,500	4,996,875	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.53%	Application software	1,000,000	995,000	998,330	(4)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.90%	Research & consulting services	5,000,000	4,978,498	4,975,000	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	5,120,930	5,085,192	5,091,674	(5)
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	6.16%	Integrated telecommunications services	5,482,208	5,379,317	5,388,572	(4)(5)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.65%	Systems software	$5,910,000	$5,863,380	$5,762,250	(5)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	7.09%	Pharmaceuticals	4,359,691	4,344,432	3,936,452	(4)(5)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	8.20%	Insurance brokers	4,826,424	4,750,084	4,729,895	(5)
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	6.15%	Alternative Carriers	5,000,000	4,935,482	4,955,475	(5)
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.40%	Oil & gas equipment & services	2,860,309	2,811,952	2,817,633	(4)(5)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.33%	Diversified support services	4,154,375	4,096,719	4,071,288	(4)(5)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.33%	Diversified support services	839,265	828,934	822,480	(4)(5)
Total MHE Intermediate Holdings, LLC				4,993,640	4,925,653	4,893,768
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.33%	Personal products	3,281,250	3,257,080	3,281,250	(4)(5)
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	5,431,250	5,408,895	5,322,625	(5)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.41%	Application software	5,883,872	5,837,997	5,798,056	(5)
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.33%	Commodity chemicals	6,912,500	6,905,400	6,921,140	(4)
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.40%	Interactive media & services	4,000,000	3,980,000	3,996,120
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.60%	Trading companies & distributors	3,859,644	3,844,512	3,859,644	(5)
Servpro Borrower, LLC	First Lien Term Loan, LIBOR+3.50% cash due 3/26/2026	5.90%	Specialized consumer services	3,990,000	3,980,025	3,985,013
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.58%	Footwear	6,272,500	6,241,729	5,974,556	(5)
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.83%	Healthcare services	5,925,000	5,877,609	5,921,297	(4)(5)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.90%	Human resources & employment services	3,117,579	3,111,589	3,086,404	(4)(5)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,090,000
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	6.15%	Data processing & outsourced services	4,942,462	4,925,136	4,965,099	(4)(5)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.34%	Aerospace & defense	3,000,000	2,973,350	2,996,250	(4)(5)
Total Portfolio Investments				$161,878,444	$160,734,381	$158,172,047
__________
(1) Represents the current interest rate as of June 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of June 30, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.40%, the 60-day LIBOR at 2.35%, the 90-day LIBOR at 2.33% and the 180-day LIBOR at 2.20%.
(3) Represents the current determination of fair value as of June 30, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of June 30, 2019.
(5) Loan includes interest rate floor, which is generally 1.00%.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Air Newco LLC	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.03%	IT consulting & other services	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	5,000,000	4,853,898	5,029,700	(4)
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	7,000,000	6,930,000	7,028,455	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	6,875,051	6,875,051	6,942,358	(5)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.39%	Application software	3,750,800	3,719,206	3,728,294	(4)(5)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.74%	Computer & electronics retail	3,000,000	2,970,000	2,996,250	(4)
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & Consulting Services	3,970,000	3,899,167	3,952,818	(4)(5)
Bison Midstream Holdings LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.39%	Restaurants	4,900,000	4,888,197	4,777,500	(5)
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	5,970,000	5,915,738	5,992,388	(4)(5)
CM Delaware LLC	First Lien Term Loan, LIBOR+5.25% cash due 3/18/2021	7.64%	Interactive media & services	2,053,658	2,052,561	2,002,316	(5)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	5,000,000	4,976,145	5,025,000	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/13/2021	8.99%	Specialty chemicals	4,330,233	4,295,307	4,330,288	(5)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	5,955,000	5,901,647	5,999,664	(5)
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.85%	Pharmaceuticals	4,732,907	4,712,773	4,718,117	(4)(5)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	8.07%	Insurance brokers	4,863,924	4,767,629	4,876,084	(5)
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	7,960,000	7,808,276	8,077,728	(4)(5)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	4,186,250	4,119,789	4,147,707	(4)(5)
	Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	845,676	835,253	837,883	(5)
Total MHE Intermediate Holdings, LLC				5,031,926	4,955,042	4,985,590
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	3,412,500	3,382,166	3,412,500	(4)(5)
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	5,472,500	5,447,047	5,479,341	(5)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	5,929,606	5,878,236	5,759,129	(5)
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/13/2025	6.39%	Commodity chemicals	6,965,000	6,956,910	7,078,288	(4)(5)
R1 RCM Inc.	First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025	7.65%	Healthcare services	7,000,000	6,800,665	7,017,500	(4)
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.71%	Trading companies & distributors	3,889,854	3,871,269	3,880,130	(5)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	6,321,250	6,283,276	6,005,189	(5)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.74%	Human resources & employment services	$5,939,699	$5,926,444	$5,984,248	(4)(5)
Unimin Corp.	First Lien Term Loan, LIBOR+3.75% cash due 5/17/2025	6.14%	Oil & gas equipment & services	6,982,500	6,982,500	6,621,714	(5)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	4,977,494	4,957,752	5,008,602	(5)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	3,000,000	2,970,428	3,006,570	(4)(5)
Total Portfolio Investments				$160,746,402	$159,310,303	$160,260,951
________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of September 30, 2018.
(5) Loan includes interest rate floor, which is generally 1.00%.

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.2 million and $55.6 million, respectively, as of June 30, 2019 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of June 30, 2019 and September 30, 2018, the Subordinated Notes bore a weighted average interest rate of LIBOR plus 6.5% per annum. For the three and nine months ended June 30, 2019, the Company earned interest income of $1.5 million and $4.4 million on its investment in the Subordinated Notes, respectively. For the three and nine months ended June 30, 2018, the Company earned interest income of $1.6 million and $4.7 million, respectively, on its investment in the Subordinated Notes, of which $0.6 million and $1.6 million was PIK interest income, respectively. The Company did not earn any dividend income for the three and nine months ended June 30, 2019 and 2018 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the OCSI Glick JV as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018:

	June 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2019: $160,734,381; cost September 30, 2018: $159,310,303)	$158,172,047	$160,260,951
Cash and cash equivalents	703,754	2,055,935
Restricted cash	2,815,656	2,036,487
Due from portfolio companies	—	53,006
Other assets	1,991,683	1,781,502
Total assets	$163,683,140	$166,187,881

Senior credit facility payable	$85,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds June 30, 2019: $75,540,887; proceeds September 30, 2018: $75,874,536)	63,582,487	66,871,054
Other liabilities	14,218,714	5,034,888
Total liabilities	$163,683,140	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$163,683,140	$166,187,881

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Selected Statements of Operations Information:
Interest income	$3,261,956	$2,529,375	$9,471,420	$6,485,597
Fee income	—	12,364	—	76,004
Total investment income	3,261,956	2,541,739	9,471,420	6,561,601
Interest expense	2,882,442	3,132,972	8,764,170	8,479,078
Other expenses	18,865	36,430	132,222	169,689
Total expenses (1)	2,901,307	3,169,402	8,896,392	8,648,767
Net unrealized appreciation (depreciation)	(408,962)	8,889,836	(558,068)	10,999,243
Realized gain (loss)	48,313	(8,262,173)	(16,960)	(8,912,077)
Net income (loss)	$—	$—	$—	$—
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
During the three and nine months ended June 30, 2019 and 2018, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the three and nine months ended June 30, 2019, the Company recorded total fee income of $0.3 million and $0.5 million, respectively, all of which was nonrecurring in nature. For the three and nine months ended June 30, 2018, the Company recorded total fee income of $0.3 million and $1.3 million, respectively, of which $0.1 million and $0.1 million, respectively, was recurring in nature. Recurring fee income primarily consists of servicing fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$3,482,900	$1,725,132	$3,977,636	$12,313,739
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.12	$0.06	$0.13	$0.42
Changes in Net Assets

The following table presents the changes in net assets for the three and nine months ended June 30, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	29,466,768	$294,668	$370,751,389	$(75,300,637)	$295,745,420
Net investment income	—	—	—	4,863,537	4,863,537
Net unrealized appreciation (depreciation)	—	—	—	(19,760,624)	(19,760,624)
Net realized gains (losses)	—	—	—	1,696,396	1,696,396
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,888	69	54,042	—	54,111
Repurchases of common stock under dividend reinvestment program	(6,888)	(69)	(54,042)	—	(54,111)
Balance at December 31, 2018	29,466,768	$294,668	$370,751,389	$(93,068,677)	$277,977,380
Net investment income	—	$—	$—	$5,216,760	$5,216,760
Net unrealized appreciation (depreciation)	—	—	—	8,797,411	8,797,411
Net realized gains (losses)	—	—	—	(318,744)	(318,744)
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,187	62	50,481	—	50,543
Repurchases of common stock under dividend reinvestment program	(6,187)	(62)	(50,481)	—	(50,543)
Balance at March 31, 2019	29,466,768	$294,668	$370,751,389	$(83,940,599)	$287,105,458
Net investment income	—	$—	$—	$5,918,387	$5,918,387
Net unrealized appreciation (depreciation)	—	—	—	(2,593,717)	(2,593,717)
Net realized gains (losses)	—	—	—	158,230	158,230
Distributions to stockholders	—	—	—	(4,567,350)	(4,567,350)
Issuance of common stock under dividend reinvestment plan	6,314	63	53,025	—	53,088
Repurchases of common stock under dividend reinvestment program	(6,314)	(63)	(53,025)	—	(53,088)
Balance at June 30, 2019	29,466,768	$294,668	$370,751,389	$(85,025,049)	$286,021,008

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in net assets for the three and nine months ended June 30, 2018:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2017	29,466,768	$294,668	$373,995,934	$(80,654,168)	$293,636,434
Net investment income	—	—	—	4,546,775	4,546,775
Net unrealized appreciation (depreciation)	—	—	—	1,741,899	1,741,899
Net realized gains (losses)	—	—	—	(4,382,706)	(4,382,706)
Distributions to stockholders	—	—	—	(5,598,686)	(5,598,686)
Issuance of common stock under dividend reinvestment plan	18,809	188	158,979	—	159,167
Repurchases of common stock under dividend reinvestment program	(18,809)	(188)	(158,979)	—	(159,167)
Balance at December 31, 2017	29,466,768	$294,668	$373,995,934	$(84,346,886)	$289,943,716
Net investment income	—	$—	$—	$4,589,347	$4,589,347
Net unrealized appreciation (depreciation)	—	—	—	3,120,035	3,120,035
Net realized gains (losses)	—	—	—	973,257	973,257
Distributions to stockholders	—	—	—	(4,125,347)	(4,125,347)
Issuance of common stock under dividend reinvestment plan	4,204	42	33,722	—	33,764
Repurchases of common stock under dividend reinvestment program	(4,204)	(42)	(33,722)	—	(33,764)
Balance at March 31, 2018	29,466,768	$294,668	$373,995,934	$(79,789,594)	$294,501,008
Net investment income	—	$—	$—	$5,071,898	$5,071,898
Net unrealized appreciation (depreciation)	—	—	—	21,213,604	21,213,604
Net realized gains (losses)	—	—	—	(24,560,370)	(24,560,370)
Distributions to stockholders	—	—	—	(4,272,681)	(4,272,681)
Issuance of common stock under dividend reinvestment plan	4,829	48	40,086	—	40,134
Repurchases of common stock under dividend reinvestment program	(4,829)	(48)	(40,086)	—	(40,134)
Balance at June 30, 2018	29,466,768	$294,668	$373,995,934	$(82,337,143)	$291,953,459

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2019 and 2018:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
Quarterly	February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
Quarterly	May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
Total for the nine months ended June 30, 2019				$0.465	$13,544,306	19,389	$157,742

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Total for the nine months ended June 30, 2018				$0.475	$13,763,649	27,842	$233,065
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three and nine months ended June 30, 2019 and 2018.
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
As of June 30, 2019 and September 30, 2018, the Company was able to borrow $180 million under the Citibank Facility.  As of June 30, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of June 30, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of June 30, 2019, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of June 30, 2019, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of June 30, 2019 and September 30, 2018, the Company had $132.2 million and $110.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.559% and 4.179% for the nine months ended June 30, 2019 and 2018, respectively. For the three and nine months ended June 30, 2019, the Company recorded interest expense of $1.7 million and $4.8 million respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $1.1 million and $2.9 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of June 30, 2019, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. As of June 30, 2019, the minimum asset coverage ratio applicable to the

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of June 30, 2019 and September 30, 2018, the Company had $14.0 million and $8.0 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.485% and 5.862% for the nine months ended June 30, 2019 and 2018, respectively. For the three and nine months ended June 30, 2019, the Company recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $0.1 million and $0.5 million, respectively, related to the East West Bank Facility.
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
Under the Deutsche Bank Facility, as of June 30, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through November 15, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of February 18, 2020, the occurrence of an event of default or completion of a securitization transaction.
As of June 30, 2019 and prior to September 27, 2019, borrowings under the Deutsche Bank Facility bear interest at a rate equal to the three-month LIBOR plus 2.00%, following which the interest rate will reset to three-month LIBOR plus 2.10% for the remaining term of the Deutsche Bank Facility. No up-front commitment fees were paid by the Company in connection with the Deutsche Bank Facility. There was a non-usage fee of 0.25% per annum payable on the undrawn amount under the Deutsche Bank Facility through December 24, 2018, following which the non-usage fee increased to 0.50% per annum for the remaining term of the Deutsche Bank Facility.
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
As of June 30, 2019 and September 30, 2018, the Company had $162.1 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the nine months ended June 30, 2019, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.553%. For the three and nine months ended June 30, 2019, the Company recorded interest expense of $2.0 million and $5.6 million, respectively, related to the Deutsche Bank Facility.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and nine months ended June 30, 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Interest expense	$1,978,932	$5,246,712
Loan administration fees	15,899	55,328
Amortization of debt issuance costs	72,526	217,578
Total interest and other debt financing expenses	$2,067,357	$5,519,618
Cash paid for interest expense	$1,652,574	$4,847,739
Annualized average interest rate	4.285%	3.758%
Average outstanding balance	$180,000,000	$180,494,505

Note 7. Interest and Dividend Income
See Note 2 for a description of the Company's accounting treatment of investment income.

As of each of June 30, 2019 and September 30, 2018, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$610,257,141	99.87%	$588,288,750	100.00%	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	795,624	0.13	—	—	806,387	0.14	50,000	0.01
Total	$611,052,765	100.00%	$588,288,750	100.00%	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized; (2) exit fees received in connection with investments in portfolio companies; (3) origination fees received in connection with investments in portfolio companies; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Net increase (decrease) in net assets resulting from operations	$3,482,900	$1,725,132	$3,977,636	$12,313,739
Net unrealized (appreciation) depreciation	2,593,717	(21,213,604)	13,556,930	(26,075,538)
Book/tax difference due to deferred loan fees	—	(38,856)	—	(237,303)
Book/tax difference due to interest income on certain loans	—	502,978	—	1,620,630
Book/tax difference due to capital losses not recognized / (recognized)	(1,466,125)	24,560,370	(3,588,377)	27,969,819
Other book/tax differences	315,566	—	503,149	(356,968)
Taxable/Distributable Income (1)	$4,926,058	$5,536,020	$14,449,338	$15,234,379

__________________

(1)
The Company's taxable income for the three and nine months ended June 30, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.

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
During the three months ended June 30, 2019, the Company recorded net realized gains of $0.2 million in connection with the exit of various investments.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2018, the Company recorded net realized losses of $24.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(15.9)
Metamorph US 3, LLC	(8.9)
Other, net	0.2
Total, net	$(24.6)
During the nine months ended June 30, 2019, the Company recorded net realized gains of $1.5 million in connection with the exit of various investments.
During the nine months ended June 30, 2018, the Company recorded net realized losses of $28.0 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(15.9)
Metamorph US 3, LLC	(8.9)
New Trident Holdcorp - first lien term loan	(4.2)
Other, net	1.0
Total, net	$(28.0)
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended June 30, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $(2.6) million and $21.2 million, respectively. For the three months ended June 30, 2019, this consisted of $2.3 million of unrealized depreciation of debt investments, $0.1 million of unrealized depreciation of foreign currency forward contracts, and $0.3 million of net unrealized depreciation related to exited investments (a portion of which results in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments. For the three months ended June 30, 2018, this consisted of $24.5 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses), offset by $3.3 million of net unrealized depreciation on debt investments.
During the nine months ended June 30, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $(13.6) million and $26.1 million, respectively. For the nine months ended June 30, 2019, this consisted of $11.7 million of unrealized depreciation of debt investments, $0.1 million of unrealized depreciation of foreign currency forward contracts and $1.9 million of net unrealized depreciation from exited investments (a portion of which results in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments. For the nine months ended June 30, 2018, this consisted of $28.0 million of net unrealized appreciation related to exited investments (a portion of which results in a reclassification to realized losses) and $0.8 million of net unrealized appreciation on equity investments, offset by $2.8 million of net unrealized depreciation on debt investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of June 30, 2019 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.8 million and $1.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Advisory Agreement
Effective October 17, 2017 and as of June 30, 2019, the Company is party to the Investment Advisory Agreement with Oaktree. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three and nine months ended June 30, 2019, the base management fee incurred under the Investment Advisory Agreement was $1.5 million and $4.4 million, respectively, which was payable to Oaktree. For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the base management fee incurred under the Investment Advisory Agreement was $1.4 million and $4.0 million, respectively, which was payable to Oaktree.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
For the three and nine months ended June 30, 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $1.5 million and $3.0 million, respectively. For the three months ended June 30, 2018 and the period from October 17, 2017 to June 30, 2018, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.7 million and $1.0 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee. As of June 30, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2019, the Company did not accrue a capital gains incentive fee.

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the three and nine months ended June 30, 2019, the Company accrued $0.2 million reversal of waiver previously accrued and $0.3 million potentially subject to waiver, respectively. For the three and nine months ended June 30, 2018, the Company accrued $0.3 million and $0.7 million potentially subject to waiver, respectively. As of June 30, 2019, the Company accrued $1.0 million of cumulative potential waiver, which was included in base management fee and incentive fee payable.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the period from October 1, 2017 to October 17, 2017, the base management fee (net of waivers, if any) incurred under the Former Investment Advisory Agreement with the Former Adviser was $0.2 million, all of which was payable to the Former Adviser.
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
The second part of the incentive fee was determined and payable in arrears as of the end of each fiscal year (or upon termination of the Former Investment Advisory Agreement, as of the termination date) commencing on September 30, 2013 and equaled 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oaktree Administrator also provides portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and all other materials filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, Oaktree Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Oaktree Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies.
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
For the three and nine months ended June 30, 2019, the Company accrued administrative expenses of $0.3 million and $1.1 million, respectively, including $0.1 million and $0.2 million, respectively, of general and administrative expenses. For the three and nine months ended June 30, 2018, the Company accrued administrative expenses of $0.4 million and $1.1 million, respectively, including $0.1 million and $0.2 million, respectively, of general and administrative expenses. Of the amount accrued for the nine months ended June 30, 2018, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.0 million was due to Oaktree Administrator.
As of June 30, 2019 and September 30, 2018, $1.6 million and $1.7 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018 (1)
Net asset value at beginning of period	$9.74	$9.99	$10.04	$9.97
Net investment income (2)	0.20	0.17	0.54	0.48
Net unrealized appreciation (depreciation) (2)	(0.09)	0.72	(0.46)	0.88
Net realized gains (losses) (2)	0.02	(0.83)	0.05	(0.95)
Distributions to stockholders (2)	(0.16)	(0.14)	(0.46)	(0.47)
Net asset value at end of period	$9.71	$9.91	$9.71	$9.91
Per share market value at beginning of period	$8.10	$7.89	$8.65	$8.80
Per share market value at end of period	$8.49	$8.50	$8.49	$8.50
Total return (3)	6.75%	9.61%	3.87%	2.24%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$287,105,458	$294,501,008	$295,745,420	$293,636,434
Net assets at end of period	$286,021,008	$291,953,459	$286,021,008	$291,953,459
Average net assets (4)	$288,012,804	$294,640,770	$286,724,487	$293,913,810
Ratio of net investment income to average net assets	8.24%	6.90%	7.46%	6.46%
Ratio of total expenses to average net assets	10.73%	9.44%	10.19%	8.84%
Ratio of net expenses to average net assets	10.99%	8.97%	10.05%	8.52%
Ratio of portfolio turnover to average investments at fair value	6.95%	14.04%	27.38%	50.31%
Weighted average outstanding debt (5)	$310,001,855	$263,639,218	$286,800,023	$264,838,485
Average debt per share (2)	$10.52	$8.95	$9.73	$8.99
Asset coverage ratio at end of period (6)	192.79%	212.05%	192.79%	212.05%

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $308.3 million and $260.6 million as of June 30, 2019 and 2018, respectively.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,271,271	£4,934,900	7/10/2019	$—	$(12,632)	Derivative liability

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	$45,807	$—	Derivative asset

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2019 and September 30, 2018, off-balance sheet arrangements consisted of $21.7 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of June 30, 2019 and September 30, 2018 is shown in the table below:

	June 30, 2019	September 30, 2018
OCSI Glick JV LLC	$13,998,029	$13,998,029
MHE Intermediate Holdings, LLC	3,315,500	3,901,478
CircusTrix Holdings LLC	1,070,055	1,070,055
Mindbody, Inc.	952,381	—
Internet Pipeline, Inc.	800,000	800,000
Apptio, Inc.	692,308	—
GKD Index Partners, LLC	444,444	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	80,000	70,000
4 Over International, LLC	52,806	68,452
Asset International, Inc.	—	2,500,000
Total	$21,699,641	$22,813,243

Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2019, except as discussed below.
Distribution Declaration
On August 2, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable on September 30, 2019 to stockholders of record on September 13, 2019.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2019	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.5% cash due 10/20/2021	8.99%		$66,098,276	$—	$4,444,357	$58,512,170	$—	$(2,877,515)	$55,634,655	19.5%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,098,276	$—	$4,444,357	$58,512,170	$—	$(2,877,515)	$55,634,655	19.5%

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
______________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2018.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

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
Business Overview
We are a specialty finance company that looks to provide customized capital solutions for middle-market companies in both the syndicated and private placement markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes.
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
Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by almost $250 million, at fair value. Over time, Oaktree intends to rotate us out of the approximately $45 million of non-core investments at fair value that remain in our portfolio as of June 30, 2019. In addition, over time and under current market conditions, Oaktree generally expects to increase leverage to a debt to equity ratio of 1.20x to 1.60x following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018. As of June 30, 2019, our debt to equity ratio was 1.08x.
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
As of June 30, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate.  Each of our borrowing facilities in place as of June 30, 2019 matures prior to the end of 2021 (and therefore prior to any phase out of LIBOR); however, we expect that any future borrowing facilities that bear interest at floating rates indexed to LIBOR (or certain amendments to current borrowing facilities) would include procedures for the selection of a replacement reference rate following any phase out of LIBOR.
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
If the Brookfield Transaction is consummated, Oaktree’s current management will maintain actual control of the management of Oaktree for an initial period of up to seven years following the closing of the Brookfield Transaction (or less if certain other conditions are triggered).  Following the conclusion of this initial period, Brookfield will have the right to assume control of Oaktree. Oaktree has informed our Board of Directors that it does not believe the consummation of the Brookfield Transaction would be deemed an ‘‘assignment’’ of the Investment Advisory Agreement under the Investment Company Act, although such a determination is inherently uncertain. In accordance with the Investment Company Act, however, the Investment Advisory Agreement automatically terminates upon its assignment. To prevent any potential disruption in Oaktree’s ability to provide services to us once an assignment is deemed to occur, whether as a result of the consummation of the Brookfield Transaction or as a result of Brookfield exercising actual control over Oaktree, we convened a special meeting of stockholders on June 28, 2019 at which our stockholders approved a new investment advisory agreement between us and Oaktree, which agreement was approved by our Board of Directors on May 3, 2019. All material terms will remain unchanged from the Investment Advisory Agreement in effect as of May 3, 2019. The consummation of the Brookfield Transaction is currently expected to occur in the third quarter of 2019 and is subject to customary closing conditions, including receipt of approval for the transaction from OCG’s stockholders (which approval has been obtained), as well as the receipt of required regulatory approvals.
Asset Coverage Requirements
At a meeting held on May 3, 2018, our Board of Directors, including a “required majority” of the directors, as defined in Section 57(o) of the Investment Company Act, approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act as being in the best interests of us and our stockholders. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2019, we had $308.3 million in senior securities outstanding and our asset coverage ratio was 192.8%.
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
The fair value of our investments as of June 30, 2019 and September 30, 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2019, 84.8% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of June 30, 2019 and September 30, 2018, approximately 95.9% and 95.2%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2019, there was one investment on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
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
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the OCSI Glick JV. As of June 30, 2019, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the nine months ended June 30, 2019.
During the nine months ended June 30, 2019, we originated $196.3 million of investment commitments in 26 new and 16 existing portfolio companies and funded $196.2 million of investments.
During the nine months ended June 30, 2019, we received $155.0 million of proceeds from prepayments, exits, other paydowns and sales and exited 20 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2019	September 30, 2018
Cost:
Senior secured loans	88.16%	87.08%
OCSI Glick JV subordinated notes	10.69	11.59
OCSI Glick JV equity interests	1.15	1.24
Equity securities, excluding the OCSI Glick JV	—	0.09
Total	100.00%	100.00%

	June 30, 2019	September 30, 2018
Fair value:
Senior secured loans	90.50%	89.14%
OCSI Glick JV subordinated notes	9.45	10.51
Equity securities, excluding the OCSI Glick JV	0.05	0.35
OCSI Glick JV equity interests	—	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2019	September 30, 2018
Cost:
Multi-sector holdings (1)	11.84%	12.84%
Application software	11.75	5.21
Aerospace & defense	5.33	5.45
Internet services & infrastructure	5.24	3.13
Diversified support services	4.64	3.99
Advertising	3.93	4.33
Integrated telecommunication services	3.09	3.29
Healthcare services	2.91	2.71
Systems software	2.52	2.49
Commercial printing	2.51	2.04
Specialized finance	2.49	2.84
Oil & gas exploration & production	2.38	5.14
Pharmaceuticals	2.07	2.51
Oil & gas refining & marketing	1.92	—
Interactive media & services	1.92	—
Personal products	1.81	2.02
Healthcare technology	1.77	1.56
Computer & electronics retail	1.75	1.90
Publishing	1.67	1.81
Research & consulting services	1.60	3.35
Real estate services	1.59	—
Communications equipment	1.58	2.41
Movies & entertainment	1.58	1.37
IT consulting & other services	1.57	1.71
Industrial machinery	1.51	2.37
Data processing & outsourced services	1.51	0.95
Trading companies & distributors	1.45	1.41
Healthcare equipment	1.44	—
Metal & glass containers	1.44	1.56
Leisure facilities	1.41	1.53
Specialized REITs	1.40	1.51
Human resource & employment services	1.31	1.67
Alternative carriers	1.16	1.26
Household appliances	1.11	1.21
Electrical components & equipment	1.03	2.03
Auto parts & equipment	0.93	1.01
Household products	0.81	0.88
Commodity chemicals	0.80	1.73
Specialty chemicals	0.76	0.83
Environmental & facilities services	0.68	2.16
Biotechology	0.64	—
Specialty stores	0.61	0.68
General merchandise stores	0.25	0.33
Oil & gas equipment & services	0.20	1.53
Oil & gas storage & transportation	0.09	0.84
Specialized consumer services	—	0.96
Investment banking & brokerage	—	0.96
Hypermarkets & super centers	—	0.49
	100.00%	100.00%

	June 30, 2019	September 30, 2018
Fair value:
Application software	12.20%	5.53%
Multi-sector holdings (1)	9.45	10.49
Aerospace & defense	5.53	5.64
Internet services & infrastructure	5.48	3.23
Diversified support services	4.86	4.17
Advertising	3.59	4.05
Integrated telecommunication services	3.21	3.37
Healthcare services	2.92	2.70
Commercial printing	2.64	2.13
Systems software	2.61	2.61
Specialized finance	2.53	2.90
Oil & gas exploration & production	2.48	5.30
Oil & gas refining & marketing	2.04	—
Interactive media & services	2.02	—
Pharmaceuticals	2.01	2.42
Personal products	1.91	2.10
Healthcare technology	1.87	1.63
Computer & electronics retail	1.84	1.97
Publishing	1.78	1.91
Research & consulting services	1.75	3.53
Real estate services	1.68	—
Movies & entertainment	1.67	1.42
Communications equipment	1.60	2.52
Data processing & outsourced services	1.59	1.00
Industrial machinery	1.56	2.43
Healthcare equipment	1.54	—
Trading companies & distributors	1.51	1.45
Metal & glass containers	1.50	1.63
Leisure facilities	1.48	1.58
Specialized REITs	1.47	1.54
Human resource & employment services	1.38	1.74
Alternative carriers	1.21	1.30
IT consulting & other services	1.15	1.44
Household appliances	1.11	1.25
Electrical components & equipment	1.09	2.17
Auto parts & equipment	0.92	1.05
Commodity chemicals	0.84	1.81
Household products	0.80	0.90
Environmental & facilities services	0.69	2.25
Biotechnology	0.68	—
Specialty chemicals	0.65	0.81
Specialty stores	0.59	0.71
General merchandise stores	0.25	0.35
Oil & gas equipment & services	0.22	1.63
Oil & gas storage & transportation	0.10	0.88
Hypermarkets & super centers	—	0.51
Specialized consumer services	—	0.96
Investment banking & brokerage	—	0.99
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the OCSI Glick JV.

Loans and Debt Securities on Non-Accrual Status
As of each of June 30, 2019 and September 30, 2018, there was one investment on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019				September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$610,257,141	99.87%	$588,288,750	100.00%	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	795,624	0.13	—	—	806,387	0.14	50,000	0.01
Total	$611,052,765	100.00%	$588,288,750	100.00%	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of June 30, 2019 and September 30, 2018, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 35 and 31 portfolio companies as of June 30, 2019 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, which, as of June 30, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month London Interbank Offered Rate, or LIBOR, plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $85.9 million and $94.3 million of borrowings were outstanding as of June 30, 2019 and September 30, 2018, respectively.
As of June 30, 2019 and September 30, 2018, the OCSI Glick JV had total assets of $163.7 million and $166.2 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $55.6 million and $58.5 million in the aggregate at fair value as of June 30, 2019 and September 30, 2018, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of June 30, 2019 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of June 30, 2019 and September 30, 2018, of which $73.5 million was from us. As of each of June 30, 2019 and September 30, 2018, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of June 30, 2019 and September 30, 2018, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Senior secured loans (1)	$161,878,444	$160,746,402
Weighted average current interest rate on senior secured loans (2)	7.28%	7.30%
Number of borrowers in the OCSI Glick JV	35	31
Largest loan exposure to a single borrower (1)	$7,443,750	$7,960,000
Total of five largest loan exposures to borrowers (1)	$34,506,250	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of June 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.83%	Electrical components & equipment	$2,730,813	$2,659,827	$2,661,396	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.16%	IT consulting & other services	7,443,750	7,425,141	7,449,966
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.83%	Oil & gas storage & transportation	6,947,500	6,878,024	6,973,552	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.39%	Integrated telecommunication services	2,985,000	2,917,768	2,928,404
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	7.15%	Pharmaceuticals	5,430,743	5,430,743	5,009,860	(5)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.33%	Application software	3,443,879	3,422,981	3,385,333	(4)(5)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.90%	Computer & electronics retail	2,985,000	2,955,150	2,947,688	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.38%	Oil & gas equipment & services	4,950,000	4,929,147	4,665,375
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,862,500	4,850,788	4,765,250	(5)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.60%	Oil & gas refining & marketing	4,000,000	3,960,000	4,008,760	(4)(5)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.60%	Oil & gas equipment & services	6,930,000	6,930,000	5,633,085	(5)
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 6/26/2026	6.45%	Biotechnology	5,000,000	4,962,500	4,996,875	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.53%	Application software	1,000,000	995,000	998,330	(4)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.90%	Research & consulting services	5,000,000	4,978,498	4,975,000	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	5,120,930	5,085,192	5,091,674	(5)
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	6.16%	Integrated telecommunications services	5,482,208	5,379,317	5,388,572	(4)(5)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.65%	Systems software	5,910,000	5,863,380	5,762,250	(5)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	7.09%	Pharmaceuticals	4,359,691	4,344,432	3,936,452	(4)(5)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	8.20%	Insurance brokers	4,826,424	4,750,084	4,729,895	(5)
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	6.15%	Alternative Carriers	5,000,000	4,935,482	4,955,475	(5)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.40%	Oil & gas equipment & services	$2,860,309	$2,811,952	$2,817,633	(4)(5)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.33%	Diversified support services	4,154,375	4,096,719	4,071,288	(4)(5)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.33%	Diversified support services	839,265	828,934	822,480	(4)(5)
Total MHE Intermediate Holdings, LLC				4,993,640	4,925,653	4,893,768
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.33%	Personal products	3,281,250	3,257,080	3,281,250	(4)(5)
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	5,431,250	5,408,895	5,322,625	(5)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.41%	Application software	5,883,872	5,837,997	5,798,056	(5)
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.33%	Commodity chemicals	6,912,500	6,905,400	6,921,140	(4)
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.40%	Interactive media & services	4,000,000	3,980,000	3,996,120
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.60%	Trading companies & distributors	3,859,644	3,844,512	3,859,644	(5)
Servpro Borrower, LLC	First Lien Term Loan, LIBOR+3.50% cash due 3/26/2026	5.90%	Specialized consumer services	3,990,000	3,980,025	3,985,013
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.58%	Footwear	6,272,500	6,241,729	5,974,556	(5)
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.83%	Healthcare services	5,925,000	5,877,609	5,921,297	(4)(5)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.90%	Human resources & employment services	3,117,579	3,111,589	3,086,404	(4)(5)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,090,000
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	6.15%	Data processing & outsourced services	4,942,462	4,925,136	4,965,099	(4)(5)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.34%	Aerospace & defense	3,000,000	2,973,350	2,996,250	(4)(5)
Total Portfolio Investments				$161,878,444	$160,734,381	$158,172,047
__________
(1) Represents the current interest rate as of June 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of June 30, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.40%, the 60-day LIBOR at 2.35%, the 90-day LIBOR at 2.33% and the 180-day LIBOR at 2.20%.
(3) Represents the current determination of fair value as of June 30, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of June 30, 2019.
(5) Loan includes interest rate floor, which is generally 1.00%.

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Air Newco LLC	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.03%	IT consulting & other services	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	5,000,000	4,853,898	5,029,700	(4)
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	7,000,000	6,930,000	7,028,455	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	6,875,051	6,875,051	6,942,358	(5)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.39%	Application software	$3,750,800	$3,719,206	$3,728,294	(4)(5)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.74%	Computer & electronics retail	3,000,000	2,970,000	2,996,250	(4)
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & Consulting Services	3,970,000	3,899,167	3,952,818	(4)(5)
Bison Midstream Holdings LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.39%	Restaurants	4,900,000	4,888,197	4,777,500	(5)
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	5,970,000	5,915,738	5,992,388	(4)(5)
CM Delaware LLC	First Lien Term Loan, LIBOR+5.25% cash due 3/18/2021	7.64%	Interactive media & services	2,053,658	2,052,561	2,002,316	(5)
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	5,000,000	4,976,145	5,025,000	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/13/2021	8.99%	Specialty chemicals	4,330,233	4,295,307	4,330,288	(5)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	5,955,000	5,901,647	5,999,664	(5)
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.85%	Pharmaceuticals	4,732,907	4,712,773	4,718,117	(4)(5)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	8.07%	Insurance brokers	4,863,924	4,767,629	4,876,084	(5)
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	7,960,000	7,808,276	8,077,728	(4)(5)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	4,186,250	4,119,789	4,147,707	(4)(5)
	Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	845,676	835,253	837,883	(5)
Total MHE Intermediate Holdings, LLC				5,031,926	4,955,042	4,985,590
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	3,412,500	3,382,166	3,412,500	(4)(5)
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	5,472,500	5,447,047	5,479,341	(5)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	5,929,606	5,878,236	5,759,129	(5)
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/13/2025	6.39%	Commodity chemicals	6,965,000	6,956,910	7,078,288	(4)(5)
R1 RCM Inc.	First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025	7.65%	Healthcare services	7,000,000	6,800,665	7,017,500	(4)
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.71%	Trading companies & distributors	3,889,854	3,871,269	3,880,130	(5)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	6,321,250	6,283,276	6,005,189	(5)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.74%	Human resources & employment services	5,939,699	5,926,444	5,984,248	(4)(5)
Unimin Corp.	First Lien Term Loan, LIBOR+3.75% cash due 5/17/2025	6.14%	Oil & gas equipment & services	6,982,500	6,982,500	6,621,714	(5)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	4,977,494	4,957,752	5,008,602	(5)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	3,000,000	2,970,428	3,006,570	(4)(5)
Total Portfolio Investments				$160,746,402	$159,310,303	$160,260,951
__________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%.

(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of September 30, 2018.
(5) Loan includes interest rate floor, which is generally 1.00%.

The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.2 million and $55.6 million, respectively, as of June 30, 2019 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of June 30, 2019 and September 30, 2018, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. For the three and nine months ended June 30, 2019, we earned interest income of $1.5 million and $4.4 million on our investment in the Subordinated Notes, respectively. For the three and nine months ended June 30, 2018, we earned interest income of $1.6 million and $4.7 million, respectively, on our investment in the Subordinated Notes, of which $0.6 million and $1.6 million was PIK interest income, respectively. We did not earn any dividend income for the three and nine months ended June 30, 2019 and 2018 with respect to our investment in the LLC equity interests of the OCSI Glick JV.
Below is certain summarized financial information for the OCSI Glick JV as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018:

	June 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2019: $160,734,381; cost September 30, 2018: $159,310,303)	$158,172,047	$160,260,951
Cash and cash equivalents	703,754	2,055,935
Restricted cash	2,815,656	2,036,487
Due from portfolio companies	—	53,006
Other assets	1,991,683	1,781,502
Total assets	$163,683,140	$166,187,881

Senior credit facility payable	$85,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds June 30, 2019: $75,540,887; proceeds September 30, 2018: $75,874,536)	63,582,487	66,871,054
Other liabilities	14,218,714	5,034,888
Total liabilities	$163,683,140	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$163,683,140	$166,187,881

	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018
Selected Statements of Operations Information:
Interest income	$3,261,956	$2,529,375	$9,471,420	$6,485,597
Fee income	—	12,364	—	76,004
Total investment income	3,261,956	2,541,739	9,471,420	6,561,601
Interest expense	2,882,442	3,132,972	8,764,170	8,479,078
Other expenses	18,865	36,430	132,222	169,689
Total expenses (1)	2,901,307	3,169,402	8,896,392	8,648,767
Net unrealized appreciation (depreciation)	(408,962)	8,889,836	(558,068)	10,999,243
Realized gain (loss)	48,313	(8,262,173)	(16,960)	(8,912,077)
Net income (loss)	$—	$—	$—	$—
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
During the three and nine months ended June 30, 2019 and 2018, we did not sell any debt investments to the OCSI Glick JV.

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
Comparison of Three and Nine Months Ended June 30, 2019 and June 30, 2018
Total Investment Income
Total investment income includes interest on our investments and fee income.
Total investment income for the three months ended June 30, 2019 and June 30, 2018 was $13.8 million and $11.7 million, respectively. For the three months ended June 30, 2019, this amount consisted of $13.5 million of interest income from portfolio investments and $0.3 million of fee income. For the three months ended June 30, 2018, this amount primarily consisted of $11.4 million of interest income from portfolio investments (which included $0.6 million of PIK interest) and $0.3 million of fee income. The increase of $2.1 million in our total investment income for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was due primarily to $1.4 million of acceleration of interest income and prepayment fees earned in connection with the exit of an investment during the quarter, higher leverage and increases to LIBOR.
Total investment income for the nine months ended June 30, 2019 and June 30, 2018 was $37.5 million and $32.9 million, respectively. For the nine months ended June 30, 2019, this amount consisted of $37.0 million of interest income from portfolio investments and $0.5 million of fee income. For the nine months ended June 30, 2018, this amount primarily consisted of $31.6 million of interest income from portfolio investments (which included $1.7 million of PIK interest) and $1.3 million of fee income. The increase of $4.6 million in our total investment income for the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, was due primarily to $1.4 million of acceleration of interest income and prepayment fees earned in connection with the exit of an investment during the quarter, higher leverage and increases to LIBOR, partially offset by lower structuring fees during the period.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2019 and June 30, 2018 were $7.9 million and $6.6 million, respectively. The increase of $1.3 million in our net expenses for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to a $0.6 million increase in interest expense, which was attributable to increases in LIBOR and leverage, and a $0.8 million increase in Part I incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income, partially offset by a $0.2 million decrease in professional fees.
Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2019 and June 30, 2018 were $21.6 million and $18.7 million, respectively. The increase of $2.8 million in our net expenses for the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, was primarily due to a $2.0 million increase in interest expense, which was attributable to increases in LIBOR and leverage, and a $1.9 million increase in Part I incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income, partially offset by a $1.2 million decrease in professional fees.
Net Investment Income
As a result of the $2.1 million increase in total investment income and the $1.3 million increase in net expenses, net investment income for the three months ended June 30, 2019 increased by approximately $0.8 million, as compared to the three months ended June 30, 2018.
As a result of the $4.6 million increase in total investment income and the $2.8 million increase in net expenses, net investment income for the nine months ended June 30, 2019 increased by approximately $1.8 million, as compared to the nine months ended June 30, 2018.
Realized Gain (Loss)
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of investments, foreign currency and the cost basis without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

During the three months ended June 30, 2019, we recorded net realized gains of $0.2 million in connection with the exit of various investments. During the three months ended June 30, 2018, we recorded net realized losses of $24.6 million, which was primarily attributable to the disposal of our investments in Ameritox Ltd. and Metamorph US 3, LLC.
During the nine months ended June 30, 2019, we recorded net realized gains of $1.5 million in connection with the exit of various investments. During the nine months ended June 30, 2018, we recorded net realized losses of $28.0 million primarily in connection with the exit of our investments in Ameritox Ltd., Metamorph US 3, LLC and the first lien term loan of New Trident Holdcorp, Inc.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $(2.6) million and $21.2 million, respectively. For the three months ended June 30, 2019, this consisted of $2.3 million of unrealized depreciation of debt investments, $0.1 million of unrealized depreciation of foreign currency forward contracts, and $0.3 million of net unrealized depreciation related to exited investments (a portion of which results in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments. For the three months ended June 30, 2018, this consisted of $24.5 million of net unrealized appreciation related to exited investments (a portion of which resulted in reclassification to realized losses), which was primarily related to the disposal of our investments in Ameritox, Ltd. and Metamorph US 3, LLC, offset by $3.3 million of net unrealized depreciation on debt investments.
During the nine months ended June 30, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $(13.6) million and $26.1 million, respectively. For the nine months ended June 30, 2019, this consisted of $11.7 million of unrealized depreciation of debt investments, $0.1 million of unrealized depreciation of foreign currency forward contracts and $1.9 million of net unrealized depreciation from exited investments (a portion of which results in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments. For the nine months ended June 30, 2018, this consisted of $28.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in reclassification to realized losses), which was primarily related to the disposal of our investments in Ameritox Ltd., Metamorph US 3, LLC and the first lien term loan of New Trident Holdcorp, Inc., and $0.8 million of net unrealized appreciation on equity investments, offset by $2.8 million of net unrealized depreciation on debt investments.
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
For the nine months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $2.4 million. During that period, $21.9 million of cash was used by operating activities, primarily consisting of cash used to fund $198.5 million of investments, partially offset by $156.8 million of principal payments and proceeds from the sale of investments, an increase in net payables from unsettled transactions of $3.0 million and the cash activities related to $16.0 million of net investment income. During the same period, cash provided by financing activities was $19.5 million, primarily consisting of $33.2 million of net borrowings under our credit facilities and partially offset by $13.5 million of cash distributions paid to our stockholders.
For the nine months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $18.7 million. During that period, $1.1 million of cash was used by operating activities, primarily consisting of cash used to fund $371.8 million of investment purchases and a $5.8 million decrease in net payables from unsettled transactions, offset by $362.6 million of principal payments and proceeds from the sale of investments and cash activities related to $14.2 million of net investment income. During the same period, cash used by financing activities was $17.7 million, primarily consisting of $2.4 million of net repayments under our credit facilities and $13.8 million of cash distributions paid to our stockholders and $1.3 million of deferred financing costs paid.

As of June 30, 2019, we had $14.0 million of cash and cash equivalents (including $9.9 million of restricted cash), portfolio investments (at fair value) of $588.6 million, $3.0 million of interest, dividends and fees receivable, $6.8 million of net payables from unsettled transactions, $308.3 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $21.7 million. Pursuant to the terms of the Citibank Facility (as defined below), we are restricted in terms of access to $3.6 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of June 30, 2019, $5.5 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility (as defined below). As of June 30, 2019, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility (as defined below).
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
Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2017:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Quarterly	August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
Quarterly	February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
Quarterly	May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Citibank Facility
As of June 30, 2019 and September 30, 2018, we were able to borrow $180 million under a revolving credit facility with us, as collateral manager, OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and Wells Fargo Bank, N.A., as collateral agent, or the Citibank Facility. As of June 30, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of June 30, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years. In addition, through the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of June 30, 2019, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of June 30, 2019 and September 30, 2018, we had $132.2 million and $110.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.559% and 4.179% for the nine months ended June 30, 2019 and 2018, respectively. For the three and nine months ended June 30, 2019, we recorded interest expense of $1.7 million and $4.8 million respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2018, the Company recorded interest expense of $1.1 million and $2.9 million, respectively, related to the Citibank Facility.

East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of June 30, 2019, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate, in each case with a 3.5% floor. The East West Bank Facility matures on January 6, 2021. As of June 30, 2019, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of June 30, 2019 and September 30, 2018, we had $14.0 million and $8.0 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.485% and 5.862% for the nine months ended June 30, 2019 and 2018, respectively. For the three and nine months ended June 30, 2019, we recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility. For the three and nine months ended June 30, 2018, we recorded interest expense of $0.1 million and $0.5 million, respectively, related to the East West Bank Facility.
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
Under the Deutsche Bank Facility, as of June 30, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through November 15, 2019 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of February 18, 2020, the occurrence of an event of default or completion of a securitization transaction.
As of June 30, 2019 and prior to September 27, 2019, borrowings under the Deutsche Bank Facility bear interest at a rate equal to the three-month LIBOR plus 2.00%, following which the interest rate will reset to three-month LIBOR plus 2.10% for the remaining term of the Deutsche Bank Facility. No up-front commitment fees were paid by us in connection with the Deutsche Bank Facility. There is a non-usage fee of 0.25% per annum payable on the undrawn amount under the Deutsche Bank Facility through December 24, 2018, following which the non-usage fee increases to 0.50% per annum for the remaining term of the Deutsche Bank Facility.
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
As of June 30, 2019 and September 30, 2018, we had $162.1 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the nine months ended June 30, 2019, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.553%. For the three and nine months ended June 30, 2019, and we recorded interest expense of $2.0 million and $5.6 million, respectively, related to the Deutsche Bank Facility.
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

For the three and nine months ended June 30, 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Interest expense	$1,978,932	$5,246,712
Loan administration fees	15,899	55,328
Amortization of debt issuance costs	72,526	217,578
Total interest and other debt financing expenses	$2,067,357	$5,519,618
Cash paid for interest expense	$1,652,574	$4,847,739
Annualized average interest rate	4.285%	3.758%
Average outstanding balance	$180,000,000	$180,494,505
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2019 and September 30, 2018, our only off-balance sheet arrangements consisted of $21.7 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of June 30, 2019 and September 30, 2018 is shown in the table below:

	June 30, 2019	September 30, 2018
OCSI Glick JV LLC	$13,998,029	$13,998,029
MHE Intermediate Holdings, LLC	3,315,500	3,901,478
CircusTrix Holdings LLC	1,070,055	1,070,055
Mindbody, Inc.	952,381	—
Internet Pipeline, Inc.	800,000	800,000
Apptio, Inc.	692,308	—
GKD Index Partners, LLC	444,444	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	80,000	70,000
4 Over International, LLC	52,806	68,452
Asset International, Inc.	—	2,500,000
Total	$21,699,641	$22,813,243
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of June 30, 2019	Weighted average debt outstanding for the nine months ended June 30, 2019	Maximum debt outstanding for the nine months ended June 30, 2019
Citibank Facility	$110,056,800	$132,156,800	$124,858,998	$139,156,800
Deutsche Bank Facility	157,000,000	162,100,000	153,955,678	170,500,000
East West Bank Facility	8,000,000	14,000,000	7,985,348	14,000,000
Total debt	$275,056,800	$308,256,800	$286,800,024

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of June 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Citibank Facility	$132,156,800	$—	$—	$132,156,800	$—
Interest due on Citibank Facility	22,514,490	5,556,314	11,112,628	5,845,548	—
Deutsche Bank Facility	162,100,000	162,100,000	—	—	—
Interest due on Deutsche Bank Facility	4,756,604	4,756,604	—	—	—
East West Bank Facility	14,000,000	—	14,000,000	—	—
Interest due on East West Bank Facility	1,127,614	740,250	387,364	—	—
Total	$336,655,508	$173,153,168	$25,499,992	$138,002,348	$—
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
Recent Developments
Distribution Declaration
On August 2, 2019, our Board of Directors declared a quarterly distribution of $0.155 per share, payable on September 30, 2019 to stockholders of record on September 13, 2019.

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
As of June 30, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates and had interest rate floors between 0% and 1.25%.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$18,424,234	$(9,247,704)	$9,176,530
200	12,282,823	(6,165,136)	6,117,687
100	6,141,411	(3,082,568)	3,058,843

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(6,123,705)	$3,082,568	$(3,041,137)
200 (1)	(9,805,360)	6,165,136	(3,640,224)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$13,040,004	$—	$13,812,673	$—
Prime rate	9,339,490	—	5,520,146	—
LIBOR:
30 day	356,233,640	14,000,000	317,598,350	8,000,000
60 day	—	—	—	—
90 day	232,810,057	294,256,800	220,128,521	267,056,800
180 day	9,394,444	—	23,403,305	—
360 day	—	—	3,345,594	—
UK LIBOR:
30 day	6,363,500	—	—	—
Fixed rate	—	—	—	—
Total	$627,181,135	$308,256,800	$583,808,589	$275,056,800

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1*
Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 27, 2019 among OCSI Senior Funding Ltd., as borrower, Oaktree Strategic Income Corporation, as Service, and Deutsche Bank AG, New York Branch as facility agent and as a committed lender.

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
Date: August 6, 2019