Form 10-K
period 2019-09-30
Oaktree Strategic Income Corp
filed 2019-11-20
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35999
Oaktree Strategic Income Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	61-1713295 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OCSI	The Nasdaq Stock Market LLC
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2019 was $172,343,222. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 29,466,768 shares of common stock outstanding as of November 18, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2019

PART I

Item 1.     Business
General
Oaktree Strategic Income Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we,” “us” or “our”, is a specialty finance company dedicated to providing customized capital solutions for middle-market companies in both the syndicated and private placement markets. We were formed in May 2013, commenced operations on June 29, 2013, and currently operate as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition, we have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements.
As of October 17, 2017, we are externally managed by Oaktree Capital Management, L.P., which we also refer to as “Oaktree” or our “Adviser,” pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is a subsidiary of Oaktree Capital Group, LLC, or OCG. In 2019, Brookfield Asset Management, Inc., which we refer to as "Brookfield," acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator,” a subsidiary of our Adviser, provides certain administrative and other services necessary for us to operate.
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
Our portfolio totaled $597.1 million at fair value as of September 30, 2019 and was comprised of 84 portfolio companies, including our investment in subordinated notes and limited liability company, or LLC, equity interests in OCSI Glick JV LLC, or the OCSI Glick JV. At fair value as of September 30, 2019, 90.9% of our portfolio consisted of senior secured floating rate debt investments and 9.1% of the portfolio consisted of investments in the subordinated notes of the OCSI Glick JV. The weighted average annual yield of our debt investments at fair value as of September 30, 2019, including the return on our subordinated note investment in the OCSI Glick JV, was approximately 7.4%, including 7.3% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.

We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. At a special meeting of stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2019, we had a debt to equity ratio of 1.04x (i.e., one dollar of equity for each $1.04 of debt outstanding). Over time and under current market conditions, we generally expect to increase leverage to a debt to equity ratio of 1.20x to 1.60x (i.e., one dollar of equity for each $1.20 to $1.60 of debt outstanding).
Our Adviser
We are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Our Adviser is a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of our Adviser’s senior executives and investment professionals have been investing together for over 33 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2019, our Adviser (together with its affiliates) had approximately $122 billion in assets under management1. Our Adviser emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a 120-year history and over $500 billion of assets under management (inclusive of Oaktree) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, Oaktree's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
Our Adviser’s primary firm-wide goal is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser to attract and retain an extremely talented group of investment professionals, or the Investment Professionals. As of September 30, 2019, our Adviser had over 950 professionals in 18 cities and 13 countries, including 39 portfolio managers with an average experience of 24 years and approximately 950 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy, consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.

______________________
1 References to “assets under management” or “AUM” represent assets managed by our Adviser and a proportionate amount of the AUM reported by DoubleLine Capital LP, or Doubleline, in which our Adviser owns a 20% minority interest. Our Adviser’s methodology for calculating AUM includes (i) the net asset value of assets managed directly by our Adviser, (ii) the leverage on which management fees are charged, (iii) undrawn capital that our Adviser is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles, or CLOs, the aggregate par value of collateral assets and principal cash, (v) for publicly-traded Business Development Companies, gross assets (including assets acquired with leverage), net of cash, and (vi) our Adviser’s pro rata portion of the AUM reported by DoubleLine. Our Adviser’s calculation of AUM may differ from the calculations of other asset managers and, as a result, our Adviser’s measurements of AUM may not be comparable to similar measures presented by other asset managers. Our Adviser’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to regulatory definitions.

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
Our Administrator
We entered into an administration agreement, as amended from time to time, or the Administration Agreement, with Oaktree Administrator, a Delaware limited liability company and a wholly owned subsidiary of Oaktree. The principal executive offices of Oaktree Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, Oaktree Administrator provides services to us, and we reimburse Oaktree Administrator for costs and expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
Business Strategy
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•
Emphasis on Proprietary Deals.    Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate and, to a lesser extent strategically accessing the broadly syndicated and private placement markets. Dedicated sourcing professionals of our Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser has invested more than $14 billion in over 250 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

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

•
Disciplined Portfolio Management. Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and, with the exception of investment vehicles with a diversified portfolio, limiting positions to no more than 5% of our portfolio.

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

•
Completion of Portfolio Repositioning.    Since becoming our Adviser, Oaktree has reduced the investments it has identified as non-core by approximately $250 million at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which is approximately $43 million at fair value as of September 30, 2019. Our Adviser intends to generate consistent income to support sustainable dividends through (1) providing larger, more liquid first lien loans in the established middle market, (2) minimizing risk of principal loss, with reduced focus on opportunities for capital appreciation, (3) mitigating interest rate risk by targeting floating-rate loans and (4) strategically accessing the broadly syndicated and private placement markets.

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
Identification of Investment Opportunities
The Investment Professionals employ a rigorous process to identify and evaluate potential investments. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, market-level changes and company characteristics.
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

•
Covenant Protections.    We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

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
Source
Strategic Credit has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
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
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser intends to monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
Investments
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies primarily with senior secured debt financings that pay us interest at a floating rate. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of these criteria. Our Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings enabling our Adviser to focus on risk control. Most of our debt investments are collateralized by a first lien on the assets of the portfolio company. As of September 30, 2019, 90.9% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. Our Adviser is generally focused on middle-market companies. A substantial source of return is monthly or quarterly interest that we collect on our debt investments, including payment-in-kind, or PIK, interest which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our debt investments may generally consist of the following:

•
First Lien Loans.    Our first lien loans generally have terms of three to seven years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Unitranche Loans.    Our unitranche loans generally have terms of five to seven years and provide for a variable or fixed interest rate, contain prepayment penalties and are generally secured by a first priority security interest in all existing and future assets of the borrower. Our unitranche loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit. Unitranche loans typically provide a borrower with all of its capital except for common equity often with higher interest rates than those associated with traditional first lien loans.

•
Second Lien Loans.    Our second lien loans generally have terms of five to eight years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower.

Equity Investments
When we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which are usually in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, we generally seek to structure our non-control equity investments to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.
OCSI Glick JV
We and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest through the OCSI Glick JV, an unconsolidated Delaware limited liability company. The OCSI Glick JV was formed in October 2014 and began investing in April 2015 primarily in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and all portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. Additionally, the OCSI Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, with a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and, as of September 30, 2019, permits up to $125.0 million of borrowings. As of September 30, 2019 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. At September 30, 2019, we had funded approximately $84.0 million of our commitment. As of September 30, 2019, our investment in the OCSI Glick JV was approximately $54.3 million at fair value. We do not consolidate the OCSI Glick JV in our Consolidated Financial Statements. As of September 30, 2019, OCSI Glick JV was invested in a portfolio of senior secured loans to 39 portfolio companies in industries similar to the companies in our portfolio.
Valuation Procedures
As a Business Development Company, we may invest in illiquid debt and equity securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.

Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement.
Management Services
Subject to the overall supervision of our Board of Directors, Oaktree manages our day-to-day operations and provides us with investment advisory services. Under the Investment Advisory Agreement, Oaktree:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, monitors and services the investments we make;

•	determines what securities and other assets we purchase, retain or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably required for the investment of our funds.
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

The following is a graphical representation of the calculation of the incentive fee on income under the Investment Advisory Agreement:

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)
Percentage of pre-incentive fee net investment income allocated to income-related portion of incentive fee
Under the Investment Advisory Agreement, the second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee.
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

•
Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•
Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•
Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•
Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•
Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million

Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser at the end of each quarter. In order to ensure that our Former Adviser received any compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay our Former Adviser the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017 of $0.3 million.
Duration and Termination
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until September 30, 2021 and thereafter from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

Fee Waiver

         For the two-year period commencing on October 17, 2017, Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser (as defined below) in the aggregate under the Former Investment Advisory Agreement (as defined below).
Organization of our Adviser
Our Adviser is a Delaware limited partnership that is registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the Investment Advisory Agreement
Our Board of Directors met in person with Oaktree to consider the Investment Advisory Agreement on May 3, 2019. At the in-person meeting held on May 3, 2019, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. Such independent directors met separately with independent counsel in connection with their review of the Investment Advisory Agreement and the Brookfield transaction. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

•	the nature, extent and quality of services performed by Oaktree;

•	the investment performance of us and funds managed by Oaktree with a similar investment objective to us;

•	the costs of services provided and the profits realized by Oaktree and its affiliates from their relationship with us;

•	the possible economies of scale that would be realized due to our growth;

•	whether fee levels reflect such economies of scale for the benefit of investors;

•
comparisons of services rendered to and fees paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other Oaktree clients; and

•	whether consummation of the Brookfield transaction would have any effect on the above considerations.

No single factor was determinative of the decision of our Board of Directors, including all of the independent directors, to approve the Investment Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. Following this process, our Board of Directors, including all of the independent directors, unanimously voted to approve the Investment Advisory Agreement subject to stockholder approval. Our stockholders approved the Investment Advisory Agreement on June 28, 2019.
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

Former Investment Advisory Agreement
Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, which we refer to as our “Former Adviser”, and we were named Fifth Street Senior Floating Rate Corp. The following is a description of the Former Investment Advisory Agreement, which was terminated on October 17, 2017. The Former Investment Advisory Agreement was effective June 27, 2013 through its termination on October 17, 2017.
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
Incentive Fee
The incentive fee paid to our Former Adviser had two parts. The first part was calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter subject to a “hurdle rate” of 1.5% per quarter, and a “catch-up” provision. Our net investment income used to calculate this part of the incentive fee was also included in the amount of our gross assets used to calculate the 1.0% base management fee.
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
Administration Agreement
Effective October 17, 2017, we are party to the Administration Agreement with Oaktree Administrator. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to us necessary for our operations, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by our Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of us, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to our Board of Directors of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of our business and affairs, in each case, as it shall determine to be desirable or as reasonably required by our Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
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
For providing these services, facilities and personnel, we reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the rent of our principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree Administrator and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree Administrator’s services under the Administration Agreement or otherwise as our administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect until September 30, 2021 and thereafter from year-to-year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Former Administration Agreement
Prior to its termination by its terms on October 17, 2017, we were party to an administration agreement, or the Former Administration Agreement, with a wholly-owned subsidiary of the Former Adviser, or the Former Administrator. Pursuant to the Former Administration Agreement, our Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above under “- Administration Agreement.” For providing these services, facilities and personnel, we reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, our Former Administrator. Our allocable portion of our Former Administrator’s costs was determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which our Former Administrator provided administrative services.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Specialty Lending Corporation, or OCSL, a publicly-traded Business Development Company, and Oaktree Strategic Income II, Inc., or OSI II, a privately offered Business Development Company. All of our executive officers serve in substantially similar capacities for OCSL and OSI II, all of our independent directors serve as independent directors of OCSL, and one of our independent directors serves as an independent director of OSI II. OCSL has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II also makes similar investments. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSL, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders.
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

Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree is committed to treating all clients fairly and equitably over time such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
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

Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above is fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.
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
Managerial Assistance to Portfolio Companies
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
Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, “temporary investments”) so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
At a special meeting of stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity.
Consistent with applicable legal and regulatory requirements, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as calculated as provided in the Investment Company Act, is at least 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for generally up to 60 days for temporary purposes without regard to asset coverage.
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
Code of Ethics
We have adopted a joint code of ethics with OCSL pursuant to Rule 17j-1 under the Investment Company Act and we have also approved Oaktree’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at

1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at www.sec.gov and are available at the Investors: Corporate Governance portion of our website at www.oaktreestrategicincome.com.
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
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Oaktree Strategic Income Corporation, Chief Compliance Officer, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Reporting Obligations
We file annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
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
Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on public companies and their insiders. For example:

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

Stock Exchange Corporate Governance Regulations
The Nasdaq Global Select Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations as applicable to us.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

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
When recessionary conditions exist, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called "Brexit") has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom was expected to leave the EU on March 29, 2019, the timing of such departure has been delayed and uncertainty remains as to the exact timing and process (and whether such departure will ultimately occur), which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our credit facilities. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Adviser to receive incentive fees.
Any general increase in interest rates would likely have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, a general increase in interest rates may make it easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement and may result in a substantial increase in the amount of the income-based incentive fee payable to our Adviser.
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
In addition, the participation of the Investment Professionals in the valuation process, and the indirect pecuniary interest of John B. Frank, an interested member of our Board of Directors, in the Adviser could result in a conflict of interest as the management fee payable to our Adviser is based on our gross assets and the incentive fees earned by the Adviser will be based, in part, on unrealized gains and losses.
Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Adviser. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Adviser have departed in the past and current key personnel could depart at any time. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.
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
Our base management fee is payable based upon our gross assets, which includes borrowings for investment purposes, which may encourage our Adviser to use leverage to make additional investments. Given the subjective nature of the investment decisions made by our Adviser on our behalf and the discretion related to incurring leverage in connection with any such investments, we will be unable to monitor this potential conflict of interest between us and our Adviser.

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
In addition, our Adviser may be entitled to receive an incentive fee based upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our Adviser.
The incentive fee we pay to our Adviser relating to capital gains may be effectively greater than 17.5%.
The Adviser may be entitled to receive an incentive fee based on our capital gains, calculated on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year. As a result of the operation of the cumulative method of calculating such capital gains portion of the incentive fee, the cumulative aggregate capital gains fee received by our Adviser could be effectively greater than 17.5%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. This result would occur to the extent that, following receipt by the Adviser of a capital gain incentive fee, we subsequently realized capital depreciation and capital losses in excess of cumulative realized capital gains. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our securities.
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

As of September 30, 2019, we had $126.1 million of outstanding indebtedness under the Citibank Facility; $157.6 million outstanding indebtedness under the Deutsche Bank Facility; and $11.0 million outstanding under the East West Bank Facility. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2019 was 4.2% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2019 total assets of at least 2.12%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.

Historically, as a Business Development Company, under the Investment Company Act we generally were not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, on March 23, 3018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to Business Development Companies from 200% to 150% (i.e., the amount of debt may not exceed 66.67% of the value of the Business Development Company’s assets) so long as the Business Development Company meets certain disclosure requirements and obtains certain approvals. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of July 11, 2018. If we incur additional leverage in accordance with the reduced asset coverage requirements, our net asset value will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-24.68%	-14.50%	-4.32%	5.85%	16.03%

For purposes of this table, we have assumed $579.1 million in total assets (less all liabilities and indebtedness not represented by senior securities), $294.7 million in debt outstanding, $284.5 million in net assets as of September 30, 2019, and a weighted average interest rate of 4.2% as of September 30, 2019 (exclusive of deferred financing costs). Actual interest payments may be different.

We are subject to certain risks associated with our credit facilities.
As of September 30, 2019, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Because we will continue to need capital to grow our investment portfolio, these limitations together with the asset coverage requirements applicable to us may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, except in situations described below, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, a publicly-traded Business Development Company, and OSI II, a privately offered Business Development Company. All of our executive officers serve in substantially similar capacities for OCSL and OSI II, all of our independent directors serve as independent directors of OCSL, and one of our independent directors serves as an independent director of OSI II. OCSL has historically invested in debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle-market companies similar to those we target for investment. OSI II also makes similar investments. In addition, though not the primary focus of its investment portfolio, OCSL’s investments also include floating rate senior loans. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSL, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.

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
As a Business Development Company, we are required to invest at least 70% of our total assets primarily in securities of U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment.
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
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the Investment Company Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). We cannot assure you that equity financing will be available to us on favorable terms, or at all.  If additional funds are not available to us, we could be forced to curtail or cease new investment activities.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations. In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019. In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.
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
We may be the target of litigation or similar proceedings in the future.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
Certain of our debt investments consist of debt securities for which issuers are not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Increases in interest rates may affect the ability of our portfolio companies to repay debt or pay interest, which may in turn affect the value of our portfolio investments, and our business, financial condition and results of operations.
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

•	may have difficulty accessing the capital markets to fund capital needs, which may limit their ability to grow or repay outstanding indebtedness at maturity;

•	may not have audited financial statements or be subject to the Sarbanes-Oxley Act and other rules that govern public companies;

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

As a result of these limitations, we must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. In addition, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

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
Our investments may include OID and contractual PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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
We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and suffer losses. Our investments may be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our Adviser or any of its affiliates have material nonpublic information regarding the portfolio company.
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
Our investments may include companies with significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in first lien loans issued by middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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
Certain loans that we make to portfolio companies are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secures the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
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
We do not, and do not expect to, control most of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor, including actions that could decrease the value of our investment. Due to the lack of liquidity for the majority of our investments, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation.
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
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the Investment Company Act.
Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.
We may have foreign currency risks related to our investments denominated in currencies other than the U.S. dollar.
As of September 30, 2019, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
We may expose ourselves to risks if we engage in hedging transactions.
Subject to applicable provisions of the Investment Company Act and applicable regulations promulgated by the Commodity Futures Trading Commission, we have in the past and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under any credit facility from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and Business Development Companies;

•	loss of our Business Development Company or RIC status;

•	changes in earnings or variations in operating results or distributions that exceed our net investment income;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in accounting guidelines governing valuation of our investments;

•
changes in the value of our portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of our portfolio companies;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our Adviser’s key personnel; and

•	general economic trends and other external factors.
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

PART II — OTHER INFORMATION

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock currently trades on the Nasdaq Global Select Market under the symbol “OCSI.” The following table sets forth, for each fiscal quarter during the last two most recently completed fiscal years and for the current fiscal year, the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market, the premium (discount) of sales price to our net asset value, or NAV, and the distributions declared by us for each fiscal quarter:

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2018
First quarter	$9.84	$9.06	$7.03	(7.9)%	(28.6)%	$0.190
Second quarter	$9.99	$8.57	$7.44	(14.2)%	(25.5)%	$0.140
Third quarter	$9.91	$8.60	$7.84	(13.2)%	(20.9)%	$0.145
Fourth quarter	$10.04	$8.87	$8.08	(11.7)%	(19.5)%	$0.155
Year ended September 30, 2019
First quarter	$9.43	$8.68	$7.52	(8.0)%	(20.3)%	$0.155
Second quarter	$9.74	$8.67	$7.66	(11.0)%	(21.4)%	$0.155
Third quarter	$9.71	$8.81	$8.10	(9.3)%	(16.6)%	$0.155
Fourth quarter	$9.65	$8.50	$7.54	(11.9)%	(21.9)%	$0.155
Year ending September 30, 2020
First quarter (through November 18, 2019)	*	$8.27	$8.02	*	*	(4)
__________
* Not determinable at the time of filing.

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low sales price less NAV, divided by NAV.

(3)
Represents the distribution paid or to be paid in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. Distributions by us are generally taxable to U.S. stockholders as ordinary income or capital gains.

(4)	On November 12, 2019, our Board of Directors declared a distribution of $0.155 per share payable on December 31, 2019 to stockholders of record on December 13, 2019.
The last reported price for our common stock on November 18, 2019 was $8.09 per share, which represented a 16.2% discount to our NAV as of September 30, 2019. As of November 18, 2019, we had four stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2019.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Strategic Income Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Russell 2000 Financial Services Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2014 and its relative performance is tracked through September 30, 2019. The stock performance graph shows returns during management by the Former Adviser for the period from September 30, 2014 through October 16, 2017 and during management by Oaktree for the period from October 17, 2017 through September 30, 2019.

	September 30, 2014	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019
Oaktree Strategic Income Corporation	100.00	82.16	89.94	101.43	107.48	110.48
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
Russell 2000 Financial Services	100.00	108.20	125.41	153.60	164.03	161.81

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2019 and 2018.

Fee and Expenses
The following table is intended to assist stockholders in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to fees or expenses paid by “you” or “us”, or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us. Such expenses also include those of our consolidated subsidiaries.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	2.14%	(5)
Incentive fees (17.5%)	1.51%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	4.88%	(7)
Other expenses	1.50%	(8)
Total annual expenses	10.03%	(9)
__________

(1)	If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the applicable sales load.

(2)	In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses.

(3)	The expenses of administering our dividend reinvestment plan are included in “Other expenses.”

(4)	Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.

(5)
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.00% of the average value of our total gross assets at the end of the two most recently completed quarters, including any investment made with borrowings, but excluding cash and cash equivalents. For purposes of this table, we have assumed $609.3 million of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2019. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” for additional information.

(6)
The incentive fee consists of two parts. Under the Investment Advisory Agreement, the incentive fee on income is calculated and payable quarterly in arrears based upon our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” for additional information.

Under the Investment Advisory Agreement, the second part of the incentive fee (the “capital gains incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains or losses and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee.

For the two-year period commencing on October 17, 2017, the Adviser agreed to waive, to the extent necessary, any management or incentive fees payable to the Adviser that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. For illustrative purposes, however, the table above assumes that no management or incentive fees payable to the Adviser were waived by the Adviser pursuant to this waiver.

The incentive fee referenced in the table above is based on actual amounts of the incentive fee on income incurred during the year ended September 30, 2019 and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2019.

(7)
“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as the weighted average interest rate in effect as of September 30, 2019 multiplied by the actual debt outstanding as of September 30, 2019 of $294.7 million. The weighted average interest rate for our borrowings as of September 30, 2019 was 4.2% (exclusive of deferred financing costs). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

(8)
“Other expenses” are based on estimated amounts for the current fiscal year. These expenses include certain expenses allocated to us under the Investment Advisory Agreement, including travel expenses incurred by the Adviser’s personnel in connection with investigating and monitoring our investments, such as investment due diligence.

(9)
“Total annual expenses” is presented as a percentage of net assets attributable to common stockholders because our common stockholders bear all of our fees and expenses and includes all fees and expenses of our consolidated subsidiaries.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock assuming that we hold no cash or liabilities other than debt. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above. The example does not include any sales load or offering expenses.

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$80	$242	$408	$836
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$97	$292	$487	$978
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee based on pre-incentive fee net investment income under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger a greater incentive fee, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the cash distribution payable to a participant by either (i) the greater of (a) the current NAV per share of our common stock and (b) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our Board of Directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV.

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
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Consolidated Financial Statements and Supplementary Data." The financial information as of and for the fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015 set forth below was derived from our audited financial statements and related notes, which are included in "Consolidated Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of and for the Years Ended
	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015
Statement of Operations data:
Total investment income	$49,627,470	$47,670,547	$46,571,856	$53,426,234	$51,472,531
Base management fee	5,875,236	5,657,786	5,654,699	6,134,304	5,931,155
Part I incentive fee	4,293,999	2,923,076	3,236,320	5,211,729	5,689,371
Part II incentive fee	—	—	—	—	(766,552)
Fees waived	(489,275)	(702,261)	(6,232)	(6,232)	—
All other expenses	18,807,259	20,020,614	15,265,376	16,793,749	12,340,527
Net investment income	21,140,251	19,771,332	22,421,693	25,292,684	28,278,030
Net unrealized appreciation (depreciation)	(13,705,282)	28,615,535	(17,803,657)	(16,980,524)	(12,772,168)
Net realized gains (losses)	(460,987)	(27,713,818)	(13,384,915)	(12,769,777)	406,220
Net increase (decrease) in net assets resulting from operations	6,973,982	20,673,049	(8,766,879)	(4,457,617)	15,912,082
Per share data:
Net asset value per common share at period end	$9.65	$10.04	$9.97	$11.06	$12.11
Market price at period end	8.25	8.65	8.80	8.56	8.73
Net investment income (2)	0.72	0.67	0.76	0.86	0.96
Net realized and unrealized gains (losses) (2)	(0.48)	0.03	(1.06)	(1.01)	(0.42)
Net increase (decrease) in net assets resulting from operations (2)	0.24	0.70	(0.30)	(0.15)	0.54
Distributions per common share	0.62	0.63	0.80	0.90	1.07
Balance Sheet data at period end:
Total investments at fair value	$597,104,447	$556,841,828	$560,436,660	$573,604,381	$623,647,474
Cash, cash equivalents and restricted cash	14,051,632	16,431,787	43,012,387	28,815,679	52,692,097
Other assets	12,177,635	11,858,255	5,213,604	19,997,081	21,370,913
Total assets	623,333,714	585,131,870	608,662,651	622,417,141	697,710,484
Total liabilities	338,883,708	289,386,450	315,026,217	296,587,747	340,903,381
Total net assets	284,450,006	295,745,420	293,636,434	325,829,394	356,807,103
Other data:
Weighted average yield on debt investments (1)	7.42%	7.70%	7.52%	8.58%	8.22%
Number of portfolio companies at period end	84	75	67	63	64

(1)	Weighted average yield is calculated based upon our debt investments at fair value at the end of the period.

(2)	Calculated based on weighted average shares outstanding for the period.

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
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree to reposition our portfolio and to implement Oaktree’s future plans with respect to our business;

•	the ability of Oaktree to attract and retain highly talented professionals;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in this annual report on Form 10-K.
Other factors that could cause actual results to differ materially include:

•	changes or potential disruptions in our operations, the economy, financial markets or political environment;

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
As of October 17, 2017, we are externally managed by Oaktree pursuant to the Investment Advisory Agreement. Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to the Administration Agreement.
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. We invest in unsecured loans, including subordinated loans and bonds, issued by private middle-market companies and, to a lesser extent, senior and subordinated loans and bonds issued by public companies and equity investments.
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
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by approximately $250 million, at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which is approximately $43 million at fair value as of September 30, 2019. In addition, over time and under current market conditions, Oaktree generally expects to increase leverage to a debt to equity ratio of 1.20x to 1.60x following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018. As of September 30, 2019, our debt to equity ratio was 1.04x.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $2.6 billion of syndicated middle market loan issuance in the first half of calendar year 2019.
We believe that quantitative easing and other similar monetary policies implemented by central banks worldwide in reaction to the 2008 financial crisis have created significant inflows of capital, including from private equity sponsors, focused on yield-driven products such as sub-investment grade debt. While we believe that private equity sponsors continue to have a large pool of available capital and will continue to pursue acquisitions in the middle market, increased competition from other lenders to middle-market companies together with increased capital focused on the sector have led to spread compression and higher leverage multiples across the middle market, resulting in spreads near historically low levels and average debt levels near historically high levels.
Despite the heightened competition, we believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
As of September 30, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate.  The reinvestment period of each of our borrowing facilities in place as of September 30, 2019 ends prior to the end of 2021 (and therefore prior to any phase out of LIBOR); however, we expect that any refinancings or future borrowing facilities that bear interest at floating rates indexed to LIBOR (or certain amendments to current borrowing facilities) would include procedures for the selection of a replacement reference rate following any phase out of LIBOR.  Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable.  This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Alternatively, certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Investment Advisory Agreement with Oaktree
On October 17, 2017, Oaktree became the investment adviser to each of OCSL and us.  See "Note 11. Related Party Transactions – Investment Advisory Agreement" and "– Administrative Services" in the notes to the accompanying Consolidated Financial Statements.
Asset Coverage Requirements
At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2019, we had $294.7 million in senior securities outstanding and our asset coverage ratio was 196.5%.
Critical Accounting Policies
Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, ASC Topic 946, Financial Services-Investment Companies, or ASC 946.
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
The fair value of our investments as of September 30, 2019 and 2018 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2019, 94.5% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of September 30, 2019 and September 30, 2018, approximately 95.8% and 95.2%, respectively, of our total assets represented investments at fair value.

Revenue Recognition
Interest Income
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2019, there were no investments on which we had stopped accruing cash and/or PIK interest or OID income.
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
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which typically represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by us to Oaktree. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders, even though we have not yet collected the cash and may never do so.
Fee Income
Oaktree may provide financial advisory services to portfolio companies and, in return, we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
We may structure exit fees across certain of our portfolio investments to be received upon the future exit of those investments. These fees are typically paid to us upon the earliest to occur of (i) a sale of the borrower or substantially all of its assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.
Dividend Income
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
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the OCSI Glick JV. As of September 30, 2019, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the fiscal year ended September 30, 2019.

During the year ended September 30, 2019, we originated $247.1 million of investment commitments in 33 new and 17 existing portfolio companies and funded $247.3 million of investments.
During the year ended September 30, 2019, we received $195.2 million of proceeds from prepayments, exits, other paydowns and sales and exited 25 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2019	September 30, 2018
Cost:
Senior secured loans	88.33%	87.08%
OCSI Glick JV subordinated notes	10.54	11.59
OCSI Glick JV equity interests	1.13	1.24
Equity securities, excluding the OCSI Glick JV	—	0.09
Total	100.00%	100.00%

	September 30, 2019	September 30, 2018
Fair value:
Senior secured loans	90.85%	89.14%
OCSI Glick JV subordinated notes	9.10	10.51
Equity securities, excluding the OCSI Glick JV	0.05	0.35
OCSI Glick JV equity interests	—	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2019	September 30, 2018
Cost:
Application software	12.98%	5.21%
Multi-sector holdings (1)	11.68	12.84
Aerospace & defense	5.24	5.45
Internet services & infrastructure	4.54	3.13
Diversified support services	4.38	3.99
Advertising	3.84	4.33
Integrated telecommunication services	2.78	3.29
Healthcare services	2.74	2.71
Alternative carriers	2.70	1.26
Data processing & outsourced services	2.66	0.95
Systems software	2.48	2.49
Commercial printing	2.47	2.04
Specialized finance	2.43	2.84
Oil & gas exploration & production	2.34	5.14
Pharmaceuticals	2.01	2.51
Oil & gas refining & marketing	1.89	—
Interactive media & services	1.89	—
Healthcare technology	1.74	1.56
Computer & electronics retail	1.72	1.90
Publishing	1.64	1.81
Research & consulting services	1.58	3.35
Real estate services	1.57	—
Communications equipment	1.55	2.41
IT consulting & other services	1.54	1.71
Movies & entertainment	1.54	1.37
Industrial machinery	1.49	2.37
Leisure facilities	1.43	1.53
Trading companies & distributors	1.43	1.41
Healthcare equipment	1.42	—
Metal & glass containers	1.41	1.56
Specialized REITs	1.38	1.51
Human resource & employment services	1.29	1.67
Biotechology	1.27	—
Household appliances	1.09	1.21
Electrical components & equipment	1.02	2.03
Auto parts & equipment	0.92	1.01
Household products	0.80	0.88
Commodity chemicals	0.78	1.73
Specialty chemicals	0.75	0.83
Environmental & facilities services	0.67	2.16
Personal products	0.48	2.02
General merchandise stores	0.25	0.33
Oil & gas equipment & services	0.10	1.53
Oil & gas storage & transportation	0.09	0.84
Investment banking & brokerage	—	0.96
Specialized consumer services	—	0.96
Specialty stores	—	0.68
Hypermarkets & super centers	—	0.49
	100.00%	100.00%

	September 30, 2019	September 30, 2018
Fair value:
Application software	13.52%	5.53%
Multi-sector holdings (1)	9.10	10.49
Aerospace & defense	5.44	5.64
Internet services & infrastructure	4.77	3.23
Diversified support services	4.57	4.17
Advertising	3.51	4.05
Healthcare services	2.88	2.70
Integrated telecommunication services	2.87	3.37
Alternative carriers	2.84	1.30
Data processing & outsourced services	2.81	1.00
Systems software	2.59	2.61
Commercial printing	2.58	2.13
Specialized finance	2.42	2.90
Oil & gas exploration & production	2.34	5.30
Pharmaceuticals	2.02	2.42
Oil & gas refining & marketing	2.00	—
Interactive media & services	1.99	—
Healthcare technology	1.85	1.63
Computer & electronics retail	1.81	1.97
Publishing	1.75	1.91
Research & consulting services	1.72	3.53
Real estate services	1.65	—
Movies & entertainment	1.61	1.42
Communications equipment	1.57	2.52
Industrial machinery	1.54	2.43
Healthcare equipment	1.51	—
Leisure facilities	1.50	1.58
Trading companies & distributors	1.50	1.45
Specialized REITs	1.45	1.54
Metal & glass containers	1.40	1.63
Biotechnology	1.35	—
Human resource & employment services	1.34	1.74
IT consulting & other services	1.34	1.44
Household appliances	1.12	1.25
Electrical components & equipment	1.01	2.17
Auto parts & equipment	0.90	1.05
Commodity chemicals	0.83	1.81
Household products	0.80	0.90
Environmental & facilities services	0.67	2.25
Specialty chemicals	0.62	0.81
Personal products	0.51	2.10
General merchandise stores	0.24	0.35
Oil & gas storage & transportation	0.09	0.88
Oil & gas equipment & services	0.07	1.63
Investment banking & brokerage	—	0.99
Specialized consumer services	—	0.96
Specialty stores	—	0.71
Hypermarkets & super centers	—	0.51
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the OCSI Glick JV.

Loans and Debt Securities on Non-Accrual Status
As of September 30, 2019, there were no investments on which we stopped accruing cash and/or PIK interest or OID income. As of September 30, 2018, there was one investment on which we stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2018 were as follows:

	September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	806,387	0.14	50,000	0.01
Total	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding, to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of September 30, 2019 and September 30, 2018, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 39 and 31 portfolio companies as of September 30, 2019 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV has the JV Deutsche Bank Facility, which, as of September 30, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month LIBOR, plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $91.9 million and $94.3 million of borrowings were outstanding as of September 30, 2019 and September 30, 2018, respectively.
As of September 30, 2019 and September 30, 2018, the OCSI Glick JV had total assets of $179.7 million and $166.2 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.3 million and $58.5 million in the aggregate at fair value as of September 30, 2019 and September 30, 2018, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2019 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of September 30, 2019 and September 30, 2018, of which $73.5 million was from us. As of each of September 30, 2019 and September 30, 2018, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of September 30, 2019 and September 30, 2018, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Senior secured loans (1)	$177,911,560	$160,746,402
Weighted average current interest rate on senior secured loans (2)	6.92%	7.30%
Number of borrowers in the OCSI Glick JV	39	31
Largest loan exposure to a single borrower (1)	$7,425,000	$7,960,000
Total of five largest loan exposures to borrowers (1)	$34,662,500	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	$2,718,993	$2,651,270	$2,504,016	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	7,425,000	7,406,438	7,437,400
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	6,930,000	6,860,699	6,834,712	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	2,977,500	2,912,809	2,975,639
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	5,359,286	5,359,286	4,874,270
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%	Application software	3,395,374	3,377,463	3,327,467	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & electronics retail	2,977,500	2,947,725	2,940,281	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	4,937,500	4,917,589	4,570,273
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,850,000	4,838,318	4,349,868
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	3,980,000	3,940,200	4,004,875	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	5,000,000	4,900,000	4,930,075	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%	Oil & gas equipment & services	6,912,500	6,912,500	5,673,745
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	5,000,000	4,962,500	5,025,000	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	1,000,000	995,000	1,002,920	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,658,544	4,626,032	4,632,004
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunications services	5,468,222	5,365,594	5,466,281	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	5,895,000	5,850,631	5,732,888
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	5,000,000	4,979,290	4,937,500	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	4,340,941	4,326,851	3,997,290	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.80%	Insurance brokers	4,813,924	4,744,243	4,681,541
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	5,000,000	4,939,169	5,021,100
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	1,429,306	1,406,187	913,565	(4)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	$4,143,750	$4,089,029	$4,060,875	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	837,128	826,823	820,385	(4)
Total MHE Intermediate Holdings, LLC				4,980,878	4,915,852	4,881,260
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%	Healthcare technology	4,000,000	3,980,000	4,005,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	5,417,500	5,396,178	5,336,238
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,868,628	5,824,577	5,760,440
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	6,895,000	6,888,231	6,903,619	(4)
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	3,655,914	3,637,634	3,649,059	(4)
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(1,720)	(645)	(4)(5)
Total OEConnection LLC				3,655,914	3,635,914	3,648,414
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,989,924	3,970,677	4,010,712
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.29%	Trading companies & distributors	3,849,574	3,835,594	3,820,702
Servpro Borrower, LLC	First Lien Term Loan, PRIME+2.50% cash due 3/26/2026	7.50%	Specialized consumer services	3,980,000	3,970,050	3,984,975
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	6,256,250	6,227,881	5,943,438
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	5,910,000	5,864,902	5,902,613	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	6,500,000	6,467,500	6,538,610	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%	Human resources & employment services	3,114,779	3,109,120	2,907,133	(4)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,105,000
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	2,493,573	2,493,573	2,503,099	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	4,929,950	4,913,436	4,956,645	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	3,000,000	2,974,333	2,987,490	(4)
Total Portfolio Investments				$177,911,560	$176,687,612	$173,028,098
__________
(1) Represents the current interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06% and the PRIME at 5.00%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of September 30, 2019.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Air Newco LLC	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.03%	IT consulting & other services	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	5,000,000	4,853,898	5,029,700	(4)
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	7,000,000	6,930,000	7,028,455	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.39%	Application software	3,750,800	3,719,206	3,728,294	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.74%	Computer & electronics retail	3,000,000	2,970,000	2,996,250	(4)
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & Consulting Services	3,970,000	3,899,167	3,952,818	(4)
Bison Midstream Holdings LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.39%	Restaurants	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	5,970,000	5,915,738	5,992,388	(4)
CM Delaware LLC	First Lien Term Loan, LIBOR+5.25% cash due 3/18/2021	7.64%	Interactive media & services	2,053,658	2,052,561	2,002,316
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	5,000,000	4,976,145	5,025,000	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/13/2021	8.99%	Specialty chemicals	4,330,233	4,295,307	4,330,288
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.85%	Pharmaceuticals	4,732,907	4,712,773	4,718,117	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	8.07%	Insurance brokers	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	7,960,000	7,808,276	8,077,728	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	4,186,250	4,119,789	4,147,707	(4)
	Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	845,676	835,249	837,883	(4)
Total MHE Intermediate Holdings, LLC				5,031,926	4,955,038	4,985,590
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	3,412,500	3,382,166	3,412,500	(4)
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/13/2025	6.39%	Commodity chemicals	6,965,000	6,956,910	7,078,288	(4)
R1 RCM Inc.	First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025	7.65%	Healthcare services	7,000,000	6,800,665	7,017,500	(4)
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.71%	Trading companies & distributors	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	6,321,250	6,283,276	6,005,189
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.74%	Human resources & employment services	5,939,699	5,926,444	5,984,248	(4)
Unimin Corp.	First Lien Term Loan, LIBOR+3.75% cash due 5/17/2025	6.14%	Oil & gas equipment & services	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	3,000,000	2,970,428	3,006,570	(4)
Total Portfolio Investments				$160,746,402	$159,310,299	$160,260,951

__________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of September 30, 2018.

The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.2 million and $54.3 million, respectively, as of September 30, 2019 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of September 30, 2019 and September 30, 2018, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. For the years ended September 30, 2019, 2018 and 2017, we earned interest income of $5.9 million, $6.1 million and $5.8 million, respectively, on our investment in the Subordinated Notes, of which $0.0 million, $2.2 million and $0.2 million was PIK interest income, respectively. We did not earn any dividend income for the years ended September 30, 2019 and 2018 with respect to our investment in the LLC equity interests of the OCSI Glick JV. We reversed $0.6 million of dividend income previously recorded in prior periods during the year ended September 30, 2017 with respect to our LLC equity interests following a determination that such amounts were no longer collectible.
Below is certain summarized financial information for the OCSI Glick JV as of September 30, 2019 and September 30, 2018 and for the years ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2019: $176,687,612; cost September 30, 2018: $159,310,299)	$173,028,098	$160,260,951
Cash and cash equivalents	1,096,498	2,055,935
Restricted cash	2,616,125	2,036,487
Due from portfolio companies	—	53,006
Other assets	2,937,681	1,781,502
Total assets	$179,678,402	$166,187,881

Senior credit facility payable	$91,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds September 30, 2019: $75,517,614; proceeds September 30, 2018: $75,874,536)	62,087,348	66,871,054
Other liabilities	25,709,115	5,034,888
Total liabilities	$179,678,402	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$179,678,402	$166,187,881

	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$12,446,772	$9,823,972
Fee income	29,999	77,999
Total investment income	12,476,771	9,901,971
Interest expense	11,597,998	11,433,877
Other expenses	176,358	211,874
Total expenses (1)	11,774,356	11,645,751
Net unrealized appreciation (depreciation)	(183,384)	10,626,928
Realized gain (loss)	(519,031)	(8,883,148)
Net income (loss)	$—	$—
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
During the years ended September 30, 2019 and 2018, we did not sell any debt investments to the OCSI Glick JV.
 Discussion and Analysis of Results and Operations
Results of Operations
Net increase (decrease) in net assets resulting from operations includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gains (losses) is the difference between the proceeds received from dispositions of investment related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets and liabilities carried at fair value during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Years Ended September 30, 2019 and September 30, 2018
Total Investment Income
Total investment income includes interest on our investments and fee income.
Total investment income for the years ended September 30, 2019 and September 30, 2018 was $49.6 million and $47.7 million, respectively. For the year ended September 30, 2019, this amount consisted of $49.0 million of interest income from portfolio investments and $0.6 million of fee income. For the year ended September 30, 2018, this amount primarily consisted of $45.6 million of interest income from portfolio investments (which included $2.2 million of PIK interest) and $2.1 million of fee income. The increase of $2.0 million in our total investment income for the year ended September 30, 2019, as compared to the year ended September 30, 2018, was due to an increase of $3.5 million of interest income, primarily due to a larger investment portfolio and call protection earned on exited investments, partially offset by a $1.5 million decrease in fee income, which was attributable to higher structuring and prepayment fees earned during the year ended September 30, 2018.
Expenses
Net expenses (expenses net of fee waivers) for the year ended September 30, 2019 and September 30, 2018 were $28.5 million and $27.9 million, respectively. The increase of $0.6 million in our net expenses for the year ended September 30, 2019, as compared to the year ended September 30, 2018, was primarily due to a $1.6 million increase in Part I incentive fees (net of waivers), which was attributable to higher pre-incentive fee net investment income, and a $0.2 million increase in base management fees, which was attributable to a larger investment portfolio, partially offset by a $1.2 million decrease in professional fees.
Net Investment Income
As a result of the $2.0 million increase in total investment income and the $0.6 million increase in net expenses, net investment income for the year ended September 30, 2019 increased by approximately $1.4 million, as compared to the years ended September 30, 2018.
Realized Gain (Loss)
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of investments and foreign currency and the cost basis without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the year ended September 30, 2019, we recorded net realized losses of $0.5 million in connection with the exit of various investments. During the year ended September 30, 2018, we recorded net realized losses of $27.7 million primarily in connection with the exit of our investments in Ameritox Ltd. and Metamorph US 3, LLC. See "Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation" in the Consolidated Financial Statements for more details regarding realized gain (loss) for the years ended September 30, 2019 and September 30, 2018.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the year ended September 30, 2019 and 2018, we recorded net unrealized appreciation (depreciation) of $(13.7) million and $28.6 million, respectively. For the year ended September 30, 2019, this consisted of $(12.4) million of unrealized depreciation of debt investments and $(1.3) million of net unrealized depreciation from exited investments (a portion of which resulted in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments. For the year ended September 30, 2018, this consisted of $29.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), which was primarily related to the disposal of our investments in Ameritox Ltd. and Metamorph US 3, LLC, and $1.0 million of net unrealized appreciation on equity investments, offset by $(1.4) million of net unrealized depreciation on debt investments.
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
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the Consolidated Financial Statements for more details regarding realized gain (loss) for the years ended September 30, 2018 and September 30, 2017.
Net Unrealized Appreciation (Depreciation)
For the year ended September 30, 2018, we recorded net unrealized appreciation of $28.6 million. This consisted of $29.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), which was primarily related to the disposal of our investments in Ameritox Ltd. and Metamorph US 3, LLC, and $1.0 million of net unrealized appreciation on equity investments, offset by $(1.4) million of net unrealized depreciation on debt investments.
For the year ended September 30, 2017, we recorded net unrealized depreciation of $17.8 million. This consisted of $14.1 million of net unrealized depreciation on debt investments and $12.9 million of net unrealized depreciation on equity investments, both of which were primarily related to the write-downs of three of our investments, offset by $9.2 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), which was primarily in connection with the disposal of our investment in the Answers Corporation.

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through additional debt and equity capital, which may include securitizing a portion of our investments. We cannot assure you, however, that our efforts to grow our portfolio will be successful.  For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per share. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
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
For the year ended September 30, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $2.4 million. During that period, $3.7 million of cash was used in operating activities, primarily consisting of cash used to fund $249.1 million of investments, partially offset by $197.0 million of principal payments and proceeds from the sale of investments, an increase in net payables from unsettled transactions of $28.8 million and the cash activities related to $21.1 million of net investment income. During the same period, cash provided by financing activities was $1.3 million, primarily consisting of $19.6 million of net borrowings under our credit facilities and partially offset by $18.1 million of cash distributions paid to our stockholders.
For the year ended September 30, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $26.6 million. During that period, $18.3 million of cash was used in operating activities, primarily consisting of cash used to fund $455.0 million of investment purchases and a $44.7 million decrease in net payables from unsettled transactions, partially offset by $464.3 million of principal payments and proceeds from the sale of investments and the cash activities related to $19.8 million of net investment income. During the same period, cash used in financing activities was $8.2 million, primarily consisting of $192.1 million of net borrowings under our credit facilities, $180 million of net repayments of notes under the 2015 Debt Securitization, and $18.3 million of cash distributions paid to our stockholders and $1.8 million of deferred financing costs paid.
For the year ended September 30, 2017, we experienced a net increase in cash and cash equivalents and restricted cash of $14.2 million. During that period, $67.2 million of cash was provided by operating activities, primarily consisting of $276.9 million of principal payments and proceeds from the sale of investments, a $61.4 million increase in net payables from unsettled transactions and cash activities related to $22.4 million of net investment income, partially offset by cash used to fund $290.6 million of investments. During the same period, cash used in financing activities was $53.0 million, primarily consisting of $24.5 million of net repayments under our credit facilities, $23.2 million of cash distributions paid to our stockholders and $5.0 million of repayments of secured borrowings.
As of September 30, 2019, we had $14.1 million of cash and cash equivalents (including $8.4 million of restricted cash), portfolio investments (at fair value) of $597.1 million, $3.8 million of interest, dividends and fees receivable, $32.6 million of net payables from unsettled transactions, $294.7 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $24.2 million. Pursuant to the terms of the Citibank Facility (as defined below), we are restricted in terms of access to $3.4 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of September 30, 2019, $4.3 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2019, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
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

Significant Capital Transactions
The following table reflects the distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2016:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	0.19	5,439,519	18,809	159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Quarterly	August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
Quarterly	February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
Quarterly	May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
Quarterly	August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Citibank Facility
As of September 30, 2019 and September 30, 2018, we were able to borrow $180 million under the Citibank Facility. As of September 30, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of September 30, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of September 30, 2019, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of September 30, 2019, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of September 30, 2019 and September 30, 2018, we had $126.1 million and $110.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.463%, 4.264% and 3.559% for years ended September 30, 2019, 2018 and 2017, respectively. For the years ended September 30, 2019, 2018 and 2017, we recorded interest expense of $6.4 million, $4.2 million and $4.2 million respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into the East West Bank Facility. As of September 30, 2019, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate, in each case with a 3.5% floor. The East West Bank Facility matures on January 6, 2021. As of September 30, 2019, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2019 and September 30, 2018, we had $11.0 million and $8.0 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.407%, 4.949% and 4.633% for the years ended September 30, 2019, 2018 and 2017, respectively. For the years ended September 30,

2019, 2018 and 2017, we recorded interest expense of $0.6 million, $0.6 million and $0.5 million, respectively, related to the East West Bank Facility.
Deutsche Bank Facility
On September 24, 2018, OCSI Senior Funding Ltd., our wholly-owned subsidiary, entered into the Deutsche Bank Facility.
Under the Deutsche Bank Facility, as of September 30, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through March 31, 2020 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of June 30, 2020, the occurrence of an event of default or completion of a securitization transaction.
As of September 30, 2019 and prior to December 31, 2019, borrowings under the Deutsche Bank Facility bore interest at a rate equal to the three-month LIBOR plus 2.00%, following which the interest rate reset to three-month LIBOR plus 2.10% for the remaining term of the Deutsche Bank Facility. No up-front commitment fees were paid by us in connection with the Deutsche Bank Facility. There is a non-usage fee of 0.25% per annum payable on the undrawn amount under the Deutsche Bank Facility through December 24, 2018, following which the non-usage fee increases to 0.50% per annum for the remaining term of the Deutsche Bank Facility.
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
As of September 30, 2019 and September 30, 2018, we had $157.6 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the year ended September 30, 2019, and the period from September 24, 2018 through September 30, 2018, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.524% and 4.266%, respectively, and we recorded interest expense of $7.5 million and $0.1 million, respectively.
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

For the years ended September 30, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2018	Year ended September 30, 2017
Interest expense	$7,123,152	$5,741,534
Loan administration fees	93,209	69,514
Amortization of debt issuance costs	2,224,132	290,104
Total interest and other debt financing expenses	$9,440,493	$6,101,152
Cash paid for interest expense	$8,469,735	$5,449,738
Annualized average interest rate	4.17%	3.425%
Average outstanding balance	$176,875,000	$180,462,192
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2019 and September 30, 2018, our only off-balance sheet arrangements consisted of $24.2 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of September 30, 2019 and September 30, 2018 is shown in the table below:

	September 30, 2019	September 30, 2018
OCSI Glick JV LLC	$13,998,029	$13,998,029
MHE Intermediate Holdings, LLC	4,466,338	3,901,478
PaySimple, Inc.	2,450,000	—
Mindbody, Inc.	952,381	—
OEConnection LLC	731,183	—
Apptio, Inc.	692,308	—
GKD Index Partners, LLC	444,444	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	80,000	70,000
4 Over International, LLC	60,629	68,452
CircusTrix Holdings LLC	—	1,070,055
Internet Pipeline, Inc.	—	800,000
Asset International, Inc.	—	2,500,000
Total	$24,169,430	$22,813,243
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility:

	Debt Outstanding as of September 30, 2018	Debt Outstanding as of September 30, 2019	Weighted average debt outstanding for the year ended September 30, 2019	Maximum debt outstanding for the year ended September 30, 2019
Citibank Facility	$110,056,800	$126,056,800	$125,672,965	$139,156,800
Deutsche Bank Facility	157,000,000	157,600,000	156,096,164	170,600,000
East West Bank Facility	8,000,000	11,000,000	8,317,808	14,000,000
Total debt	$275,056,800	$294,656,800	$290,086,937

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of September 30, 2019
	Total	< 1 year	1-3 years	3-5 years
Citibank Facility	$126,056,800	$—	$—	$126,056,800
Interest due on Citibank Facility	18,934,768	4,982,834	9,965,668	3,986,266
Deutsche Bank Facility	157,600,000	157,600,000	—	—
Interest due on Deutsche Bank Facility	5,091,240	5,091,240	—	—
East West Bank Facility	11,000,000	—	11,000,000	—
Interest due on East West Bank Facility	682,077	536,547	145,530	—
Total	$319,364,885	$168,210,621	$21,111,198	$130,043,066
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2019, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2019	89.1%	—
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
Recent Developments
Distribution Declaration
On November 12, 2019, our Board of Directors declared a quarterly distribution of $0.155 per share, payable on December 31, 2019 to stockholders of record on December 13, 2019.

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
As of September 30, 2019 and September 30, 2018, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2019 and September 30, 2018 was as follows:

	September 30, 2019		September 30, 2018
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$187,485,498	31.41%	$117,318.649	21.14%
1% to 2%	409,325,610	68.59	437,560.934	78.86
Total	$596,811,108	100.00%	$554,879.583	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest Income	Interest Expense	Net increase (decrease)
300	$18,709,866	$(8,839,704)	$9,870,162
200	12,473,244	(5,893,136)	6,580,108
100	6,236,622	(2,946,568)	3,290,054

Basis point decrease	Interest Income	Interest Expense	Net increase (decrease)
100	$(6,218,962)	$2,946,568	$(3,272,394)
200 (1)	(7,523,844)	5,893,136	(1,630,708)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2019 and September 30, 2018:

	September 30, 2019		September 30, 2018
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$13,063,815	$—	$13,812,673	$—
Prime rate	7,392,651	—	5,520,146	—
LIBOR:
30 day	408,142,675	11,000,000	317,598,350	8,000,000
60 day	2,000,000	—	—	—
90 day	179,653,417	283,656,800	220,128,521	267,056,800
180 day	20,311,944	—	23,403,305	—
360 day	—	—	3,345,594	—
UK LIBOR:
30 day	6,161,500	—	—	—
Fixed rate	—	—	—	—
Total	$636,726,002	$294,656,800	$583,808,589	$275,056,800

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Strategic Income Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Income Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2019 and 2018 by correspondence with the custodians, syndication agents and the underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Los Angeles, CA
November 19, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Strategic Income Corporation

Opinion on Internal Control over Financial Reporting

We have audited Oaktree Strategic Income Corporation’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Strategic Income Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2019, and the related notes and our report dated November 19, 2019 expressed an unqualified opinion thereon.

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
November 19, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oaktree Strategic Income Corporation

In our opinion, the consolidated statements of operations, changes in net assets and cash flows for the year ended September 30, 2017 present fairly, in all material respects, the results of operations and cash flows of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.) and its subsidiaries for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
December 8, 2017, except for the senior securities table included in Note 12 to the aforementioned consolidated financial statements for each of the years ended September 30, 2017, 2016 and 2015, as to which the date is January 16, 2018

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2019	September 30, 2018
ASSETS
Investments at fair value:
Control investments (cost September 30, 2019: $73,189,664; cost September 30, 2018: $73,501,970)	$54,326,418	$58,512,170
Non-control/Non-affiliate investments (cost September 30, 2019: $553,679,070; cost September 30, 2018: $499,423,794)	542,778,029	498,329,658
Total investments at fair value (cost September 30, 2019: $626,868,734; cost September 30, 2018: $572,925,764)	597,104,447	556,841,828
Cash and cash equivalents	5,646,899	10,439,023
Restricted cash	8,404,733	5,992,764
Interest, dividends and fees receivable	3,813,730	3,139,334
Due from portfolio companies	350,597	167,946
Receivables from unsettled transactions	5,091,671	5,143,533
Deferred financing costs	2,139,299	2,469,675
Derivative asset at fair value	20,876	45,807
Other assets	761,462	891,960
Total assets	$623,333,714	$585,131,870
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$901,410	$649,781
Base management fee and incentive fee payable	1,368,431	1,915,682
Due to affiliate	1,457,007	1,700,952
Interest payable	2,750,587	1,130,735
Payables from unsettled transactions	37,724,473	8,932,500
Director fees payable	25,000	—
Credit facilities payable	294,656,800	275,056,800
Total liabilities	338,883,708	289,386,450
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of September 30, 2019 and September 30, 2018	294,668	294,668
Additional paid-in-capital	369,199,332	370,751,389
Accumulated overdistributed earnings	(85,043,994)	(75,300,637)
Total net assets (equivalent to $9.65 and $10.04 per common share as of September 30, 2019 and September 30, 2018, respectively) (Note 12)	284,450,006	295,745,420
Total liabilities and net assets	$623,333,714	$585,131,870
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Interest income:
Control investments	$5,945,194	$3,970,056	$5,541,299
Affiliate investments	—	—	331,804
Non-control/Non-affiliate investments	42,847,646	39,139,739	38,489,924
Interest on cash and cash equivalents	202,213	273,552	166,896
Total interest income	48,995,053	43,383,347	44,529,923
PIK interest income:
Control investments	—	2,161,339	223,125
Affiliate investments	—	—	164,331
Non-control/Non-affiliate investments	26,220	26,059	20,965
Total PIK interest income	26,220	2,187,398	408,421
Fee income:
Affiliate investments	—	14,822	9,647
Non-control/Non-affiliate investments	606,197	2,084,980	2,199,909
Total fee income	606,197	2,099,802	2,209,556
Dividend and other income:
Control investments	—	—	(576,044)
Total dividend and other income	—	—	(576,044)
Total investment income	49,627,470	47,670,547	46,571,856
Expenses:
Base management fee	5,875,236	5,657,786	5,654,699
Part I incentive fee	4,293,999	2,923,076	3,236,320
Professional fees	1,534,958	2,691,950	1,515,536
Directors fees	420,278	479,093	538,072
Interest expense	14,528,318	14,379,881	10,769,842
Administrator expense	1,121,984	1,085,819	661,170
General and administrative expenses	1,201,721	1,383,871	2,030,756
Total expenses	28,976,494	28,601,476	24,406,395
Fees waived	(489,275)	(702,261)	(6,232)
Insurance recoveries	—	—	(250,000)
Net expenses	28,487,219	27,899,215	24,150,163
Net investment income	21,140,251	19,771,332	22,421,693
Unrealized appreciation (depreciation):
Control investments	(3,873,446)	(1,255,842)	(5,933,119)
Affiliate investments	—	16,543,140	(13,595,800)
Non-control/Non-affiliate investments	(9,806,905)	13,282,430	1,739,837
Foreign currency forward contract	(24,931)	45,807	—
Secured borrowings	—	—	(14,575)
Net unrealized appreciation (depreciation)	(13,705,282)	28,615,535	(17,803,657)
Realized gains (losses):
Affiliate investments	—	(15,914,916)	—
Non-control/Non-affiliate investments	(943,588)	(11,675,522)	(13,384,915)
Foreign currency forward contract	482,601	(123,380)	—
Net realized gains (losses)	(460,987)	(27,713,818)	(13,384,915)
Net realized and unrealized gains (losses)	(14,166,269)	901,717	(31,188,572)
Net increase (decrease) in net assets resulting from operations	$6,973,982	$20,673,049	$(8,766,879)
Net investment income per common share — basic and diluted	$0.72	$0.67	$0.76
Earnings (loss) per common share — basic and diluted (Note 5)	$0.24	$0.70	$(0.30)
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Operations:
Net investment income	$21,140,251	$19,771,332	$22,421,693
Net unrealized appreciation (depreciation)	(13,705,282)	28,615,535	(17,803,657)
Net realized gains (losses)	(460,987)	(27,713,818)	(13,384,915)
Net increase (decrease) in net assets resulting from operations	6,973,982	20,673,049	(8,766,879)
Stockholder transactions:
Distributions to stockholders	(18,269,396)	(16,452,988)	(23,426,081)
Tax return of capital	—	(2,111,075)	—
Net increase (decrease) in net assets from stockholder transactions	(18,269,396)	(18,564,063)	(23,426,081)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	215,067	281,737	270,630
Repurchases of common stock under dividend reinvestment plan	(215,067)	(281,737)	(270,630)
Net change in net assets from capital share transactions	—	—	—
Total increase (decrease) in net assets	(11,295,414)	2,108,986	(32,192,960)
Net assets at beginning of period	295,745,420	293,636,434	325,829,394
Net assets at end of period	$284,450,006	$295,745,420	$293,636,434
Net asset value per common share	$9.65	$10.04	$9.97
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Operating activities:
Net increase (decrease) in net assets resulting from operations	$6,973,982	$20,673,049	$(8,766,879)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	13,705,282	(28,615,535)	17,803,657
Net realized (gains) losses	460,987	27,713,818	13,384,915
PIK interest income	(26,220)	(2,187,398)	(408,421)
Deferred fee income	—	182,004	(19,280)
Accretion of original issue discount on investments	(2,226,783)	(2,846,469)	(3,945,886)
Amortization of deferred financing costs	618,376	2,745,365	1,255,304
Purchases of investments	(249,144,958)	(455,031,026)	(290,578,883)
Proceeds from the sales and repayments of investments	196,995,385	464,333,631	276,946,194
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(674,396)	(125,259)	1,565,860
(Increase) decrease in due from portfolio companies	(182,651)	118,314	50,169
(Increase) decrease in receivables from unsettled transactions	51,862	(4,638,533)	12,364,092
(Increase) decrease in other assets	130,498	(706,624)	(36,844)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(26,371)	166,904	(763,409)
Increase (decrease) in base management fee and incentive fee payable	(547,251)	(320,505)	(751,534)
Increase (decrease) in due to affiliate	(243,945)	1,250,435	48,444
Increase (decrease) in interest payable	1,619,852	(865,436)	197,518
Increase (decrease) in payables from unsettled transactions	28,791,973	(40,097,289)	49,029,789
Increase (decrease) in director fees payable	25,000	(98,008)	(138,267)
Increase (decrease) in amounts payable to syndication partners	—	—	(18,750)
Net cash provided by (used in) operating activities	(3,699,378)	(18,348,562)	67,217,789
Financing activities:
Distributions paid in cash	(18,054,329)	(18,282,326)	(23,155,451)
Borrowings under credit facilities	122,100,000	311,000,000	55,500,000
Repayments of borrowings under credit facilities	(102,500,000)	(118,900,000)	(79,970,000)
Repayments of secured borrowings	—	—	(5,000,000)
Proceeds from issuance of notes payable	—	3,000,000	7,500,000
Repayments of notes payable	—	(183,000,000)	(7,500,000)
Repurchases of common stock under dividend reinvestment plan	(215,067)	(281,737)	(270,630)
Deferred financing costs paid	(10,000)	(1,767,975)	(125,000)
Net cash provided by (used in) financing activities	1,320,604	(8,232,038)	(53,021,081)
Effect of exchange rate changes on foreign currency	(1,381)	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,380,155)	(26,580,600)	14,196,708
Cash and cash equivalents and restricted cash, beginning of period	16,431,787	43,012,387	28,815,679
Cash and cash equivalents and restricted cash, end of period	$14,051,632	$16,431,787	$43,012,387
Supplemental information:
Cash paid for interest	$12,290,090	$12,499,952	$9,317,020
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$215,067	$281,737	$270,630
Deferred financing costs incurred	$(278,000)	$—	$—

Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2019	September 30, 2018	September 30, 2017
Cash and cash equivalents	$5,646,899	$10,439,023	$35,604,127
Restricted cash	8,404,733	5,992,764	7,408,260
Total cash and cash equivalents and restricted cash	$14,051,632	$16,431,787	$43,012,387
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-sector holdings				(10)(11)
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.89%		$66,077,912	$66,077,913	$54,326,418	(6)(9)(14)(15)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				73,189,664	54,326,418
Total Control Investments (19.1% of net assets)				$73,189,664	$54,326,418

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	8.04%		$5,612,060	$5,547,000	$5,504,869	(6)(15)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	10.00%		7,823	7,321	6,516	(6)(14)(15)
				5,554,321	5,511,385
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	7.10%		1,626,953	1,549,641	1,425,618	(6)
				1,549,641	1,425,618
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%		5,462,360	5,417,080	5,404,350	(6)
				5,417,080	5,404,350
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%		6,525,584	6,363,049	6,009,639	(6)(9)
				6,363,049	6,009,639
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.29%		2,488,670	2,437,830	2,337,272	(6)
				2,437,830	2,337,272
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.54%		6,912,500	6,857,242	6,661,922	(6)
				6,857,242	6,661,922
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%		564,300	558,657	556,541	(6)
				558,657	556,541
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 9/20/2026	6.36%		4,000,000	3,960,000	4,020,000	(6)
				3,960,000	4,020,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.50% cash due 12/29/2020	9.62%		24,102,647	24,102,621	20,960,795	(6)(15)
				24,102,621	20,960,795
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.60%		4,809,488	4,714,403	4,653,180	(6)(15)
				4,714,403	4,653,180
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%		8,299,803	8,184,777	8,133,807	(6)(15)
				8,184,777	8,133,807
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%		10,693,944	10,502,939	10,496,106	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(12,179)	(12,808)	(6)(14)(15)
				10,490,760	10,483,298

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%		$10,917,500	$10,808,325	$10,781,031	(6)(15)
				10,808,325	10,781,031
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	6.28%		9,825,000	9,740,555	9,361,407	(6)
				9,740,555	9,361,407
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.62%		8,887,500	8,850,147	8,387,578	(6)(15)
				8,850,147	8,387,578
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.06%		4,375,000	4,335,578	4,380,491	(6)
				4,335,578	4,380,491
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%		6,118,763	6,051,218	5,899,007	(6)
				6,051,218	5,899,007
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.54%		13,514,012	13,406,773	13,277,761	(6)(15)
				13,406,773	13,277,761
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.36%		8,931,990	8,834,396	8,887,330	(6)
				8,834,396	8,887,330
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%		4,975,000	4,925,250	5,018,531	(6)
				4,925,250	5,018,531
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.29%		4,893,420	4,879,432	4,888,649	(6)(9)
				4,879,432	4,888,649
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		8,072,229	8,025,765	8,014,503	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		971,967	966,372	965,016	(6)(15)
				8,992,137	8,979,519
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+4.50% cash due 7/29/2021	6.60%		5,937,500	5,921,943	5,963,505	(6)
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%		5,970,000	5,910,301	6,007,313	(6)
				11,832,244	11,970,818
Connect U.S. Finco LLC		Alternative carriers
First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%		10,000,000	9,800,000	9,860,150	(6)(9)
				9,800,000	9,860,150
Curium Bidco S.à r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%		4,000,000	3,970,000	4,020,000	(6)(9)
				3,970,000	4,020,000
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 10/30/2023	7.04%		9,725,000	9,683,496	7,974,500	(6)
				9,683,496	7,974,500

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Dcert Buyer, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%		$9,000,000	$8,977,500	$8,983,125	(6)
				8,977,500	8,983,125
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%		10,631,986	10,611,348	10,629,753	(6)
				10,611,348	10,629,753
Ellie Mae, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%		6,500,000	6,467,500	6,518,980	(6)
				6,467,500	6,518,980
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	5.85%		3,950,000	3,934,058	3,703,125	(6)
				3,934,058	3,703,125
Femur Buyer, Inc.		Healthcare equipment
First Lien Term Loan, LIBOR+4.25% cash due 3/5/2026	6.38%		8,977,500	8,887,725	8,994,333	(6)
				8,887,725	8,994,333
Firstlight Holdco, Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	5.54%		7,156,627	7,126,483	7,098,479	(6)(16)
				7,126,483	7,098,479
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%		1,488,579	1,450,620	1,488,050	(6)(9)
				1,450,620	1,488,050
Gentiva Health Services, Inc.		Healthcare services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%		3,989,924	3,985,062	4,017,355	(6)
				3,985,062	4,017,355
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023	9.35%		8,616,315	8,551,811	8,503,011	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023			—	(3,327)	(5,844)	(6)(14)(15)
				8,548,484	8,497,167
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%		3,925,963	3,917,442	3,930,871	(6)
				3,917,442	3,930,871
Guidehouse LLP		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%		5,000,000	4,979,290	4,937,500	(6)(17)
				4,979,290	4,937,500
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.56%		5,572,549	5,478,546	5,479,203	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(4,852)	(4,927)	(6)(14)(15)
				5,473,694	5,474,276
Indivior Finance S.a.r.l.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%		5,368,935	5,344,971	4,943,903	(6)(9)
				5,344,971	4,943,903
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022	10.77%		280,000	280,000	272,300	(6)(15)
				280,000	272,300
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%		5,000,000	5,025,753	4,756,250	(6)(9)
				5,025,753	4,756,250
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	7.42%		7,269,303	7,281,949	7,138,455	(6)(9)
				7,281,949	7,138,455

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.05%		$9,975,000	$9,832,986	$9,875,250	(6)(15)
				9,832,986	9,875,250
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	293,339	(15)
				—	293,339
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.79%		8,138,690	8,082,911	8,166,891	(6)
				8,082,911	8,166,891
McDermott Technology (Americas), Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%		642,238	631,923	410,497	(6)(9)
				631,923	410,497
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		11,538,092	11,389,771	11,307,331	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023	7.09%		788,177	559,231	683,087	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		2,349,480	2,376,251	2,302,490	(6)(15)
				14,325,253	14,292,908
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%		9,047,619	8,885,497	8,875,714	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025			—	(17,065)	(18,095)	(6)(14)(15)
				8,868,432	8,857,619
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		1,568,067	1,554,797	1,568,067	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		431,933	428,278	431,933	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	7.04%		20,000	19,139	20,000	(6)(14)(15)
				2,002,214	2,020,000
New Trident Holdcorp, Inc.		Healthcare services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%		4,925,000	4,920,165	4,931,156	(6)(9)
				4,920,165	4,931,156
OEConnection LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%		7,768,817	7,729,973	7,754,251	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026			—	(3,656)	(1,371)	(6)(14)
				7,726,317	7,752,880
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	6.54%		3,860,606	3,848,514	3,238,083	(6)
				3,848,514	3,238,083
PaySimple, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.55%		7,550,000	7,400,733	7,436,750	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025			—	(48,438)	(36,750)	(6)(14)(15)
				7,352,295	7,400,000
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	7.30%		6,353,750	6,333,030	6,306,097	(6)
				6,333,030	6,306,097

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		$9,394,444	$9,319,898	$9,206,556	(6)(15)
				9,319,898	9,206,556
Project Boost Purchaser, LLC		Application software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.54%		2,800,000	2,772,000	2,785,650	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	10.14%		1,500,000	1,500,000	1,500,000	(6)(15)
				4,272,000	4,285,650
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5.00% cash due 1/20/2023	7.04%		6,601,580	6,545,627	6,555,342	(6)(15)
				6,545,627	6,555,342
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.54%		10,395,000	10,291,050	10,421,039	(6)
				10,291,050	10,421,039
RevSpring, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	6.04%		9,925,000	9,903,404	9,866,095	(6)(15)(18)
				9,903,404	9,866,095
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%		5,731,994	5,676,942	5,445,395	(6)(15)
				5,676,942	5,445,395
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%		10,835,000	10,752,193	10,821,456	(6)
				10,752,193	10,821,456
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%		7,850,000	7,732,250	7,614,500	(6)
				7,732,250	7,614,500
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022	5.35%		1,398,788	1,396,201	1,400,830	(6)
				1,396,201	1,400,830
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 4/6/2026	6.10%		2,000,000	1,997,545	2,011,870	(6)
				1,997,545	2,011,870
Sunshine Luxembourg VII SARL		Personal products
First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%		3,000,000	2,985,000	3,017,820	(6)(9)
				2,985,000	3,017,820
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.05%		5,000,000	4,908,337	5,037,050	(6)
				4,908,337	5,037,050
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	6.07%		7,989,795	7,979,663	8,011,448	(6)
				7,979,663	8,011,448
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%		1,556,998	1,554,180	1,453,201	(6)(15)
				1,554,180	1,453,201
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	5.79%		5,739,880	5,749,771	5,385,930	(6)
				5,749,771	5,385,930

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%		$2,239,323	$2,224,436	$2,230,467	(6)
				2,224,436	2,230,467
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%		4,944,058	4,941,992	4,962,945	(6)
				4,941,992	4,962,945
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%		8,848,483	8,642,094	8,648,021	(6)(9)
				8,642,094	8,648,021
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.54%		8,819,673	8,943,835	8,929,919	(6)
				8,943,835	8,929,919
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%		12,811,879	12,902,946	12,142,266	(6)
				12,902,946	12,142,266
Verra Mobility, Corp.		Data processing & outsourced services
First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%		4,949,749	4,960,502	4,976,552	(6)(9)
				4,960,502	4,976,552
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.54%		10,975,140	10,897,989	11,032,320	(6)
				10,897,989	11,032,320
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.54%		7,940,000	7,904,378	7,949,925	(6)
				7,904,378	7,949,925
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021	10.00%		7,384,828	7,227,936	7,524,069	(6)(9)
				7,227,936	7,524,069
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5.00% cash due 1/27/2025	7.04%		14,775,000	14,662,039	13,947,600	(6)
				14,662,039	13,947,600
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.01%		4,455,000	4,445,709	4,467,541	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%		1,000,000	991,442	995,830	(6)
				5,437,151	5,463,371
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	6.04%		4,655,000	4,686,365	3,687,132	(6)
				4,686,365	3,687,132
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.50% cash due 7/23/2025	5.21%		£5,000,000	6,667,495	5,976,039	(6)(9)
				6,667,495	5,976,039
Total Non-Control/Non-Affiliate Investments (190.8% of net assets)				$553,679,070	$542,778,029
Total Portfolio Investments (209.9% of net assets)				$626,868,734	$597,104,447
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$228,653	$228,653
Other cash accounts				13,822,979	13,822,979
Total Cash and Cash Equivalents and Restricted Cash (4.9% of net assets)				$14,051,632	$14,051,632
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (214.9% of net assets)				$640,920,366	$611,156,079

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,106,199	£4,934,900	10/15/2019	JPMorgan Chase Bank, N.A.	$20,876

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06%, the PRIME at 5.00% and the 30-day UK LIBOR at 0.71%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(9)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, qualifying assets represented 78.6% of the Company's total assets and non-qualifying assets represented 21.4% of the Company's total assets.

(10)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(15)	As of September 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

(16)	As of September 30, 2018, this portfolio company was named Flight Bidco Inc.

(17)	As of September 30, 2018, this portfolio company was named Eton.

(18)	As of September 30, 2018, this portfolio company was named Empower Payments Acquisition, Inc.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Control Investments						(3)
OCSI Glick JV LLC		Multi-sector holdings				(6)(11)(13)
Subordinated Note, LIBOR+6.5% cash due 10/20/2021	8.59%		$66,390,220	$66,390,219	$58,512,170	(7)
87.5% equity interest				7,111,751	—	(16)
				73,501,970	58,512,170
Total Control Investments (19.8% of net assets)				$73,501,970	$58,512,170

Non-Control/Non-Affiliate Investments						(5)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022	8.24%		$5,731,236	$5,661,123	$5,730,743	(7)
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021			—	(502)	(6)	(7)(10)
				5,660,621	5,730,737
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5% (1% floor) cash 1.5% PIK due 1/13/2022	7.35%		2,006,060	1,866,494	1,940,863	(7)(14)
				1,866,494	1,940,863
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.5% cash due 4/28/2025	6.74%		6,982,500	6,916,677	6,950,485	(7)(14)
				6,916,677	6,950,485
AI Ladder (Luxembourg) Subco S.a.r.l		Electrical components & equipment
First Lien Term Loan, LIBOR+4.5% cash due 7/9/2025	7.02%		12,000,000	11,649,358	12,071,280	(6)(7)(14)
				11,649,358	12,071,280
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.5% cash due 8/1/2025	7.84%		4,879,000	4,830,210	4,898,833	(7)(14)
				4,830,210	4,898,833
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/29/2020	9.31%		24,799,927	24,799,900	22,535,595	(7)
				24,799,900	22,535,595
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 8/30/2023	8.81%		5,000,000	4,875,899	4,868,750	(7)
				4,875,899	4,868,750
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021	9.39%		9,168,620	9,005,809	9,113,608	(7)
				9,005,809	9,113,608
Aptean, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/20/2022	6.64%		646,200	642,794	651,056	(7)(14)
				642,794	651,056
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.5% cash due 7/23/2025	7.74%		11,000,000	10,890,000	10,986,250	(7)(14)
				10,890,000	10,986,250

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Aretec Group, Inc.		Investment banking & brokerage
First Lien Term Loan, PRIME+3.25% (1% floor) cash due 11/23/2020	8.50%		$5,490,146	$5,525,388	$5,500,440	(7)(14)
				5,525,388	5,500,440
Asset International, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/30/2024	6.89%		13,895,000	13,647,085	13,834,862	(7)
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 12/29/2022	6.89%		625,000	571,947	611,475	(7)
				14,219,032	14,446,337
Avantor Inc.		Commodity chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 11/21/2024	6.24%		4,962,500	4,958,640	5,028,799	(7)(14)
				4,958,640	5,028,799
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% (1% floor) cash due 12/15/2024	6.41%		9,925,000	9,823,325	10,025,044	(7)(14)
				9,823,325	10,025,044
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.5% due 7/31/2025	6.74%		8,977,500	8,933,303	9,084,108	(7)(14)
				8,933,303	9,084,108
Barracuda Networks, Inc.		Systems software
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 2/12/2026	9.41%		6,000,000	5,972,286	6,082,500	(7)(14)
				5,972,286	6,082,500
BeyondTrust Holdings LLC		Application software
500,000 Class A membership interests				500,000	1,758,950
				500,000	1,758,950
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 6/15/2026	9.38%		4,375,000	4,329,703	4,424,219	(7)(14)
				4,329,703	4,424,219
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 11/14/2023	8.82%		13,651,323	13,527,955	13,514,811	(7)
				13,527,955	13,514,811
Chloe Ox Parent LLC		Healthcare services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/23/2024	6.89%		10,945,000	10,845,368	10,986,044	(7)(14)
				10,845,368	10,986,044
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 10/2/2024	5.49%		3,000,000	3,003,693	3,010,305	(6)(7)(14)
				3,003,693	3,010,305
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/16/2021	7.96%		8,154,712	8,086,543	8,083,073	(7)
First Lien Delayed Draw Term Loan, LIBOR+5.5% (1% floor) cash due 12/16/2021	7.74%		711,587	696,693	695,935	(7)
				8,783,236	8,779,008

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Fair Value
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/30/2023	7.24%		$9,825,000	$9,774,839	$8,040,141	(7)(14)
				9,774,839	8,040,141
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4% (1% floor) cash due 10/31/2024	6.24%		4,987,500	4,965,491	5,007,774	(7)(14)
				4,965,491	5,007,774
Dynatect Group Holdings, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2020	6.89%		3,682,754	3,682,754	3,573,015	(7)
				3,682,754	3,573,015
Empower Payments Acquisition, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 11/30/2023	6.74%		6,091,500	6,000,552	6,106,729	(7)
				6,000,552	6,106,729
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 5/9/2025	6.14%		6,982,500	6,949,295	7,043,597	(7)(14)
				6,949,295	7,043,597
Eton		Research & consulting services
Second Lien Term Loan, LIBOR+7.5% cash due 5/1/2026	9.74%		5,000,000	4,976,146	5,025,000	(7)(14)
				4,976,146	5,025,000
Flight Bidco Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.5% cash due 7/23/2025	5.84%		7,228,916	7,193,230	7,237,952	(7)(14)
				7,193,230	7,237,952
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+2.75% cash due 3/31/2021	5.00%		2,957,746	2,893,453	2,908,766	(6)(7)(14)
				2,893,453	2,908,766
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 6/29/2023	9.64%		9,376,389	9,287,452	9,282,625	(7)
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 6/29/2023	9.60%		333,333	329,118	328,889	(7)
				9,616,570	9,611,514
GOBP Holdings Inc.		Hypermarkets & super centers
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022	10.49%		2,828,571	2,800,762	2,842,714	(7)(14)
				2,800,762	2,842,714
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% (1% floor) cash due 9/12/2024	8.64%		4,705,882	4,612,581	4,611,765	(7)
First Lien Revolver, LIBOR+6.50% (1% floor) cash due 9/12/2024				(5,831)	(5,882)	(7)(10)
				4,606,750	4,605,883

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Indivior Finance S.a.r.l		Pharmaceuticals
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 12/19/2022	6.85%		$6,626,069	$6,603,250	$6,605,363	(6)(7)(14)
				6,603,250	6,605,363
Internet Pipeline, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/4/2022	7.00%		12,975,681	12,964,018	12,975,681	(7)
First Lien Revolver, LIBOR+4.75% cash due 8/4/2021				—	—	(7)
				12,964,018	12,975,681
Jo-Ann Stores LLC		Specialty stores
First Lien Term Loan, LIBOR+5.0% (1% floor) cash due 10/20/2023	7.51%		3,903,305	3,903,306	3,927,701	(7)(14)
				3,903,306	3,927,701
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 10/31/2021	7.32%		5,197,500	5,162,307	5,216,991	(7)
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/29/2022	10.84%		280,000	280,000	283,850	(7)
				5,442,307	5,500,841
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4% (1% floor) cash due 5/15/2023	6.24%		5,000,000	5,032,864	4,984,375	(6)(7)(14)
				5,032,864	4,984,375
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.375% (1% floor) cash due 11/25/2022 (7)(14)	7.62%		7,768,507	7,786,308	6,855,746	(6)(7)(14)
				7,786,308	6,855,746
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	203,295
				—	203,295
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024	6.74%		6,930,000	6,870,386	6,995,592	(7)(14)
				6,870,386	6,995,592
McDermott Technology (Americas) Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/12/2025	7.24%		8,955,000	8,785,515	9,087,444	(6)(7)(14)
				8,785,515	9,087,444
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024	7.39%		11,656,432	11,473,296	11,549,111	(7)
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/10/2023	7.32%		1,353,038	1,124,091	1,304,659	(7)
Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 3/8/2024	7.39%		2,373,472	2,400,516	2,351,619	(7)
				14,997,903	15,205,389

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023	11.75%		$1,568,067	$1,551,179	$1,575,619	(7)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023	11.75%		431,933	427,282	434,013	(7)
First Lien Revolver, PRIME+4% (1% floor) cash due 12/2/2022	9.25%		30,000	29,139	30,000	(7)
				2,007,600	2,039,632
Monitronics International, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 9/30/2022	7.89%		5,490,805	5,492,997	5,370,007	(7)(14)
				5,492,997	5,370,007
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023	8.40%		11,700,000	11,595,993	11,700,000	(7)
				11,595,993	11,700,000
New Trident Holdcorp, Inc.		Healthcare services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 7/31/2020			1,000,000	806,387	50,000	(7)(15)
				806,387	50,000
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4% cash due 3/13/2025	6.39%		4,975,000	4,969,221	5,055,918	(6)(7)(14)
				4,969,221	5,055,918
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/10/2024	6.89%		3,900,202	3,885,170	3,824,636	(7)(14)
				3,885,170	3,824,636
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 4/29/2024	7.64%		6,418,750	6,393,205	6,394,680	(7)(14)
				6,393,205	6,394,680
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/15/2023	8.07%		10,000,000	9,900,604	9,950,000	(7)
				9,900,604	9,950,000
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/20/2023	7.24%		6,669,280	6,595,298	6,673,261	(7)
				6,595,298	6,673,261
R1 RCM Inc.		Healthcare services
First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025	7.43%		4,000,000	3,886,229	4,010,000	(6)(7)
				3,886,229	4,010,000
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.89%		10,500,000	10,395,000	10,618,125	(7)
				10,395,000	10,618,125
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022	7.99%		5,894,494	5,814,167	5,982,912	(7)(14)
				5,814,167	5,982,912

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Sandvine Corporation		Communications equipment
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/21/2022	7.99%		$3,969,925	$3,974,283	$3,984,812	(6)(7)(14)
				3,974,283	3,984,812
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025	7.75%		8,000,000	7,880,000	8,030,000	(7)(14)
				7,880,000	8,030,000
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 9/30/2022	5.64%		1,453,087	1,449,504	1,461,116	(7)(14)
				1,449,504	1,461,116
TravelCLICK, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021	9.99%		1,147,152	1,124,362	1,147,152	(7)
				1,124,362	1,147,152
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/16/2024	6.74%		2,969,849	2,963,247	2,992,123	(7)(14)
				2,963,247	2,992,123
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/22/2024	5.96%		5,798,600	5,810,752	5,823,070	(7)(14)
				5,810,752	5,823,070
TV Borrower US, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/22/2024	7.14%		1,906,643	1,899,304	1,913,602	(6)(7)(14)
				1,899,304	1,913,602
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 8/18/2023	5.50%		2,992,386	2,995,985	3,013,662	(7)(14)
				2,995,985	3,013,662
Ultra Resources, Inc.		Oil & gas exploration & production
First Lien Term Loan, LIBOR+3% cash due 4/12/2024	5.17%		5,000,000	4,707,408	4,519,800	(6)(7)(14)
				4,707,408	4,519,800
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+3% (1% floor) cash due 10/24/2022	5.24%		8,939,470	8,662,946	8,567,364	(6)(7)(14)
				8,662,946	8,567,364
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023	7.74%		7,909,900	8,066,137	8,097,760	(7)(14)
				8,066,137	8,097,760
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023	6.78%		12,943,283	13,062,585	12,639,957	(7)(14)
				13,062,585	12,639,957
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 8/27/2025	6.74%		9,000,000	8,932,500	9,091,890	(7)(14)
				8,932,500	9,091,890

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(8)(9)(12)	Cash Interest Rate (7)	Industry (17)	Principal (4)	Cost	Fair Value	Notes
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan, LIBOR+6.875% (1% floor) cash due 11/25/2021	9.12%		$10,000,000	$9,929,758	$10,075,000	(7)(14)
				9,929,758	10,075,000
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4% (0.75% floor) cash due 3/29/2021	6.16%		7,403,715	7,141,079	7,098,312	(6)(7)(14)
				7,141,079	7,098,312
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5% (1% floor) cash due 1/27/2025	7.24%		14,925,000	14,789,478	14,906,418	(7)(14)
				14,789,478	14,906,418
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 4/30/2025	6.21%		4,500,000	4,488,934	4,534,695	(7)(14)
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 4/30/2026	10.15%		1,000,000	990,142	1,002,190	(7)(14)
				5,479,076	5,536,885
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024	6.39%		4,702,500	4,740,634	4,487,948	(7)(14)
				4,740,634	4,487,948
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.75% cash due 7/23/2025	5.47%		£5,000,000	6,667,495	6,541,082	(6)(7)(14)
				6,667,495	6,541,082
Total Non-Control/Non-Affiliate Investments (168.5% of net assets)				$499,423,794	$498,329,658
Total Portfolio Investments (188.3% of net assets)				$572,925,764	$556,841,828
Total Cash and Cash Equivalents and Restricted Cash (5.6% of net assets)				$16,431,787	$16,431,787
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (193.8% of net assets)				$589,357,551	$573,273,615

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	J.P. Morgan	$45,807

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(11)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in this annual report on Form 10-K for the year ended September 30, 2018 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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
The Company seeks to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. To a lesser extent, the Company may also invest in unsecured loans, including subordinated loans and bonds, issued by private middle-market companies, senior and subordinated loans and bonds issued by public companies and equity investments.
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of September 30, 2019, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.
As an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements but rather are included on the Statements of Assets and Liabilities as investments at fair value.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of the Company's investments as of September 30, 2019 and 2018 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
With the exception of the line items entitled "deferred financing costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "payables from unsettled transactions" and "director fees payable" approximate fair value due to their short maturities.

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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by the Company to Oaktree. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
Fee Income
Oaktree may provide financial advisory services to portfolio companies, and in return, the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may structure exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are typically paid to the Company upon the earliest to occur of (i) a sale of the borrower or substantially all of its assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents and restricted cash are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
As of September 30, 2019, included in restricted cash was $7.6 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $7.6 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.4 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2019, the remaining $4.3 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2019, $0.8 million held at East West Bank was restricted due to minimum balance requirements under the East West Bank Facility.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company may hold certain portfolio investments through taxable subsidiaries. The purpose of a taxable subsidiary is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s Consolidated Financial Statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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
Recent Accounting Pronouncements:

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. As a result of the adoption of the new guidance, changes in restricted cash and restricted cash equivalents are no longer presented as separate activities in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, ASU 2016-18 requires a reconciliation between the totals in the statement of cash flows and the related captions on the balance sheet. The new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted the new guidance during the three months ended December 31, 2018. The retrospective application of

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this new standard resulted in changes to the previously reported statements of cash flows as follows:

	Year ended September 30, 2018		Year ended September 30, 2017
	As Previously Reported	After Adoption of ASU 2016-18	As Previously Reported	After Adoption of ASU 2016-18
Net cash provided by (used in) operating activities	$(16,933,066)	$(18,348,562)	$68,846,367	$67,217,789

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

Note 3. Portfolio Investments
As of September 30, 2019, 209.9% of net assets at fair value, or $597.1 million, was invested in 84 portfolio companies, including 19.1% of net assets, or $54.3 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV") at fair value, and 4.9% of net assets, or $14.1 million, was invested in cash and cash equivalents (including $8.4 million of restricted cash). In comparison, as of September 30, 2018, 188.3% of net assets at fair value, or $556.8 million, was invested in 75 portfolio companies, including 19.8% of net assets, or $58.5 million, in subordinated notes and LLC equity interests of the OCSI Glick JV at fair value, and 5.6% of net assets, or $16.4 million, was invested in cash and cash equivalents (including $6.0 million of restricted cash). As of September 30, 2019, 90.9% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 9.1% consisted of investments in the subordinated notes of the OCSI Glick JV. As of September 30, 2018, 89.1% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates, 10.5% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates and 0.4% consisted of equity investments.
As of September 30, 2019 and 2018, the Company's equity investments consisted of LLC equity interests in portfolio companies and warrants. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2019, 2018 and 2017, the Company recorded net realized gains (losses) of $(0.5) million, $(27.7) million, and $(13.4) million, respectively. During the years ended September 30, 2019, 2018 and 2017, the Company recorded net unrealized appreciation (depreciation) of $(13.7) million, $28.6 million and $(17.8) million, respectively.
The composition of the Company's investments as of September 30, 2019 and September 30, 2018 at cost and fair value was as follows:

	September 30, 2019		September 30, 2018
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$553,679,070	$542,484,690	$498,923,794	$496,367,413
Equity securities, excluding the OCSI Glick JV	—	293,339	500,000	1,962,245
OCSI Glick JV subordinated notes	66,077,913	54,326,418	66,390,219	58,512,170
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Total	$626,868,734	$597,104,447	$572,925,764	$556,841,828

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Senior secured loans	$—	$360,600,227	$181,884,463	$—	$542,484,690
OCSI Glick JV subordinated notes	—	—	54,326,418	—	54,326,418
Equity securities	—	—	293,339	—	293,339
Total investments at fair value	$—	$360,600,227	$236,504,220	$—	$597,104,447
Cash equivalents	228,653	—	—	—	228,653
Derivative asset	—	20,876	—	—	20,876
Total assets at fair value	$228,653	$360,621,103	$236,504,220	$—	$597,353,976
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
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to September 30, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
New investments	68,133,733	—	—	68,133,733
Redemptions/repayments/sales	(85,294,241)	(312,307)	(1,875,587)	(87,482,135)
Transfers in (a)	29,045,393	—	—	29,045,393
Transfer out (a)	(10,618,125)	—	—	(10,618,125)
Accretion of OID	1,535,926	—	—	1,535,926
Net unrealized appreciation (depreciation)	(2,886,044)	(3,873,445)	(1,168,906)	(7,928,395)
Net realized gains (losses)	(788,246)	—	1,375,587	587,341
Fair value as of September 30, 2019	$181,884,463	$54,326,418	$293,339	$236,504,220
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of September 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2019	$(3,101,771)	$(3,873,445)	$90,044	$(6,885,172)
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to September 30, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2017	$426,620,456	$57,606,674	$1,059,989	$485,287,119
New investments	119,198,120	—	—	119,198,120
Redemptions/repayments/sales	(260,726,248)	—	(976,260)	(261,702,508)
Transfers in (a)	6,561,893	—	—	6,561,893
Transfers out (a)	(111,857,840)		—	(111,857,840)
Net accrual of PIK interest income	—	2,161,339	—	2,161,339
Accretion of original issue discount	2,349,407	—	—	2,349,407
Net unrealized appreciation (depreciation)	16,308,314	(1,255,843)	10,767,685	25,820,156
Net realized gains (losses)	(15,698,035)	—	(8,889,169)	(24,587,204)
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of September 30, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for year ended September 30, 2018	$1,048,941	$(1,255,843)	$982,044	$775,142
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2018 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured loans	$92,083,082	Market yield technique	Market yield	(b)	6.7%	-	13.0%	8.9%
	67,340,586	Broker Quotations	Broker quoted price	(c)	N/A	-	N/A	N/A
	20,960,795	Enterprise value technique	EBITDA multiple	(d)	4.2x	-	6.2x	5.2x
	1,500,000	Transactions precedent	Transaction price	(e)	N/A	-	N/A	N/A
OCSI Glick JV subordinated notes	54,326,418	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Equity securities	293,339	Enterprise value technique	EBITDA multiple	(d)	16.0x	-	18.0x	17.0x
Total	$236,504,220
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
(e) Used when there is an observable transaction or pending event for the investment.
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$126,056,800	$126,056,800	$—	$—	$126,056,800
East West Bank Facility payable	11,000,000	11,000,000	—	—	11,000,000
Deutsche Bank Facility payable	157,600,000	157,600,000	—	—	157,600,000
Total	$294,656,800	$294,656,800	$—	$—	$294,656,800

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

Portfolio Composition
 Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$553,679,070	88.33%	$498,923,794	87.08%
OCSI Glick JV subordinated notes	66,077,913	10.54%	66,390,219	11.59%
OCSI Glick JV equity interests	7,111,751	1.13%	7,111,751	1.24%
Equity securities, excluding the OCSI Glick JV	—	—	500,000	0.09%
Total	$626,868,734	100.00%	$572,925,764	100.00%

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$542,484,690	90.85%	190.70%	$496,367,413	89.14%	167.84%
OCSI Glick JV subordinated notes	54,326,418	9.10%	19.10%	58,512,170	10.51%	19.78%
Equity securities, excluding the OCSI Glick JV	293,339	0.05%	0.10%	1,962,245	0.35%	0.66%
OCSI Glick JV equity interests	—	—	—	—	—	—
Total	$597,104,447	100.00%	209.90%	$556,841,828	100.00%	188.28%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the composition of the Company's portfolio by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Northeast	$163,840,735	26.13%	$173,813,451	30.33%
West	156,427,384	24.95%	94,366,910	16.47%
Southwest	94,396,340	15.06%	120,288,446	21.00%
Midwest	90,085,074	14.37%	86,780,283	15.15%
Southeast	65,420,955	10.44%	61,850,120	10.80%
International	40,156,268	6.41%	35,826,554	6.25%
Northwest	10,490,760	1.67%	—	—
South	6,051,218	0.97%	—	—
Total	$626,868,734	100.00%	$572,925,764	100.00%

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
West	$154,984,247	25.95%	54.46%	$95,136,359	17.08%	32.17%
Northeast	145,176,830	24.31%	51.04%	158,042,549	28.39%	53.44%
Southwest	90,401,243	15.14%	31.78%	119,935,588	21.54%	40.55%
Midwest	88,834,091	14.88%	31.24%	87,543,463	15.72%	29.60%
Southeast	62,741,930	10.51%	22.06%	60,083,355	10.79%	20.31%
International	38,583,801	6.46%	13.56%	36,100,514	6.48%	12.21%
Northwest	10,483,298	1.76%	3.69%	—	—	—
South	5,899,007	0.99%	2.07%	—	—	—
Total	$597,104,447	100.00%	209.90%	$556,841,828	100.00%	188.28%

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2019 and September 30, 2018:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Application software	$81,483,953	12.98%	$29,825,536	5.21%
Multi-sector holdings (1)	73,189,664	11.68	73,501,970	12.84
Aerospace & defense	32,851,441	5.24	31,214,405	5.45
Internet services & infrastructure	28,457,280	4.54	17,929,508	3.13
Diversified support services	27,474,583	4.38	22,877,903	3.99
Advertising	24,102,621	3.84	24,799,901	4.33
Integrated telecommunication services	17,406,502	2.78	18,822,698	3.29
Healthcare services	17,175,085	2.74	15,537,984	2.71
Alternative carriers	16,926,483	2.70	7,193,230	1.26
Data processing & outsourced services	16,648,375	2.66	5,454,064	0.95
Systems software	15,530,330	2.48	14,292,176	2.49
Commercial printing	15,457,725	2.47	11,661,172	2.04
Specialized finance	15,215,979	2.43	16,284,064	2.84
Oil & gas exploration & production	14,662,039	2.34	29,426,644	5.14
Pharmaceuticals	12,626,920	2.01	14,389,558	2.51
Oil & gas refining & marketing	11,832,244	1.89	—	—
Interactive media & services	11,821,820	1.89	—	—
Healthcare technology	10,897,989	1.74	8,932,500	1.56
Computer & electronics retail	10,808,325	1.72	10,890,000	1.90
Publishing	10,291,050	1.64	10,395,000	1.81
Research & consulting services	9,887,627	1.58	19,195,177	3.35
Real estate services	9,832,986	1.57	—	—
Communications equipment	9,740,555	1.55	13,797,609	2.41
IT consulting & other services	9,683,496	1.54	9,774,840	1.71
Movies & entertainment	9,656,395	1.54	7,871,884	1.37
Industrial machinery	9,319,898	1.49	13,583,358	2.37
Leisure facilities	8,992,137	1.43	8,783,236	1.53
Trading companies & distributors	8,943,835	1.43	8,066,138	1.41
Healthcare equipment	8,887,725	1.42	—	—
Metal & glass containers	8,850,147	1.41	8,933,303	1.56
Specialized REITs	8,642,094	1.38	8,662,946	1.51
Human resource & employment services	8,099,807	1.29	9,558,548	1.67
Biotechology	7,930,000	1.27	—	—
Household appliances	6,857,242	1.09	6,916,677	1.21
Electrical components & equipment	6,363,049	1.02	11,649,358	2.03
Auto parts & equipment	5,749,771	0.92	5,810,752	1.01
Household products	5,025,753	0.80	5,032,864	0.88
Commodity chemicals	4,920,165	0.78	9,927,861	1.73
Specialty chemicals	4,686,365	0.75	4,740,634	0.83
Environmental & facilities services	4,214,058	0.67	12,391,602	2.16
Personal products	2,985,000	0.48	11,595,993	2.02
General merchandise stores	1,549,641	0.25	1,866,494	0.33
Oil & gas equipment & services	631,923	0.10	8,785,515	1.53
Oil & gas storage & transportation	558,657	0.09	4,830,210	0.84
Investment banking & brokerage	—	—	5,525,388	0.96
Specialized consumer services	—	—	5,492,997	0.96
Specialty stores	—	—	3,903,305	0.68
Hypermarkets & super centers	—	—	2,800,762	0.49
Total	$626,868,734	100.00%	$572,925,764	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application software	$80,958,933	13.52%	28.46%	$30,809,085	5.53%	10.42%
Multi-sector holdings (1)	54,326,418	9.10	19.10	58,512,170	10.49	19.75
Aerospace & defense	32,504,494	5.44	11.42	31,429,288	5.64	10.63
Internet services & infrastructure	28,470,497	4.77	10.01	17,983,455	3.23	6.08
Diversified support services	27,311,758	4.57	9.62	23,235,390	4.17	7.86
Advertising	20,960,795	3.51	7.37	22,535,595	4.05	7.62
Healthcare services	17,176,083	2.88	6.03	15,046,044	2.70	5.09
Integrated telecommunication services	17,138,851	2.87	6.03	18,755,621	3.37	6.34
Alternative carriers	16,958,629	2.84	5.97	7,237,952	1.30	2.45
Data processing & outsourced services	16,757,043	2.81	5.89	5,571,370	1.00	1.88
Systems software	15,466,728	2.59	5.43	14,539,208	2.61	4.92
Commercial printing	15,377,480	2.58	5.41	11,837,466	2.13	4.00
Specialized finance	14,473,206	2.42	5.09	16,152,596	2.90	5.46
Oil & gas exploration & production	13,947,600	2.34	4.90	29,501,218	5.30	9.98
Pharmaceuticals	12,082,358	2.02	4.25	13,461,109	2.42	4.55
Oil & gas refining & marketing	11,970,818	2.00	4.21	—	—	—
Interactive media & services	11,880,796	1.99	4.17	—	—	—
Healthcare technology	11,032,320	1.85	3.88	9,091,890	1.63	3.07
Computer & electronics retail	10,781,031	1.81	3.79	10,986,250	1.97	3.71
Publishing	10,421,039	1.75	3.66	10,618,125	1.91	3.59
Research & consulting services	10,267,889	1.72	3.61	19,674,633	3.53	6.65
Real estate services	9,875,250	1.65	3.47	—	—	—
Movies & entertainment	9,616,125	1.61	3.38	7,882,412	1.42	2.67
Communications equipment	9,361,407	1.57	3.29	14,009,856	2.52	4.74
Industrial machinery	9,206,556	1.54	3.24	13,523,015	2.43	4.57
Healthcare equipment	8,994,333	1.51	3.16	—	—	—
Leisure facilities	8,979,519	1.50	3.16	8,779,008	1.58	2.97
Trading companies & distributors	8,929,919	1.50	3.14	8,097,760	1.45	2.74
Specialized REITs	8,648,021	1.45	3.04	8,567,365	1.54	2.90
Metal & glass containers	8,387,578	1.40	2.95	9,084,108	1.63	3.07
Biotechnology	8,040,000	1.35	2.82	—	—	—
Human resource & employment services	8,008,543	1.34	2.81	9,665,384	1.74	3.27
IT consulting & other services	7,974,500	1.34	2.80	8,040,141	1.44	2.72
Household appliances	6,661,922	1.12	2.34	6,950,485	1.25	2.35
Electrical components & equipment	6,009,639	1.01	2.11	12,071,280	2.17	4.08
Auto parts & equipment	5,385,930	0.90	1.89	5,823,070	1.05	1.97
Commodity chemicals	4,931,156	0.83	1.73	10,084,717	1.81	3.41
Household products	4,756,250	0.80	1.67	4,984,375	0.90	1.69
Environmental & facilities services	3,975,425	0.67	1.40	12,544,437	2.25	4.24
Specialty chemicals	3,687,132	0.62	1.30	4,487,948	0.81	1.52
Personal products	3,017,820	0.51	1.06	11,700,000	2.10	3.96
General merchandise stores	1,425,618	0.24	0.50	1,940,863	0.35	0.66
Oil & gas storage & transportation	556,541	0.09	0.20	4,898,833	0.88	1.66
Oil & gas equipment & services	410,497	0.07	0.14	9,087,444	1.63	3.07
Investment banking & brokerage	—	—	—	5,500,440	0.99	1.86
Specialized consumer services	—	—	—	5,370,007	0.96	1.82
Specialty stores	—	—	—	3,927,701	0.71	1.33
Hypermarkets & super centers	—	—	—	2,842,714	0.51	0.96
Total	$597,104,447	100.00%	209.90%	$556,841,828	100.00%	188.28%
___________________

(1)	This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No investment represented greater than 10% of the total investment portfolio at fair value as of September 30, 2019. The Company held one investment that represented greater than 10% of the total investment portfolio at fair value as of September 30, 2018, which was as follows:

September 30, 2018
OCSI Glick JV	10.5%

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of September 30, 2019 and September 30, 2018, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 39 and 31 portfolio companies as of September 30, 2019 and September 30, 2018, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of September 30, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of September 30, 2019, bore interest at a rate equal to 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $91.9 million and $94.3 million of borrowings were outstanding as of September 30, 2019 and September 30, 2018, respectively.
As of September 30, 2019 and September 30, 2018, the OCSI Glick JV had total assets of $179.7 million and $166.2 million, respectively. As of September 30, 2019, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.3 million in the aggregate at fair value. As of September 30, 2018, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $58.5 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2019 and September 30, 2018, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of September 30, 2019 and September 30, 2018, of which $73.5 million was from the Company. As of each of September 30, 2019 and September 30, 2018, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of September 30, 2019 and September 30, 2018, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Senior secured loans (1)	$177,911,560	$160,746,402
Weighted average current interest rate on senior secured loans (2)	6.92%	7.30%
Number of borrowers in the OCSI Glick JV	39	31
Largest loan exposure to a single borrower (1)	$7,425,000	$7,960,000
Total of five largest loan exposures to borrowers (1)	$34,662,500	$36,442,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	$2,718,993	$2,651,270	$2,504,016	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	7,425,000	7,406,438	7,437,400
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	6,930,000	6,860,699	6,834,712	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	2,977,500	2,912,809	2,975,639
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	5,359,286	5,359,286	4,874,270
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%	Application software	3,395,374	3,377,463	3,327,467	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & electronics retail	2,977,500	2,947,725	2,940,281	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	4,937,500	4,917,589	4,570,273
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,850,000	4,838,318	4,349,868
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	3,980,000	3,940,200	4,004,875	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	5,000,000	4,900,000	4,930,075	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%	Oil & gas equipment & services	6,912,500	6,912,500	5,673,745
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	5,000,000	4,962,500	5,025,000	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	1,000,000	995,000	1,002,920	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,658,544	4,626,032	4,632,004
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunications services	5,468,222	5,365,594	5,466,281	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	5,895,000	5,850,631	5,732,888
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	5,000,000	4,979,290	4,937,500	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	4,340,941	4,326,851	3,997,290	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.80%	Insurance brokers	4,813,924	4,744,243	4,681,541

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	$5,000,000	$4,939,169	$5,021,100
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	1,429,306	1,406,187	913,565	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	4,143,750	4,089,029	4,060,875	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	837,128	826,823	820,385	(4)
Total MHE Intermediate Holdings, LLC				4,980,878	4,915,852	4,881,260
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%	Healthcare technology	4,000,000	3,980,000	4,005,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	5,417,500	5,396,178	5,336,238
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,868,628	5,824,577	5,760,440
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	6,895,000	6,888,231	6,903,619	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(1,720)	(645)	(4)(5)
	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	3,655,914	3,637,634	3,649,059	(4)
Total OEConnection LLC				3,655,914	3,635,914	3,648,414
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,989,924	3,970,677	4,010,712
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.29%	Trading companies & distributors	3,849,574	3,835,594	3,820,702
Servpro Borrower, LLC	First Lien Term Loan, PRIME+2.50% cash due 3/26/2026	7.50%	Specialized consumer services	3,980,000	3,970,050	3,984,975
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	6,256,250	6,227,881	5,943,438
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	5,910,000	5,864,902	5,902,613	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	6,500,000	6,467,500	6,538,610	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%	Human resources & employment services	3,114,779	3,109,120	2,907,133	(4)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,105,000
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	2,493,573	2,493,573	2,503,099	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	4,929,950	4,913,436	4,956,645	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	3,000,000	2,974,333	2,987,490	(4)
Total Portfolio Investments				$177,911,560	$176,687,612	$173,028,098
__________
(1) Represents the current interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06% and the PRIME at 5.00%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of September 30, 2019.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCSI Glick JV Portfolio as of September 30, 2018

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Air Newco LLC	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	7.03%	IT consulting & other services	$7,500,000	$7,481,250	$7,575,000
AI Ladder (Luxembourg) Subco S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	7.02%	Electrical components & equipment	5,000,000	4,853,898	5,029,700	(4)
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.84%	Oil & gas storage & transportation	7,000,000	6,930,000	7,028,455	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.16%	Integrated telecommunication services	3,000,000	2,925,338	2,982,855
Alvogen Pharma US Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.99%	Pharmaceuticals	6,875,051	6,875,051	6,942,358
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.39%	Application software	3,750,800	3,719,206	3,728,294	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.74%	Computer & electronics retail	3,000,000	2,970,000	2,996,250	(4)
Asset International, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/30/2024	6.89%	Research & Consulting Services	3,970,000	3,899,167	3,952,818	(4)
Bison Midstream Holdings LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.17%	Oil & gas equipment & services	4,987,500	4,963,823	4,971,914
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.39%	Restaurants	4,900,000	4,888,197	4,777,500
Chloe Ox Parent LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.89%	Healthcare services	5,970,000	5,915,738	5,992,388	(4)
CM Delaware LLC	First Lien Term Loan, LIBOR+5.25% cash due 3/18/2021	7.64%	Interactive media & services	2,053,658	2,052,561	2,002,316
Eton	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.74%	Research & consulting services	5,000,000	4,976,145	5,025,000	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/13/2021	8.99%	Specialty chemicals	4,330,233	4,295,307	4,330,288
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 12/27/2024	6.89%	Systems software	5,955,000	5,901,647	5,999,664
IBC Capital Ltd.	First Lien Term Loan, LIBOR+3.75% cash due 9/11/2023	6.09%	Metal & glass containers	4,975,000	4,962,562	5,015,421
Indivior Finance S.a.r.l	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.85%	Pharmaceuticals	4,732,907	4,712,773	4,718,117	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	8.07%	Insurance brokers	4,863,924	4,767,629	4,876,084
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/12/2025	7.24%	Oil & gas equipment & services	7,960,000	7,808,276	8,077,728	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	4,186,250	4,119,789	4,147,707	(4)
	Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.39%	Diversified support services	845,676	835,249	837,883	(4)
Total MHE Intermediate Holdings, LLC				5,031,926	4,955,038	4,985,590
Morphe LLC	First Lien Term Loan, LIBOR+6.00% cash due 2/10/2023	8.40%	Personal products	3,412,500	3,382,166	3,412,500	(4)
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	7.08%	Electrical components & equipment	5,472,500	5,447,047	5,479,341
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.25%	Application software	5,929,606	5,878,236	5,759,129
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.25% cash due 3/13/2025	6.39%	Commodity chemicals	6,965,000	6,956,910	7,078,288	(4)
R1 RCM Inc.	First Lien Term Loan, LIBOR+5.25% cash due 5/8/2025	7.65%	Healthcare services	7,000,000	6,800,665	7,017,500	(4)
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.71%	Trading companies & distributors	3,889,854	3,871,269	3,880,130
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 11/18/2022	7.34%	Footwear	6,321,250	6,283,276	6,005,189

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.74%	Human resources & employment services	$5,939,699	$5,926,444	$5,984,248	(4)
Unimin Corp.	First Lien Term Loan, LIBOR+3.75% cash due 5/17/2025	6.14%	Oil & gas equipment & services	6,982,500	6,982,500	6,621,714
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.99%	Data processing & outsourced services	4,977,494	4,957,752	5,008,602
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.15%	Aerospace & defense	3,000,000	2,970,428	3,006,570	(4)
Total Portfolio Investments				$160,746,402	$159,310,299	$160,260,951
________
(1) Represents the current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2018, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the PRIME at 5.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of September 30, 2018.

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.2 million and $54.3 million, respectively, as of September 30, 2019 and $73.5 million and $58.5 million, respectively, as of September 30, 2018. As of September 30, 2019 and September 30, 2018, the Subordinated Notes bore a weighted average interest rate of LIBOR plus 6.5% per annum. For the years ended September 30, 2019, 2018 and 2017, the Company earned interest income of $5.9 million, $6.1 million and $5.8 million, respectively, on its investment in the Subordinated Notes, of which $0.0 million, $2.2 million and $0.2 million was PIK interest income, respectively. The Company did not earn any dividend income for the years ended September 30, 2019 and 2018 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The Company reversed $0.6 million of dividend income previously recorded in prior periods during the year ended September 30, 2017 with respect to its LLC equity interests following a determination that such amounts were no longer collectible. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the OCSI Glick JV as of September 30, 2019 and September 30, 2018 and for the years ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2019: $176,687,612; cost September 30, 2018: $159,310,299)	$173,028,098	$160,260,951
Cash and cash equivalents	1,096,498	2,055,935
Restricted cash	2,616,125	2,036,487
Due from portfolio companies	—	53,006
Other assets	2,937,681	1,781,502
Total assets	$179,678,402	$166,187,881

Senior credit facility payable	$91,881,939	$94,281,939
Subordinated notes payable at fair value (proceeds September 30, 2019: $75,517,614; proceeds September 30, 2018: $75,874,536)	62,087,348	66,871,054
Other liabilities	25,709,115	5,034,888
Total liabilities	$179,678,402	$166,187,881
Members' equity	—	—
Total liabilities and members' equity	$179,678,402	$166,187,881

	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$12,446,772	$9,823,972
Fee income	29,999	77,999
Total investment income	12,476,771	9,901,971
Interest expense	11,597,998	11,433,877
Other expenses	176,358	211,874
Total expenses (1)	11,774,356	11,645,751
Net unrealized appreciation (depreciation)	(183,384)	10,626,928
Realized gain (loss)	(519,031)	(8,883,148)
Net income (loss)	$—	$—
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
During the years ended September 30, 2019 and 2018, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the years ended September 30, 2019, 2018 and 2017, the Company recorded total fee income of $0.6 million, $2.1 million, and $2.2 million, respectively, of which $0.1 million, $0.1 million and $0.5 million, respectively, was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2019, 2018 and 2017:

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$6,973,982	$20,673,049	$(8,766,879)
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.24	$0.70	$(0.30)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Net Assets

The following table presents the changes in net assets for the years ended September 30, 2019, 2018 and 2017:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2016	29,466,768	$294,668	$373,995,934	$(48,461,208)	$325,829,394
Net investment income	—	—	—	22,421,693	22,421,693
Net unrealized appreciation (depreciation)	—	—	—	(17,803,657)	(17,803,657)
Net realized gains (losses)	—	—	—	(13,384,915)	(13,384,915)
Distributions to stockholders	—	—	—	(23,426,081)	(23,426,081)
Issuance of common stock under dividend reinvestment plan	30,783	308	270,322	—	270,630
Repurchases of common stock under dividend reinvestment program	(30,783)	(308)	(270,322)	—	(270,630)
Balance at September 30, 2017	29,466,768	$294,668	$373,995,934	$(80,654,168)	$293,636,434
Net investment income	—	$—	$—	$19,771,332	$19,771,332
Net unrealized appreciation (depreciation)	—	—	—	28,615,535	28,615,535
Net realized gains (losses)	—	—	—	(27,713,818)	(27,713,818)
Distributions to stockholders	—	—	—	(16,452,988)	(16,452,988)
Tax return of capital	—	—	(2,111,075)	—	(2,111,075)
Reclassification of additional paid-in capital	—	—	(1,133,470)	1,133,470
Issuance of common stock under dividend reinvestment plan	33,462	335	281,402	—	281,737
Repurchases of common stock under dividend reinvestment program	(33,462)	(335)	(281,402)	—	(281,737)
Balance at September 30, 2018	29,466,768	$294,668	$370,751,389	$(75,300,637)	$295,745,420
Net investment income	—	$—	$—	$21,140,251	$21,140,251
Net unrealized appreciation (depreciation)	—	—	—	(13,705,282)	(13,705,282)
Net realized gains (losses)	—	—	—	(460,987)	(460,987)
Distributions to stockholders	—	—	—	(18,269,396)	(18,269,396)
Reclassification of additional paid-in capital	—	—	(1,552,057)	1,552,057	—
Issuance of common stock under dividend reinvestment plan	26,350	263	214,804	—	215,067
Repurchases of common stock under dividend reinvestment program	(26,350)	(263)	(214,804)	—	(215,067)
Balance at September 30, 2019	29,466,768	$294,668	$369,199,332	$(85,043,994)	$284,450,006
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
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
For income tax purposes, the Company estimates that its distributions for the 2019 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2019 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deemed a return of capital for tax purposes to the Company’s stockholders. For the year ended September 30, 2019, no portion of distributions were deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2019, 2018 and 2017:

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
Quarterly	February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
Quarterly	May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
Quarterly	August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
Total for the year ended September 30, 2019				$0.62	$18,054,329	26,350	$215,067

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
Quarterly	August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
Quarterly	February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
Quarterly	May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
Quarterly	August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
Total for the year ended September 30, 2018				$0.63	$18,282,326	33,462	$281,737

Frequency	Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value (2)
Monthly	August 4, 2016	October 14, 2016	October 31, 2016	$0.075	$2,183,023	3,146	$26,985
Monthly	August 4, 2016	November 15, 2016	November 30, 2016	0.075	2,183,100	2,986	26,908
Monthly	October 19, 2016	December 15, 2016	December 30, 2016	0.075	2,179,421	3,438	30,586
Monthly	October 19, 2016	January 31, 2017	January 31, 2017	0.075	2,180,645	2,905	29,363
Monthly	October 19, 2016	February 15, 2017	February 28, 2017	0.075	2,183,581	2,969	26,427
Monthly	February 6, 2017	March 15, 2017	March 31, 2017	0.04	1,165,417	1,508	13,253
Quarterly	February 6, 2017	June 15, 2017	June 30, 2017	0.19	5,543,465	6,840	55,221
Quarterly	August 7, 2017	September 15, 2017	September 29, 2017	0.19	5,536,798	6,991	61,888
Total for the year ended September 30, 2017				$0.795	$23,155,451	30,783	$270,630
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding
Common Stock Offering
There were no common stock offerings during the years ended September 30, 2019, 2018 and 2017.
Note 6. Borrowings
Citibank Facility
On January 15, 2015, OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC), the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility (as amended, the "Citibank Facility") with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.
As of September 30, 2019 and September 30, 2018, the Company was able to borrow $180 million under the Citibank Facility.  As of September 30, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of September 30, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.00% per annum during the subsequent two years, respectively. In addition, as of September 30, 2019, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of September 30, 2019, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of September 30, 2019 and September 30, 2018, the Company had $126.1 million and $110.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.463%, 4.264% and 3.559% for the years ended September 30, 2019, 2018 and 2017, respectively. For the years ended September 30, 2019, 2018 and 2017, the Company recorded interest expense of $6.4 million, $4.2 million and $4.2 million respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of September 30, 2019, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. As of September 30, 2019, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2019 and September 30, 2018, the Company had $11.0 million and $8.0 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 5.407%, 4.949% and 4.633% for the years ended September 30, 2019, 2018 and 2017, respectively. For the years ended September 30, 2019, 2018 and 2017, the Company recorded interest expense of $0.6 million, $0.6 million and $0.5 million, respectively, related to the East West Bank Facility.
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
Under the Deutsche Bank Facility, as of September 30, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through March 31, 2020 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of June 30, 2020, the occurrence of an event of default or completion of a securitization transaction.
As of September 30, 2019 and prior to December 31, 2019, borrowings under the Deutsche Bank Facility bore interest at a rate equal to the three-month LIBOR plus 2.00%, following which the interest rate reset to three-month LIBOR plus 2.10% for the remaining term of the Deutsche Bank Facility. No up-front commitment fees were paid by the Company in connection with the Deutsche Bank Facility. There was a non-usage fee of 0.25% per annum payable on the undrawn amount under the Deutsche Bank Facility through December 24, 2018, following which the non-usage fee increased to 0.50% per annum for the remaining term of the Deutsche Bank Facility.
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
As of September 30, 2019 and September 30, 2018, the Company had $157.6 million and $157.0 million outstanding under the Deutsche Bank Facility, respectively. For the year ended September 30, 2019 and the period from September 24, 2018 through September 30, 2018, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.524% and 4.266%, respectively, and the Company recorded interest expense of $7.5 million and $0.1 million, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended September 30, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

	Year ended September 30, 2018	Year ended September 30, 2017
Interest expense	$7,123,152	$5,741,534
Loan administration fees	93,209	69,514
Amortization of debt issuance costs	2,224,132	290,104
Total interest and other debt financing expenses	$9,440,493	$6,101,152
Cash paid for interest expense	$8,469,735	$5,449,738
Annualized average interest rate	4.170%	3.425%
Average outstanding balance	$176,875,000	$180,462,192

Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2019 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2020	2021	2022	2023
Citibank Facility	$126,056,800	$—	$—	$—	$126,056,800
Deutsche Bank Facility	157,600,000	157,600,000	—	—	—
East West Bank Facility	11,000,000	—	11,000,000	—	—
Total	$294,656,800	$157,600,000	$11,000,000	$—	$126,056,800

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Interest and Dividend Income

As of September 30, 2019, there were no investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2018, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income.

The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2018 were as follows:

	September 30, 2018
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$564,507,626	99.86%	$554,829,583	99.99%
Cash non-accrual (1)	806,387	0.14	50,000	0.01
Total	$565,314,013	100.00%	$554,879,583	100.00%
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2019, 2018 and 2017:

	Year ended September 30, 2019	Year ended September 30, 2018	Year ended September 30, 2017
Net increase (decrease) in net assets resulting from operations	$6,973,982	$20,673,049	$(8,766,879)
Net unrealized (appreciation) depreciation	13,705,282	(28,615,535)	17,803,657
Book/tax difference due to deferred loan fees	—	—	(1,438,850)
Book/tax difference due to interest income on certain loans	—	—	1,642,722
Book/tax difference due to capital losses not recognized (recognized)	(1,511,618)	23,225,073	13,384,915
Other book/tax differences	614,614	—	557,519
Taxable/Distributable Income (1)	$19,782,260	$15,282,587	$23,183,084

__________________

(1)
The Company's taxable income for the year ended September 30, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2019. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2019, the Company had a net capital loss carryforward of $60,782,648, which can be used to offset future capital gains and is not subject to expiration. Of the net capital loss carryforward, $7,293,950 is available to offset future short-term capital gains and $53,488,698 is available to offset future long-term capital gains.
For the year ended September 30, 2019, the Company reclassified $1.6 million of additional paid-in-capital to accumulated overdistributed earnings on the Consolidated Statement of Assets and Liabilities to reflect distributions that occurred prior to September 30, 2018 that were deemed to be a return of capital for income tax purposes. These reclassification entries did not impact total net assets.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$1,512,863
Net realized capital losses	(60,782,648)
Unrealized losses, net	(25,774,209)
The aggregate cost of investments for income tax purposes was $622.9 million as of September 30, 2019. As of September 30, 2019, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $24.6 million. As of September 30, 2019, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $50.4 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $25.8 million.
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
During the year ended September 30, 2019, the Company recorded aggregate net realized losses of $0.5 million in connection with the exit of various investments.
During the year ended September 30, 2018, the Company recorded aggregate net realized losses of $27.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox Ltd.	$(15.9)
Metamorph US 3, LLC	(8.9)
Other, net	(2.9)
Total, net	$(27.7)
During the year ended September 30, 2017, the Company recorded aggregate net realized losses of $13.4 million, primarily in connection with the sale of the Company's first and second lien term loan investments in the Answers Corporation.
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the year ended September 30, 2019 , the Company recorded net unrealized depreciation of $(13.7) million. This consisted of $(12.4) million of unrealized depreciation of debt investments and $(1.3) million of net unrealized depreciation from exited investments (a portion of which resulted in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments.
For the year ended September 30, 2018, the Company recorded net unrealized appreciation of $28.6 million. This consisted of $29.0 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.0 million of net unrealized appreciation on equity investments, offset by $(1.4) million of net unrealized depreciation on debt investments.
For the year ended September 30, 2017, the Company recorded net unrealized depreciation of $(17.8) million. This consisted of $(14.1) million of net unrealized depreciation on debt investments and $(12.9) million of net unrealized depreciation on equity investments, offset by $9.2 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses).

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

Note 11. Related Party Transactions
As of September 30, 2019 and September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.4 million and $1.9 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.

Investment Advisory Agreement
Effective October 17, 2017 and as of September 30, 2019, the Company is party to the Investment Advisory Agreement. Under the Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until September 30, 2021 and thereafter from year-to-year if approved annually by the Company's Board of Directors or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
Base Management Fee
Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.00% of total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the year ended September 30, 2019, the base management fee incurred under the Investment Advisory Agreement was $5.9 million, which was payable to Oaktree. For the period from October 17, 2017 to September 30, 2018, the base management fee incurred under the Investment Advisory Agreement was $5.4 million, which was payable to Oaktree.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the year ended September 30, 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $3.8 million. For the period from October 17, 2017 to September 30, 2018, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $2.2 million.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. As of September 30, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the year ended September 30, 2019, the Company did not accrue a capital gains incentive fee.

To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company pursuant to which Oaktree will waive, to the extent necessary, any management or incentive fees payable under the Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any actual fee waiver will be reimbursed as soon as practicable after the end of the two-year period. For the year ended September 30, 2019, the Company accrued $0.5 million potentially subject to waiver. For the year ended September 30, 2018, the Company accrued $0.7 million potentially subject to waiver. As of September 30, 2019, the Company accrued $1.2 million of cumulative amounts subject to potential waiver, which was included in base management fee and incentive fee payable.
Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers,

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the period from October 1, 2017 to October 17, 2017 and the year ended September 30, 2017, the base management fee (net of waivers, if any) incurred under the Former Investment Advisory Agreement with the Former Adviser was $0.2 million and $5.6 million, respectively, all of which was payable to the Former Adviser.
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

For the period from October 1, 2017 to October 17, 2017 and the year ended September 30, 2017, incentive fees incurred under the Former Investment Advisory Agreement with the Former Adviser were $0.1 million and $3.2 million, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative Services
Effective October 17, 2017, the Company is party to the Administration Agreement with Oaktree Administrator. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator makes reports to the Company’s Board of Directors of its performance of obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of the Company’s business and affairs, in each case, as it shall determine to be desirable or as reasonably required by the Company’s Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
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
For providing these services, facilities and personnel, the Company reimburses Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
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
For the year ended September 30, 2019, the Company accrued administrative expenses of $1.3 million, including $0.2 million of general and administrative expenses. For the year ended September 30, 2018, the Company accrued administrative expenses of $1.3 million, including $0.2 million of general and administrative expenses. Of the amount accrued for the year ended September 30, 2018, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.2 million was due to Oaktree Administrator. For the year ended September 30, 2017, the Company accrued administrative expenses of $1.9 million, including $1.2 million of general and administrative expenses, which were due to the Former Administrator.
As of September 30, 2019 and September 30, 2018, $1.5 million and $1.7 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Net asset value at beginning of period	$10.04	$9.97	$11.06	$12.11	$12.65
Net investment income (2)	0.72	0.67	0.76	0.86	0.96
Net unrealized appreciation (depreciation) (2)	(0.47)	0.97	(0.60)	(0.58)	(0.43)
Net realized gains (losses) (2)	(0.02)	(0.94)	(0.45)	(0.43)	0.01
Distributions to stockholders	(0.62)	(0.56)	(0.80)	(0.90)	(1.07)
Tax return of capital	—	(0.07)	—	—	—
Net issuance of common stock	—	—	—	—	(0.01)
Net asset value at end of period	$9.65	$10.04	$9.97	$11.06	$12.11
Per share market value at beginning of period	$8.65	$8.80	$8.56	$8.73	$11.82
Per share market value at end of period	$8.25	$8.65	$8.80	$8.56	$8.73
Total return (3)	2.83%	5.90%	12.51%	9.44%	(15.76)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$295,745,420	$293,636,434	$325,829,394	$356,807,103	$372,677,678
Net assets at end of period	$284,450,006	$295,745,420	$293,636,434	$325,829,394	$356,807,103
Average net assets (4)	$286,712,068	$294,285,497	$316,440,902	$332,486,362	$368,839,422
Ratio of net investment income to average net assets	7.37%	6.72%	7.09%	7.59%	7.67%
Ratio of total expenses to average net assets	10.11%	9.72%	7.71%	8.44%	6.29%
Ratio of net expenses to average net assets	9.94%	9.48%	7.63%	8.44%	6.29%
Ratio of portfolio turnover to average investments at fair value	34.11%	74.88%	46.80%	28.02%	21.48%
Weighted average outstanding debt (5)	$290,086,937	$269,760,689	$267,608,526	$303,204,218	$243,240,691
Average debt per share (2)	$9.84	$9.15	$9.08	$10.29	$8.25
Asset coverage ratio at end of period (6)	196.54%	207.52%	211.67%	211.43%	210.46%

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $294.7 million and $275.1 million, $263.0 million, $292.4 million and $323 million as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30 for the years indicated below. We had no senior securities outstanding as of September 30 of any prior fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit

Citibank Facility
Fiscal 2015	$136,659,800	$2,105	—	N/A
Fiscal 2016	107,426,800	2,114	—	N/A
Fiscal 2017	76,456,800	2,117	—	N/A
Fiscal 2018	110,056,800	2,075	—	N/A
Fiscal 2019	126,056,800	1,965	—	N/A

East West Bank Facility
Fiscal 2017	$6,500,000	$2,117	—	N/A
Fiscal 2018	8,000,000	2,075	—	N/A
Fiscal 2019	11,000,000	1,965	—	N/A

Deutsche Bank Facility
Fiscal 2018	$157,000,000	$2,075	—	N/A
Fiscal 2019	157,600,000	1,965	—	N/A

Notes Payable
Fiscal 2015	$186,366,000	$2,105	—	N/A
Fiscal 2016	180,000,000	2,114	—	N/A
Fiscal 2017	180,000,000	2,117	—	N/A

Secured Borrowings
Fiscal 2016	$5,000,000	$2,114	—	N/A

Total Senior Securities
Fiscal 2015	$323,025,800	$2,105	—	N/A
Fiscal 2016	292,426,800	2,114	—	N/A
Fiscal 2017	262,956,800	2,117	—	N/A
Fiscal 2018	275,056,800	2,075	—	N/A
Fiscal 2019	294,656,800	1,965	—	N/A

__________

(1)	Total amount of each class of senior securities outstanding at the end of the periods.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company's consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information that the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,106,199	£4,934,900	10/15/2019	$20,876	$—	Derivative asset

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,541,130	£4,975,000	10/26/2018	$45,807	$—	Derivative asset

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2019 and September 30, 2018, off-balance sheet arrangements consisted of $24.2 million and $22.8 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of September 30, 2019 and September 30, 2018 is shown in the table below:

	September 30, 2019	September 30, 2018
OCSI Glick JV LLC	$13,998,029	$13,998,029
MHE Intermediate Holdings, LLC	4,466,338	3,901,478
PaySimple, Inc.	2,450,000	—
Mindbody, Inc.	952,381	—
OEConnection LLC	731,183	—
Apptio, Inc.	692,308	—
GKD Index Partners, LLC	444,444	111,111
iCIMs, Inc.	294,118	294,118
Ministry Brands, LLC	80,000	70,000
4 Over International, LLC	60,629	68,452
CircusTrix Holdings LLC	—	1,070,055
Internet Pipeline, Inc.	—	800,000
Asset International, Inc.	—	2,500,000
Total	$24,169,430	$22,813,243

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for Oaktree Strategic Income Corporation for the years ended September 30, 2019, 2018 and 2017 are below:

	For or as of the three months ended
(dollars in thousands, except per share amounts)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income (1)	$12,078	$13,809	$12,482	$11,259	$14,724	$11,661	$10,555	$10,731	$11,820	$12,171	$11,020	$11,561
Net investment income (1)	5,142	5,918	5,217	4,864	5,563	5,072	4,589	4,547	5,521	5,930	5,086	5,884
Net realized and unrealized gain (loss) (1)	(2,145)	(2,435)	8,479	(18,064)	2,796	(3,347)	4,093	(2,641)	(19,984)	(5,791)	(254)	(5,159)
Net increase (decrease) in net assets resulting from operations (1)	2,996	3,483	13,695	(13,201)	8,359	1,725	8,683	1,906	(14,463)	139	4,832	725
Net assets	284,450	286,021	287,105	277,977	295,745	291,953	294,501	289,944	293,636	313,698	319,158	319,924
Total investment income per common share (1)	$0.41	$0.47	$0.42	$0.38	$0.50	$0.40	$0.36	$0.36	$0.40	$0.41	$0.37	$0.39
Net investment income per common share (1)	0.17	0.20	0.18	0.17	0.19	0.17	0.16	0.15	0.19	0.20	0.17	0.20
Earnings (loss) per common share (1)	0.10	0.12	0.46	(0.45)	0.28	0.06	0.29	0.06	(0.49)	—	0.16	0.02
Net asset value per common share at period end (1)	9.65	9.71	9.74	9.43	10.04	9.91	9.99	9.84	9.97	10.65	10.83	10.86
__________
(1) The sum of quarterly amounts may not equal annual amounts due to rounding.

Note 16. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2019, except as discussed below.
Distribution Declaration
On November 12, 2019, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable on December 31, 2019 to stockholders of record on December 13, 2019.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2019	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.89%		$66,077,912	$—	$5,945,194	$58,512,170	$—	$(4,185,752)	$54,326,418	19.1%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,077,912	$—	$5,945,194	$58,512,170	$—	$(4,185,752)	$54,326,418	19.1%

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
______________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

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

Item 9A. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 29, 2018).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
4.2*	Description of Securities.
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit e filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.2
Investment Advisory Agreement, dated as of September 30, 2019, between the Registrant and Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 2, 2019).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit j filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.4
Administration Agreement, dated as of September 30, 2019, between the Registrant and Oaktree Fund Administration, LLC (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 2, 2019).

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

10.11
First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 16, 2018).

10.12
Second Amendment to Loan and Security Agreement by and between the Registrant and East West Bank, dated as of May 21, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 23, 2018).

10.13
Second Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 18, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on July 19, 2018).

10.14
Third Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 17, 2018 (Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Annual Report on Form 10-K (File No. 814-01013) filed on November 29, 2018).

10.15
Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of March 13, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2019).

10.16
Third Amendment to Loan and Security Agreement by and between East West Bank and the Registrant, dated as of March 29, 2019 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2019).

10.17
Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 27, 2019 among OCSI Senior Funding Ltd., as borrower, Oaktree Strategic Income Corporation, as Service, and Deutsche Bank AG, New York Branch as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on August 6, 2019).

10.18*
Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of September 20, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender.

10.19*
Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 20, 2019.

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

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 19, 2019

 POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mel Carlisle and Mathew Pendo, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 19, 2019

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 19, 2019

/s/ DEBORAH GERO Deborah Gero	Director	November 19, 2019

/s/ JOHN B. FRANK John B. Frank	Director	November 19, 2019

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 19, 2019

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	November 19, 2019

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 19, 2019