Form 10-K/A
period 2019-09-30
Oaktree Strategic Income Corp
filed 2019-12-19
CIK 1577791

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2019 was $172,343,222. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 29,466,768 shares of common stock outstanding as of December 18, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

Oaktree Strategic Income Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as "we", "us" or "our", is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on November 19, 2019 (the “Form 10-K”), to provide audited financial statements for our investment in an unconsolidated controlled portfolio company, OCSI Glick JV LLC (“OCSI Glick JV”), for the year ended September 30, 2019. The OCSI Glick JV consolidated financial statements for the fiscal years ended September 30, 2019, 2018 and 2017 (Exhibit 99.1) are included in Part IV, Item 15 of this filing.

We have determined that this unconsolidated controlled portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to provide audited financial statements as an exhibit to the Form 10-K. In accordance with Rule 3-09(b), the separate financial statements of OCSI Glick JV are being filed as an amendment to the Form 10-K within 90 days after the end of OCSI Glick JV’s September 30 fiscal year.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Financial Statements

Consolidated Statements of Assets and Liabilities as of September 30, 2019 and September 30, 2018
Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017
Consolidated Schedule of Investments as of September 30, 2019
Consolidated Schedule of Investments as of September 30, 2018
Notes to Consolidated Financial Statements

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

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 29, 2018).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2019).
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit e filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
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

10.18
Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of September 20, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2019).

10.19
Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 20, 2019 (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2019).

14.1
Joint Code of Ethics of the Registrant and Oaktree Specialty Lending Corporation (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Annual Report on Form 10-K (File No. 814-01013) filed on December 8, 2017).

14.2	Code of Ethics of Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Annual Report on Form 10-K (File No. 814-01013) filed on December 8, 2017).
21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: OCSI Senior Funding II LLC - Delaware OCSI Senior Funding Ltd. - Cayman Islands
23.1*	Consent of Ernst & Young LLP
24	Power of Attorney (incorporated by reference to the signature page of the Registrant's Annual Report on Form 10-K (File No. 814-01013) filed on November 19, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1*	Audited Financial Statements of OCSI Glick JV LLC as of September 30, 2019 and 2018 and for the years ended September 30, 2019, 2018 and 2017.

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
Date: December 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Armen Panossian	Chief Executive Officer	December 18, 2019
	Armen Panossian	(principal executive officer)

	/s/ Mel Carlisle	Chief Financial Officer and Treasurer	December 18, 2019
	Mel Carlisle	(principal financial officer and principal accounting officer)

	*	Director	December 18, 2019
Deborah Gero

	*	Director	December 18, 2019
John B. Frank

	*	Director	December 18, 2019
Craig Jacobson

	*	Director	December 18, 2019
Richard G. Ruben

	*	Director	December 18, 2019
Bruce Zimmerman

* By:	/s/ Mel Carlisle
Name: Mel Carlisle Title: Attorney-in-fact