Form 10-Q
period 2019-12-31
Oaktree Strategic Income Corp
filed 2020-02-06
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of February 4, 2020.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	December 31, 2019 (unaudited)	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost December 31, 2019: $73,168,024; cost September 30, 2019: $73,189,664)	$54,169,710	$54,326,418
Non-control/Non-affiliate investments (cost December 31, 2019: $538,934,038; cost September 30, 2019: $553,679,070)	530,284,037	542,778,029
Total investments at fair value (cost December 31, 2019: $612,102,062; cost September 30, 2019: $626,868,734)	584,453,747	597,104,447
Cash and cash equivalents	9,525,141	5,646,899
Restricted cash	8,469,933	8,404,733
Interest, dividends and fees receivable	3,031,841	3,813,730
Due from portfolio companies	806,914	350,597
Receivables from unsettled transactions	4,105,042	5,091,671
Deferred financing costs	1,923,373	2,139,299
Derivative asset at fair value	—	20,876
Other assets	817,916	761,462
Total assets	$613,133,907	$623,333,714
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$932,315	$901,410
Base management fee and incentive fee payable	1,255,344	1,368,431
Due to affiliate	1,404,411	1,457,007
Interest payable	2,545,744	2,750,587
Payables from unsettled transactions	14,653,671	37,724,473
Derivative liability at fair value	168,712	—
Director fees payable	—	25,000
Credit facilities payable	306,156,800	294,656,800
Total liabilities	327,116,997	338,883,708
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of December 31, 2019 and September 30, 2019	294,668	294,668
Additional paid-in-capital	369,199,332	369,199,332
Accumulated overdistributed earnings	(83,477,090)	(85,043,994)
Total net assets (equivalent to $9.71 and $9.65 per common share as of December 31, 2019 and September 30, 2019, respectively) (Note 12)	286,016,910	284,450,006
Total liabilities and net assets	$613,133,907	$623,333,714
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018
Interest income:
Control investments	$1,436,726	$1,485,423
Non-control/Non-affiliate investments	9,744,449	9,651,149
Interest on cash and cash equivalents	30,710	66,995
Total interest income	11,211,885	11,203,567
PIK interest income:
Non-control/Non-affiliate investments	3,563	7,745
Total PIK interest income	3,563	7,745
Fee income:
Non-control/Non-affiliate investments	387,665	47,635
Total fee income	387,665	47,635
Total investment income	11,603,113	11,258,947
Expenses:
Base management fee	1,505,526	1,414,767
Part I incentive fee	992,138	854,378
Professional fees	373,186	458,612
Directors fees	105,000	105,000
Interest expense	3,426,891	3,222,954
Administrator expense	249,914	434,867
General and administrative expenses	273,479	332,226
Total expenses	6,926,134	6,822,804
Fees waived	(50,601)	(427,394)
Net expenses	6,875,533	6,395,410
Net investment income	4,727,580	4,863,537
Unrealized appreciation (depreciation):
Control investments	(135,068)	(3,915,243)
Non-control/Non-affiliate investments	2,251,040	(15,770,813)
Foreign currency forward contract	(189,588)	(74,568)
Net unrealized appreciation (depreciation)	1,926,384	(19,760,624)
Realized gains (losses):
Non-control/Non-affiliate investments	(277,225)	1,447,306
Foreign currency forward contract	(242,485)	249,090
Net realized gains (losses)	(519,710)	1,696,396
Net realized and unrealized gains (losses)	1,406,674	(18,064,228)
Net increase (decrease) in net assets resulting from operations	$6,134,254	$(13,200,691)
Net investment income per common share — basic and diluted	$0.16	$0.17
Earnings (loss) per common share — basic and diluted (Note 5)	$0.21	$(0.45)
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018
Operations:
Net investment income	$4,727,580	$4,863,537
Net unrealized appreciation (depreciation)	1,926,384	(19,760,624)
Net realized gains (losses)	(519,710)	1,696,396
Net increase (decrease) in net assets resulting from operations	6,134,254	(13,200,691)
Stockholder transactions:
Distributions to stockholders	(4,567,350)	(4,567,349)
Net increase (decrease) in net assets from stockholder transactions	(4,567,350)	(4,567,349)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	64,334	54,111
Repurchases of common stock under dividend reinvestment plan	(64,334)	(54,111)
Net change in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	1,566,904	(17,768,040)
Net assets at beginning of period	284,450,006	295,745,420
Net assets at end of period	$286,016,910	$277,977,380
Net asset value per common share	$9.71	$9.43
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$6,134,254	$(13,200,691)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(1,926,384)	19,760,624
Net realized (gains) losses	519,710	(1,696,396)
PIK interest income	(3,563)	(7,745)
Accretion of original issue discount on investments	(305,960)	(567,298)
Amortization of deferred financing costs	215,926	139,778
Purchases of investments	(34,025,019)	(87,049,003)
Proceeds from the sales and repayments of investments	48,581,768	73,124,794
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	781,889	64,978
(Increase) decrease in due from portfolio companies	(456,317)	117,120
(Increase) decrease in receivables from unsettled transactions	986,629	2,204,251
(Increase) decrease in other assets	(56,454)	(117,649)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	30,905	(97,069)
Increase (decrease) in base management fee and incentive fee payable	(113,087)	(776,415)
Increase (decrease) in due to affiliate	(52,596)	1,154,755
Increase (decrease) in interest payable	(204,843)	1,418,694
Increase (decrease) in payables from unsettled transactions	(23,070,802)	21,486,642
Increase (decrease) in director fees payable	(25,000)	50,000
Net cash provided by (used in) operating activities	(2,988,944)	16,009,370
Financing activities:
Distributions paid in cash	(4,503,016)	(4,513,238)
Borrowings under credit facilities	23,000,000	30,000,000
Repayments of borrowings under credit facilities	(11,500,000)	(42,900,000)
Repurchases of common stock under dividend reinvestment plan	(64,334)	(54,111)
Net cash provided by (used in) financing activities	6,932,650	(17,467,349)
Effect of exchange rate changes on foreign currency	(264)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	3,943,442	(1,457,979)
Cash and cash equivalents and restricted cash, beginning of period	14,051,632	16,431,787
Cash and cash equivalents and restricted cash, end of period	$17,995,074	$14,973,808
Supplemental information:
Cash paid for interest	$3,415,808	$1,664,482
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$64,334	$54,111

Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2019	September 30, 2019
Cash and cash equivalents	$9,525,141	$5,646,899
Restricted cash	8,469,933	8,404,733
Total cash and cash equivalents and restricted cash	$17,995,074	$14,051,632
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-Sector Holdings				(10)(11)
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.51%		$66,056,272	$66,056,273	$54,169,710	(6)(9)(14)(15)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				73,168,024	54,169,710
Total Control Investments (18.9% of net assets)				$73,168,024	$54,169,710

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.80%		$5,582,267	$5,518,401	$5,476,761	(6)(15)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	9.75%		11,735	11,233	10,441	(6)(14)(15)
				5,529,634	5,487,202
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	6.94%		1,626,705	1,558,386	1,378,632	(6)
				1,558,386	1,378,632
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.44%		5,448,507	5,405,467	5,453,056	(6)
				5,405,467	5,453,056
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.44%		6,497,218	6,342,528	6,505,339	(6)(9)
				6,342,528	6,505,339
Air Medical Group Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.05%		2,482,338	2,433,996	2,414,073	(6)
				2,433,996	2,414,073
Airxcel, Inc.		Household Appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.30%		6,895,000	6,842,400	6,774,338	(6)(15)
				6,842,400	6,774,338
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	6.19%		4,000,000	3,960,000	4,050,000	(6)
				3,960,000	4,050,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.50% cash due 12/29/2020	9.41%		23,928,327	23,928,301	20,809,198	(6)(15)
				23,928,301	20,809,198
Allen Media, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.44%		4,745,482	4,657,768	4,626,845	(6)(15)
				4,657,768	4,626,845
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.94%		8,181,235	8,076,016	8,033,972	(6)(15)
				8,076,016	8,033,972
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.96%		10,693,944	10,512,153	10,499,314	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(11,597)	(12,600)	(6)(14)(15)
				10,500,556	10,486,714
Aptos, Inc.		Computer & Electronics Retail
First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%		10,890,000	10,781,100	10,790,193	(6)(15)
				10,781,100	10,790,193

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	8.30%		$2,000,000	$2,004,947	$2,029,250	(6)
				2,004,947	2,029,250
Avaya, Inc.		Communications Equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	5.99%		8,970,299	8,896,969	8,829,017	(6)
				8,896,969	8,829,017
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.41%		8,865,000	8,829,369	7,867,688	(6)(15)
				8,829,369	7,867,688
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	8.75%		4,375,000	4,337,075	4,375,000	(6)
				4,337,075	4,375,000
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.05%		6,103,350	6,036,624	6,048,572	(6)
				6,036,624	6,048,572
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.43%		13,479,685	13,376,502	13,368,760	(6)(15)
				13,376,502	13,368,760
Canyon Buyer, Inc.		Application Software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.20%		5,916,934	5,855,345	5,939,123	(6)
				5,855,345	5,939,123
Cast & Crew Payroll, LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	5.80%		4,962,500	4,912,874	4,993,516	(6)
				4,912,874	4,993,516
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	8.36%		3,456,250	3,374,478	3,369,844	(6)(15)
				3,374,478	3,369,844
Cincinnati Bell Inc.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.05%		4,881,063	4,867,820	4,916,670	(6)(9)
				4,867,820	4,916,670
CircusTrix Holdings LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% cash due 12/16/2021	7.30%		8,051,608	8,010,603	7,997,767	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/16/2021	7.30%		969,515	960,490	957,665	(6)(14)(15)
				8,971,093	8,955,432
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+4.50% cash due 7/29/2021	6.44%		5,921,875	5,908,522	5,953,350	(6)
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.94%		5,955,000	5,895,451	5,992,219	(6)
				11,803,973	11,945,569
Connect U.S. Finco LLC		Alternative Carriers
First Lien Delayed Draw Term Loan, LIBOR+4.50% cash due 12/11/2026	6.29%		4,089,457	3,890,477	4,163,657	(6)(9)(14)
				3,890,477	4,163,657
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	6.19%		5,000,000	4,975,000	5,021,875	(6)
				4,975,000	5,021,875

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Curium Bidco S.à.r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.94%		$3,990,000	$3,960,075	$4,027,426	(6)(9)
				3,960,075	4,027,426
Curvature, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 10/30/2023	6.80%		9,700,000	9,660,669	7,619,350	(6)
				9,660,669	7,619,350
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	5.80%		9,000,000	8,977,500	9,045,000	(6)
				8,977,500	9,045,000
Ellie Mae, Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	5.94%		7,481,250	7,441,350	7,542,073	(6)
				7,441,350	7,542,073
EnergySolutions LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	5.69%		3,940,000	3,924,821	3,734,391	(6)
				3,924,821	3,734,391
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 11/20/2026	6.39%		4,000,000	3,960,000	4,037,500	(6)
				3,960,000	4,037,500
Femur Buyer, Inc.		Health Care Equipment
First Lien Term Loan, LIBOR+4.50% cash due 3/5/2026	6.44%		8,955,000	8,865,450	8,753,513	(6)
				8,865,450	8,753,513
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	5.30%		7,138,554	7,109,804	7,156,401	(6)
				7,109,804	7,156,401
Frontier Communications Corporation		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.55%		1,484,772	1,446,910	1,495,187	(6)(9)
				1,446,910	1,495,187
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	5.94%		2,992,424	2,969,981	2,973,871	(6)(15)
				2,969,981	2,973,871
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.94%		8,496,871	8,437,588	8,377,914	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.95%		222,222	219,121	215,556	(6)(14)(15)
				8,656,709	8,593,470
GoodRx, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.55%		3,915,963	3,907,822	3,946,958	(6)
				3,907,822	3,946,958
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	6.30%		2,493,671	2,468,734	2,479,644	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	9.80%		5,000,000	4,980,091	4,925,000	(6)
				7,448,825	7,404,644
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	6.18%		4,000,000	3,960,000	3,978,760	(6)
				3,960,000	3,978,760
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.29%		5,572,549	5,483,381	5,482,508	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(4,602)	(4,752)	(6)(14)(15)
				5,478,779	5,477,756

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Indivior Finance S.a.r.l.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.43%		$5,345,745	$5,323,772	$4,953,715	(6)(9)
				5,323,772	4,953,715
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.79%		5,000,000	5,023,942	4,922,500	(6)(9)
				5,023,942	4,922,500
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	7.17%		7,150,600	7,162,035	7,061,217	(6)(9)
				7,162,035	7,061,217
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	6.74%		9,950,000	9,813,804	9,825,625	(6)(15)
				9,813,804	9,825,625
Lytx Holdings, LLC		Research & Consulting Services
500 Class B Units				—	293,339	(15)
				—	293,339
McAfee, LLC		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.55%		6,123,189	6,083,958	6,157,632	(6)
				6,083,958	6,157,632
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.94%		11,508,508	11,368,941	11,278,337	(6)(15)
First Lien Revolver, PRIME+4.00% cash due 3/10/2023	8.75%		788,177	559,231	683,087	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.99%		2,343,482	2,370,184	2,296,612	(6)(15)
				14,298,356	14,258,036
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.79%		9,047,619	8,893,178	8,884,762	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025			—	(16,257)	(17,143)	(6)(14)(15)
				8,876,921	8,867,619
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.95%		20,000	19,139	20,000	(6)(14)(15)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.08%		1,568,067	1,555,719	1,568,067	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.08%		431,933	428,532	431,933	(6)(15)
				2,003,390	2,020,000
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.80%		7,744,659	7,705,936	7,793,063	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(3,559)	4,600	(6)(14)
				7,702,377	7,797,663
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	6.30%		3,850,707	3,839,355	3,494,517	(6)
				3,839,355	3,494,517
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.30%		7,531,125	7,388,663	7,493,469	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	7.28%		709,629	663,284	697,379	(6)(14)(15)
				8,051,947	8,190,848
Peraton Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	7.05%		6,337,500	6,317,993	6,337,500	(6)
				6,317,993	6,337,500

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.14%		$8,838,889	$8,773,265	$8,617,917	(6)(15)
				8,773,265	8,617,917
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.30%		2,793,000	2,765,070	2,810,023	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	9.80%		1,500,000	1,500,000	1,496,250	(6)(15)
				4,265,070	4,306,273
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.30%		10,368,750	10,265,063	10,433,555	(6)
				10,265,063	10,433,555
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	5.94%		9,900,000	9,879,368	9,912,375	(6)(15)
				9,879,368	9,912,375
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.25%		2,900,000	2,871,000	2,930,218	(6)
				2,871,000	2,930,218
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	8.29%		5,691,369	5,642,541	5,406,801	(6)(15)
				5,642,541	5,406,801
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.44%		10,807,500	10,728,925	10,793,991	(6)
				10,728,925	10,793,991
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.44%		7,800,000	7,683,000	7,722,000	(6)
				7,683,000	7,722,000
Sophia, L.P.		Systems Software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022	5.19%		1,333,213	1,330,957	1,337,979	(6)
				1,330,957	1,337,979
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	6.19%		3,000,000	2,985,000	3,032,400	(6)(9)
				2,985,000	3,032,400
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.55%		997,481	919,807	955,268	(6)
				919,807	955,268
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	6.79%		5,000,000	4,912,011	5,050,000	(6)
				4,912,011	5,050,000
Thunder Finco (US), LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	6.04%		6,000,000	5,940,000	6,000,000	(6)(9)(15)
				5,940,000	6,000,000
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	5.71%		7,969,821	7,959,343	8,015,926	(6)
				7,959,343	8,015,926
Trident Topco LLC		Health Care Services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—
Truck Hero, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	5.55%		5,725,200	5,734,522	5,596,383	(6)
				5,734,522	5,596,383
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.74%		2,233,654	2,219,490	2,236,044	(6)
				2,219,490	2,236,044

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.05%		$4,931,316	$4,929,121	$4,970,692	(6)
				4,929,121	4,970,692
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	6.80%		8,825,736	8,636,987	8,689,687	(6)(9)
				8,636,987	8,689,687
UOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.30%		8,797,116	8,912,212	8,885,087	(6)
				8,912,212	8,885,087
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.30%		12,033,285	12,111,272	11,618,979	(6)
				12,111,272	11,618,979
Verra Mobility, Corp.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.55%		4,937,186	4,947,408	4,976,288	(6)(9)
				4,947,408	4,976,288
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.30%		10,947,425	10,870,469	11,047,758	(6)
				10,870,469	11,047,758
WeddingWire, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.30%		7,920,000	7,885,923	7,969,500	(6)
				7,885,923	7,969,500
Windstream Services, LLC		Integrated Telecommunication Services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021	9.75%		2,775,040	2,719,394	2,666,244	(6)(9)
				2,719,394	2,666,244
Woodford Express LLC		Oil & Gas Exploration & Production
First Lien Term Loan, LIBOR+5.00% cash due 1/27/2025	6.80%		14,736,970	14,629,686	12,939,059	(6)
				14,629,686	12,939,059
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	5.68%		4,443,750	4,434,905	4,421,531	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.68%		1,000,000	991,774	988,130	(6)
				5,426,679	5,409,661
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.94%		4,643,125	4,672,787	3,614,673	(6)
				4,672,787	3,614,673
Zephyr Bidco Limited		Specialized Finance
First Lien Term Loan, UK LIBOR+4.50% cash due 7/23/2025	5.21%		£5,000,000	6,667,495	6,549,233	(6)(9)
				6,667,495	6,549,233
Total Non-Control/Non-Affiliate Investments (185.4% of net assets)				$538,934,038	$530,284,037
Total Portfolio Investments (204.3% of net assets)				$612,102,062	$584,453,747
Cash and Cash Equivalents and Restricted Cash (6.3% of net assets)				$17,995,074	$17,995,074
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (210.6% of net assets)				$630,097,136	$602,448,821

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,250,213	£4,838,750	2/18/2020	JPMorgan Chase Bank, N.A.	$(168,712)

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2019
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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 1.80%, the 60-day LIBOR at 1.85%, the 90-day LIBOR at 1.94%, the 180-day LIBOR at 1.92%, the PRIME at 4.75% and the 30-day UK LIBOR at 0.71%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(9)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2019, qualifying assets represented 79.7% of the Company's total assets and non-qualifying assets represented 20.3% of the Company's total assets.

(10)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2019 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(15)	As of December 31, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-sector holdings				(10)(11)
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.89%		$66,077,912	$66,077,913	$54,326,418	(6)(9)(14)(15)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				73,189,664	54,326,418
Total Control Investments (19.1% of net assets)				$73,189,664	$54,326,418

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	8.04%		$5,612,060	$5,547,000	$5,504,869	(6)(15)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	10.00%		7,823	7,321	6,516	(6)(14)(15)
				5,554,321	5,511,385
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	7.10%		1,626,953	1,549,641	1,425,618	(6)
				1,549,641	1,425,618
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%		5,462,360	5,417,080	5,404,350	(6)
				5,417,080	5,404,350
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%		6,525,584	6,363,049	6,009,639	(6)(9)
				6,363,049	6,009,639
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.29%		2,488,670	2,437,830	2,337,272	(6)
				2,437,830	2,337,272
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.54%		6,912,500	6,857,242	6,661,922	(6)
				6,857,242	6,661,922
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%		564,300	558,657	556,541	(6)
				558,657	556,541
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 9/20/2026	6.36%		4,000,000	3,960,000	4,020,000	(6)
				3,960,000	4,020,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.50% cash due 12/29/2020	9.62%		24,102,647	24,102,621	20,960,795	(6)(15)
				24,102,621	20,960,795
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.60%		4,809,488	4,714,403	4,653,180	(6)(15)
				4,714,403	4,653,180
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%		8,299,803	8,184,777	8,133,807	(6)(15)
				8,184,777	8,133,807
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%		10,693,944	10,502,939	10,496,106	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(12,179)	(12,808)	(6)(14)(15)
				10,490,760	10,483,298

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%		$10,917,500	$10,808,325	$10,781,031	(6)(15)
				10,808,325	10,781,031
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	6.28%		9,825,000	9,740,555	9,361,407	(6)
				9,740,555	9,361,407
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.62%		8,887,500	8,850,147	8,387,578	(6)(15)
				8,850,147	8,387,578
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.06%		4,375,000	4,335,578	4,380,491	(6)
				4,335,578	4,380,491
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%		6,118,763	6,051,218	5,899,007	(6)
				6,051,218	5,899,007
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.54%		13,514,012	13,406,773	13,277,761	(6)(15)
				13,406,773	13,277,761
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.36%		8,931,990	8,834,396	8,887,330	(6)
				8,834,396	8,887,330
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%		4,975,000	4,925,250	5,018,531	(6)
				4,925,250	5,018,531
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.29%		4,893,420	4,879,432	4,888,649	(6)(9)
				4,879,432	4,888,649
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		8,072,229	8,025,765	8,014,503	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		971,967	966,372	965,016	(6)(15)
				8,992,137	8,979,519
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+4.50% cash due 7/29/2021	6.60%		5,937,500	5,921,943	5,963,505	(6)
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%		5,970,000	5,910,301	6,007,313	(6)
				11,832,244	11,970,818
Connect U.S. Finco LLC		Alternative carriers
First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%		10,000,000	9,800,000	9,860,150	(6)(9)
				9,800,000	9,860,150
Curium Bidco S.à r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%		4,000,000	3,970,000	4,020,000	(6)(9)
				3,970,000	4,020,000
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 10/30/2023	7.04%		9,725,000	9,683,496	7,974,500	(6)
				9,683,496	7,974,500

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Dcert Buyer, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%		$9,000,000	$8,977,500	$8,983,125	(6)
				8,977,500	8,983,125
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%		10,631,986	10,611,348	10,629,753	(6)
				10,611,348	10,629,753
Ellie Mae, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%		6,500,000	6,467,500	6,518,980	(6)
				6,467,500	6,518,980
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	5.85%		3,950,000	3,934,058	3,703,125	(6)
				3,934,058	3,703,125
Femur Buyer, Inc.		Healthcare equipment
First Lien Term Loan, LIBOR+4.25% cash due 3/5/2026	6.38%		8,977,500	8,887,725	8,994,333	(6)
				8,887,725	8,994,333
Firstlight Holdco, Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	5.54%		7,156,627	7,126,483	7,098,479	(6)
				7,126,483	7,098,479
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%		1,488,579	1,450,620	1,488,050	(6)(9)
				1,450,620	1,488,050
Gentiva Health Services, Inc.		Healthcare services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%		3,989,924	3,985,062	4,017,355	(6)
				3,985,062	4,017,355
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023	9.35%		8,616,315	8,551,811	8,503,011	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023			—	(3,327)	(5,844)	(6)(14)(15)
				8,548,484	8,497,167
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%		3,925,963	3,917,442	3,930,871	(6)
				3,917,442	3,930,871
Guidehouse LLP		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%		5,000,000	4,979,290	4,937,500	(6)
				4,979,290	4,937,500
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.56%		5,572,549	5,478,546	5,479,203	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(4,852)	(4,927)	(6)(14)(15)
				5,473,694	5,474,276
Indivior Finance S.a.r.l.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%		5,368,935	5,344,971	4,943,903	(6)(9)
				5,344,971	4,943,903
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022	10.77%		280,000	280,000	272,300	(6)(15)
				280,000	272,300
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%		5,000,000	5,025,753	4,756,250	(6)(9)
				5,025,753	4,756,250
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	7.42%		7,269,303	7,281,949	7,138,455	(6)(9)
				7,281,949	7,138,455

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.05%		$9,975,000	$9,832,986	$9,875,250	(6)(15)
				9,832,986	9,875,250
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	293,339	(15)
				—	293,339
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.79%		8,138,690	8,082,911	8,166,891	(6)
				8,082,911	8,166,891
McDermott Technology (Americas), Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%		642,238	631,923	410,497	(6)(9)
				631,923	410,497
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		11,538,092	11,389,771	11,307,331	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023	7.09%		788,177	559,231	683,087	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		2,349,480	2,376,251	2,302,490	(6)(15)
				14,325,253	14,292,908
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%		9,047,619	8,885,497	8,875,714	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025			—	(17,065)	(18,095)	(6)(14)(15)
				8,868,432	8,857,619
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		1,568,067	1,554,797	1,568,067	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		431,933	428,278	431,933	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	7.04%		20,000	19,139	20,000	(6)(14)(15)
				2,002,214	2,020,000
New Trident Holdcorp, Inc.		Healthcare services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%		4,925,000	4,920,165	4,931,156	(6)(9)
				4,920,165	4,931,156
OEConnection LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%		7,768,817	7,729,973	7,754,251	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026			—	(3,656)	(1,371)	(6)(14)
				7,726,317	7,752,880
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	6.54%		3,860,606	3,848,514	3,238,083	(6)
				3,848,514	3,238,083
PaySimple, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.55%		7,550,000	7,400,733	7,436,750	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025			—	(48,438)	(36,750)	(6)(14)(15)
				7,352,295	7,400,000
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	7.30%		6,353,750	6,333,030	6,306,097	(6)
				6,333,030	6,306,097

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		$9,394,444	$9,319,898	$9,206,556	(6)(15)
				9,319,898	9,206,556
Project Boost Purchaser, LLC		Application software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.54%		2,800,000	2,772,000	2,785,650	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	10.14%		1,500,000	1,500,000	1,500,000	(6)(15)
				4,272,000	4,285,650
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5.00% cash due 1/20/2023	7.04%		6,601,580	6,545,627	6,555,342	(6)(15)
				6,545,627	6,555,342
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.54%		10,395,000	10,291,050	10,421,039	(6)
				10,291,050	10,421,039
RevSpring, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	6.04%		9,925,000	9,903,404	9,866,095	(6)(15)
				9,903,404	9,866,095
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%		5,731,994	5,676,942	5,445,395	(6)(15)
				5,676,942	5,445,395
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%		10,835,000	10,752,193	10,821,456	(6)
				10,752,193	10,821,456
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%		7,850,000	7,732,250	7,614,500	(6)
				7,732,250	7,614,500
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022	5.35%		1,398,788	1,396,201	1,400,830	(6)
				1,396,201	1,400,830
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 4/6/2026	6.10%		2,000,000	1,997,545	2,011,870	(6)
				1,997,545	2,011,870
Sunshine Luxembourg VII SARL		Personal products
First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%		3,000,000	2,985,000	3,017,820	(6)(9)
				2,985,000	3,017,820
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.05%		5,000,000	4,908,337	5,037,050	(6)
				4,908,337	5,037,050
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	6.07%		7,989,795	7,979,663	8,011,448	(6)
				7,979,663	8,011,448
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%		1,556,998	1,554,180	1,453,201	(6)(15)
				1,554,180	1,453,201
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	5.79%		5,739,880	5,749,771	5,385,930	(6)
				5,749,771	5,385,930

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%		$2,239,323	$2,224,436	$2,230,467	(6)
				2,224,436	2,230,467
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%		4,944,058	4,941,992	4,962,945	(6)
				4,941,992	4,962,945
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%		8,848,483	8,642,094	8,648,021	(6)(9)
				8,642,094	8,648,021
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.54%		8,819,673	8,943,835	8,929,919	(6)
				8,943,835	8,929,919
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%		12,811,879	12,902,946	12,142,266	(6)
				12,902,946	12,142,266
Verra Mobility, Corp.		Data processing & outsourced services
First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%		4,949,749	4,960,502	4,976,552	(6)(9)
				4,960,502	4,976,552
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.54%		10,975,140	10,897,989	11,032,320	(6)
				10,897,989	11,032,320
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.54%		7,940,000	7,904,378	7,949,925	(6)
				7,904,378	7,949,925
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021	10.00%		7,384,828	7,227,936	7,524,069	(6)(9)
				7,227,936	7,524,069
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5.00% cash due 1/27/2025	7.04%		14,775,000	14,662,039	13,947,600	(6)
				14,662,039	13,947,600
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.01%		4,455,000	4,445,709	4,467,541	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%		1,000,000	991,442	995,830	(6)
				5,437,151	5,463,371
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	6.04%		4,655,000	4,686,365	3,687,132	(6)
				4,686,365	3,687,132
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.50% cash due 7/23/2025	5.21%		£5,000,000	6,667,495	5,976,039	(6)(9)
				6,667,495	5,976,039
Total Non-Control/Non-Affiliate Investments (190.8% of net assets)				$553,679,070	$542,778,029
Total Portfolio Investments (209.9% of net assets)				$626,868,734	$597,104,447
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$228,653	$228,653
Other cash accounts				13,822,979	13,822,979
Total Cash and Cash Equivalents and Restricted Cash (4.9% of net assets)				$14,051,632	$14,051,632
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (214.9% of net assets)				$640,920,366	$611,156,079

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,106,199	£4,934,900	10/15/2019	JPMorgan Chase Bank, N.A.	$20,876

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(7)	Principal includes accumulated PIK interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.

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

(10)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2019 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(11)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(12)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with ASC 820, these investments are excluded from the hierarchical levels.

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
The Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. Certain prior-period financial information has been reclassified to conform to current period presentation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of December 31, 2019, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.
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
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
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
The fair value of the Company's investments as of December 31, 2019 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
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
As of December 31, 2019, included in restricted cash was $7.7 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $7.7 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.3 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of December 31, 2019, the remaining $4.4 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of December 31, 2019, $0.8 million held at East West Bank was restricted due to minimum balance requirements under the East West Bank Facility.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2018 and 2019.
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
Recent Accounting Pronouncements:
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The Company has elected to early adopt ASU 2018-13 in the current interim period.  No significant changes were made to the Company's fair value disclosures in the Consolidated Financial Statements in order to comply with ASU 2018-13.

Note 3. Portfolio Investments
As of December 31, 2019, 204.3% of net assets at fair value, or $584.5 million, was invested in 84 portfolio companies, including 18.9% of net assets, or $54.2 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV") at fair value, and 6.3% of net assets, or $18.0 million, was invested in cash and cash equivalents (including $8.5 million of restricted cash). In comparison, as of September 30, 2019, 209.9% of net assets at fair

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, or $597.1 million, was invested in 84 portfolio companies, including 19.1% of net assets, or $54.3 million, in subordinated notes and LLC equity interests of the OCSI Glick JV at fair value, and 4.9% of net assets, or $14.1 million, was invested in cash and cash equivalents (including $8.4 million of restricted cash). As of December 31, 2019, 90.7% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 9.3% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates. As of September 30, 2019, 90.9% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 9.1% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates.
As of December 31, 2019 and September 30, 2019, the Company's equity investments consisted of LLC equity interests in portfolio companies and warrants. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2019 and 2018, the Company recorded net realized gains (losses) of $(0.5) million and $1.7 million, respectively. During the three months ended December 31, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $1.9 million and $(19.8) million, respectively.
The composition of the Company's investments as of December 31, 2019 and September 30, 2019 at cost and fair value was as follows:

	December 31, 2019		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$538,934,038	$529,990,698	$553,679,070	$542,484,690
Equity securities, excluding the OCSI Glick JV	—	293,339	—	293,339
OCSI Glick JV subordinated notes	66,056,273	54,169,710	66,077,913	54,326,418
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Total	$612,102,062	$584,453,747	$626,868,734	$597,104,447
The following table presents the financial instruments carried at fair value as of December 31, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$337,779,944	$192,210,754	$529,990,698
OCSI Glick JV subordinated notes	—	—	54,169,710	54,169,710
Equity securities	—	—	293,339	293,339
Total investments at fair value	$—	$337,779,944	$246,673,803	$584,453,747
Derivative liability at fair value	$—	$168,712	$—	$168,712
Total liabilities at fair value	$—	$168,712	$—	$168,712
The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$360,600,227	$181,884,463	$542,484,690
OCSI Glick JV subordinated notes	—	—	54,326,418	54,326,418
Equity securities	—	—	293,339	293,339
Total investments at fair value	$—	$360,600,227	$236,504,220	$597,104,447
Cash equivalents	$228,653	$—	$—	$228,653
Derivative asset	—	20,876	—	20,876
Total assets at fair value	$228,653	$360,621,103	$236,504,220	$597,353,976
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to December 31, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2019	$181,884,463	$54,326,418	$293,339	$236,504,220
Purchases	15,315,401	—	—	15,315,401
Sales and repayments	(11,579,014)	(21,640)	—	(11,600,654)
Transfers in (a)	6,661,922	—	—	6,661,922
Accretion of OID	160,497	—	—	160,497
Net unrealized appreciation (depreciation)	57,006	(135,068)	—	(78,062)
Net realized gains (losses)	(289,521)	—	—	(289,521)
Fair value as of December 31, 2019	$192,210,754	$54,169,710	$293,339	$246,673,803
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of December 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2019	$(41,958)	$(135,068)	$—	$(177,026)
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to December 31, 2018 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
Purchases	16,529,814	—	—	16,529,814
Sales and repayments	(17,092,919)	(61,619)	(1,875,587)	(19,030,125)
Transfers in (a)	15,067,020	—	—	15,067,020
Accretion of OID	255,666	—	—	255,666
Net unrealized appreciation (depreciation)	(2,450,047)	(3,915,242)	(1,252,591)	(7,617,880)
Net realized gains (losses)	—	—	1,375,587	1,375,587
Fair value as of December 31, 2018	$195,065,601	$54,535,309	$209,654	$249,810,564
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of December 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2018	$(2,376,135)	$(3,915,242)	$6,359	$(6,285,018)
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2018 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Loans	$85,548,961	Market Yield	Market Yield	(b)	6.7%	-	13.0%	9.4%
	82,482,751	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	20,809,198	Enterprise Value	EBITDA Multiple	(d)	5.6x	-	7.6x	6.6x
	3,369,844	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
OCSI Glick JV Subordinated Notes	54,169,710	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Equity Securities	293,339	Enterprise Value	EBITDA Multiple	(d)	16.0x	-	18.0x	17.0x
Total	$246,673,803
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
(f) The Company determined the value of its subordinated notes of the OCSI Glick JV based on the total assets less the total liabilities senior to the subordinated notes held at the OCSI Glick JV in an amount not exceeding par under the EV technique.
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Loans	$92,083,082	Market Yield	Market Yield	(b)	6.7%	-	13.0%	8.9%
	67,340,586	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	20,960,795	Enterprise Value	EBITDA Multiple	(d)	4.2x	-	6.2x	5.2x
	1,500,000	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
OCSI Glick JV Subordinated Notes	54,326,418	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Equity Securities	293,339	Enterprise Value	EBITDA Multiple	(d)	16.0x	-	18.0x	17.0x
Total	$236,504,220
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f) The Company determined the value of its subordinated notes of the OCSI Glick JV based on the total assets less the total liabilities senior to the subordinated notes held at the OCSI Glick JV in an amount not exceeding par under the EV technique.
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2019 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$126,056,800	$126,056,800	$—	$—	$126,056,800
East West Bank Facility payable	15,500,000	15,500,000	—	—	15,500,000
Deutsche Bank Facility payable	164,600,000	164,600,000	—	—	164,600,000
Total	$306,156,800	$306,156,800	$—	$—	$306,156,800

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

Portfolio Composition
 Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$538,934,038	88.05%	$553,679,070	88.33%
OCSI Glick JV subordinated notes	66,056,273	10.79%	66,077,913	10.54%
OCSI Glick JV equity interests	7,111,751	1.16%	7,111,751	1.13%
Equity securities, excluding the OCSI Glick JV	—	—	—	—
Total	$612,102,062	100.00%	$626,868,734	100.00%

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$529,990,698	90.68%	185.30%	$542,484,690	90.85%	190.70%
OCSI Glick JV subordinated notes	54,169,710	9.27%	18.94%	54,326,418	9.10%	19.10%
Equity securities, excluding the OCSI Glick JV	293,339	0.05%	0.10%	293,339	0.05%	0.10%
OCSI Glick JV equity interests	—	—	—	—	—	—
Total	$584,453,747	100.00%	204.34%	$597,104,447	100.00%	209.90%

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

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$177,116,603	28.92%	$163,840,735	26.13%
West	137,088,963	22.40%	156,427,384	24.95%
Midwest	92,986,539	15.19%	90,085,074	14.37%
Southwest	86,100,091	14.07%	94,396,340	15.06%
Southeast	62,139,397	10.15%	65,420,955	10.44%
International	40,133,289	6.56%	40,156,268	6.41%
Northwest	10,500,556	1.72%	10,490,760	1.67%
South	6,036,624	0.99%	6,051,218	0.97%
Total	$612,102,062	100.00%	$626,868,734	100.00%

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$158,787,289	27.19%	55.50%	$145,176,830	24.31%	51.04%
West	136,086,115	23.28%	47.58%	154,984,247	25.95%	54.46%
Midwest	92,592,118	15.84%	32.39%	88,834,091	14.88%	31.24%
Southwest	81,427,080	13.93%	28.47%	90,401,243	15.14%	31.78%
Southeast	58,871,589	10.07%	20.58%	62,741,930	10.51%	22.06%
International	40,154,270	6.87%	14.04%	38,583,801	6.46%	13.56%
Northwest	10,486,714	1.79%	3.67%	10,483,298	1.76%	3.69%
South	6,048,572	1.03%	2.11%	5,899,007	0.99%	2.07%
Total	$584,453,747	100.00%	204.34%	$597,104,447	100.00%	209.90%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$83,405,669	13.62%	$81,483,953	12.98%
Multi-Sector Holdings (1)	73,168,024	11.95	73,189,664	11.68
Aerospace & Defense	30,763,715	5.03	32,851,441	5.24
Diversified Support Services	27,386,823	4.47	27,474,583	4.38
Advertising	23,928,301	3.91	24,102,621	3.84
Internet Services & Infrastructure	17,854,421	2.92	28,457,280	4.54
Systems Software	17,411,539	2.84	15,530,330	2.48
Data Processing & Outsourced Services	17,336,430	2.83	16,648,375	2.66
Movies & Entertainment	15,526,889	2.54	9,656,395	1.54
Commercial Printing	15,409,002	2.52	15,457,725	2.47
Specialized Finance	15,324,204	2.50	15,215,979	2.43
Oil & Gas Exploration & Production	14,629,686	2.39	14,662,039	2.34
Health Care Services	13,162,921	2.15	17,175,085	2.74
Integrated Telecommunication Services	12,873,479	2.10	17,406,502	2.78
Pharmaceuticals	12,485,807	2.04	12,626,920	2.01
Research & Consulting Services	12,360,836	2.02	9,887,627	1.58
Oil & Gas Refining & Marketing	11,803,973	1.93	11,832,244	1.89
Interactive Media & Services	11,793,745	1.93	11,821,820	1.89
Metal & Glass Containers	11,700,369	1.91	8,850,147	1.41
Alternative Carriers	11,000,281	1.80	16,926,483	2.70
Health Care Technology	10,870,469	1.78	10,897,989	1.74
Computer & Electronics Retail	10,781,100	1.76	10,808,325	1.72
Publishing	10,265,063	1.68	10,291,050	1.64
Real Estate Services	9,813,804	1.60	9,832,986	1.57
IT Consulting & Other Services	9,660,669	1.58	9,683,496	1.54
Leisure Facilities	8,971,093	1.47	8,992,137	1.43
Trading Companies & Distributors	8,912,212	1.46	8,943,835	1.43
Communications Equipment	8,896,969	1.45	9,740,555	1.55
Health Care Equipment	8,865,450	1.45	8,887,725	1.42
Industrial Machinery	8,773,265	1.43	9,319,898	1.49
Specialized REITs	8,636,987	1.41	8,642,094	1.38
Biotechology	7,920,075	1.29	7,930,000	1.27
Household Appliances	6,842,400	1.12	6,857,242	1.09
Electrical Components & Equipment	6,342,528	1.04	6,363,049	1.02
Auto Parts & Equipment	5,734,522	0.94	5,749,771	0.92
Household Products	5,023,942	0.82	5,025,753	0.80
Health Care Supplies	4,975,000	0.81	—	—
Specialty Chemicals	4,672,787	0.76	4,686,365	0.75
Environmental & Facilities Services	3,924,821	0.64	4,214,058	0.67
Independent Power Producers & Energy Traders	3,374,478	0.55	—	—
Personal Products	2,985,000	0.49	2,985,000	0.48
Managed Health Care	2,969,981	0.49	—	—
Property & Casualty Insurance	2,004,947	0.33	—	—
General Merchandise Stores	1,558,386	0.25	1,549,641	0.25
Human Resource & Employment Services	—	—	8,099,807	1.29
Commodity Chemicals	—	—	4,920,165	0.78
Oil & Gas Equipment & Services	—	—	631,923	0.10
Oil & Gas Storage & Transportation	—	—	558,657	0.09
Total	$612,102,062	100.00%	$626,868,734	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$83,460,807	14.28%	29.16%	$80,958,933	13.52%	28.46%
Multi-Sector Holdings (1)	54,169,710	9.27	18.94	54,326,418	9.10	19.10
Aerospace & Defense	30,522,722	5.22	10.69	32,504,494	5.44	11.42
Diversified Support Services	27,433,092	4.69	9.59	27,311,758	4.57	9.62
Advertising	20,809,198	3.56	7.28	20,960,795	3.51	7.37
Internet Services & Infrastructure	17,912,619	3.06	6.26	28,470,497	4.77	10.01
Data Processing & Outsourced Services	17,542,136	3.00	6.13	16,757,043	2.81	5.89
Systems Software	17,522,943	3.00	6.12	15,466,728	2.59	5.43
Movies & Entertainment	15,597,537	2.67	5.46	9,616,125	1.61	3.38
Commercial Printing	15,399,577	2.63	5.38	15,377,480	2.58	5.41
Specialized Finance	15,142,703	2.59	5.30	14,473,206	2.42	5.09
Health Care Services	13,208,064	2.26	4.61	17,176,083	2.88	6.03
Oil & Gas Exploration & Production	12,939,059	2.21	4.52	13,947,600	2.34	4.90
Research & Consulting Services	12,747,983	2.18	4.46	10,267,889	1.72	3.61
Integrated Telecommunication Services	12,572,618	2.15	4.39	17,138,851	2.87	6.03
Pharmaceuticals	12,014,932	2.06	4.20	12,082,358	2.02	4.25
Oil & Gas Refining & Marketing	11,945,569	2.04	4.18	11,970,818	2.00	4.21
Interactive Media & Services	11,916,458	2.04	4.17	11,880,796	1.99	4.17
Alternative Carriers	11,320,058	1.94	3.96	16,958,629	2.84	5.97
Health Care Technology	11,047,758	1.89	3.86	11,032,320	1.85	3.88
Metal & Glass Containers	10,797,906	1.85	3.77	8,387,578	1.40	2.95
Computer & Electronics Retail	10,790,193	1.85	3.77	10,781,031	1.81	3.79
Publishing	10,433,555	1.79	3.65	10,421,039	1.75	3.66
Real Estate Services	9,825,625	1.68	3.44	9,875,250	1.65	3.47
Leisure Facilities	8,955,432	1.53	3.13	8,979,519	1.50	3.16
Trading Companies & Distributors	8,885,087	1.52	3.11	8,929,919	1.50	3.14
Communications Equipment	8,829,017	1.51	3.09	9,361,407	1.57	3.29
Health Care Equipment	8,753,513	1.50	3.06	8,994,333	1.51	3.16
Specialized REITs	8,689,687	1.49	3.04	8,648,021	1.45	3.04
Industrial Machinery	8,617,917	1.47	3.01	9,206,556	1.54	3.24
Biotechnology	8,077,426	1.38	2.83	8,040,000	1.35	2.82
IT Consulting & Other Services	7,619,350	1.30	2.66	7,974,500	1.34	2.80
Household Appliances	6,774,338	1.16	2.37	6,661,922	1.12	2.34
Electrical Components & Equipment	6,505,339	1.11	2.27	6,009,639	1.01	2.11
Auto Parts & Equipment	5,596,383	0.96	1.96	5,385,930	0.90	1.89
Health Care Supplies	5,021,875	0.86	1.76	—	—	—
Household Products	4,922,500	0.84	1.72	4,756,250	0.80	1.67
Environmental & Facilities Services	3,734,391	0.64	1.31	3,975,425	0.67	1.40
Specialty Chemicals	3,614,673	0.62	1.26	3,687,132	0.62	1.30
Independent Power Producers & Energy Traders	3,369,844	0.58	1.18	—	—	—
Personal Products	3,032,400	0.52	1.06	3,017,820	0.51	1.06
Managed Health Care	2,973,871	0.51	1.04	—	—	—
Property & Casualty Insurance	2,029,250	0.35	0.71	—	—	—
General Merchandise Stores	1,378,632	0.24	0.48	1,425,618	0.24	0.50
Human Resource & Employment Services	—	—	—	8,008,543	1.34	2.81
Commodity Chemicals	—	—	—	4,931,156	0.83	1.73
Oil & Gas Storage & Transportation	—	—	—	556,541	0.09	0.20
Oil & Gas Equipment & Services	—	—	—	410,497	0.07	0.14
Total	$584,453,747	100.00%	204.34%	$597,104,447	100.00%	209.90%
___________________

(1)	This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No investment represented greater than 10% of the total investment portfolio at fair value as of each of December 31, 2019 and September 30, 2019. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

OCSI Glick JV
In October 2014, the Company entered into a limited liability company, or LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of December 31, 2019 and September 30, 2019, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 42 and 39 portfolio companies as of December 31, 2019 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of December 31, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of December 31, 2019, bore interest at a rate equal to 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $99.4 million and $91.9 million of borrowings were outstanding as of December 31, 2019 and September 30, 2019, respectively.
As of December 31, 2019 and September 30, 2019, the OCSI Glick JV had total assets of $171.4 million and $179.7 million, respectively. As of December 31, 2019, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.2 million in the aggregate at fair value. As of September 30, 2019, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.3 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2019 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2019 and September 30, 2019, of which $73.5 million was from the Company. As of each of December 31, 2019 and September 30, 2019, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of December 31, 2019 and September 30, 2019, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Senior secured loans (1)	$163,491,961	$177,911,560
Weighted average current interest rate on senior secured loans (2)	6.69%	6.92%
Number of borrowers in the OCSI Glick JV	42	39
Largest loan exposure to a single borrower (1)	$6,912,500	$7,425,000
Total of five largest loan exposures to borrowers (1)	$32,167,329	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of December 31, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.44%	Electrical Components & Equipment	$2,707,174	$2,642,720	$2,710,558	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	5.74%	Integrated Telecommunication Services	2,970,000	2,907,864	2,981,449
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.55%	Pharmaceuticals	6,619,829	6,436,801	5,803,384
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.68%	Personal Products	1,697,405	1,389,320	1,455,525
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.94%	Application Software	3,346,869	3,331,897	3,286,625	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & Electronics Retail	2,970,000	2,940,300	2,942,780	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.93%	Airport Services	3,750,000	3,656,580	3,656,250
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	5.79%	Oil & Gas Equipment & Services	4,925,000	4,906,037	4,235,500
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	7.91%	Restaurants	4,837,500	4,825,848	4,221,323
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.94%	Oil & Gas Refining & Marketing	3,970,000	3,930,300	3,994,813	(4)
Connect U.S. Finco LLC	First Lien Delayed Draw Term Loan, LIBOR+4.50% cash due 12/11/2026	6.29%	Alternative Carriers	2,044,728	1,945,239	2,081,828	(4)(5)
Cortes NP Acquisition Corporation	First Lien Term Loan, LIBOR+4.00% cash due 11/30/2023	5.93%	Electrical Components & Equipment	2,970,000	2,821,487	2,970,000
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.04%	Oil & Gas Equipment & Services	6,912,500	6,912,500	5,366,381
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.94%	Biotechnology	4,987,500	4,950,094	5,034,283	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	5.94%	Application Software	997,500	992,513	1,005,610	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 11/20/2026	6.39%	Application Software	2,500,000	2,475,000	2,523,438	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.55%	Specialty Chemicals	4,658,544	4,626,032	4,631,329
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.55%	Integrated Telecommunication Services	3,958,074	3,893,812	3,985,839	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.04%	Systems Software	5,880,000	5,837,894	5,828,550
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	9.80%	Research & Consulting Services	5,000,000	4,980,091	4,925,000	(4)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	6.18%	Systems Software	$1,000,000	$990,000	$994,690	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	8.04%	Education Services	3,000,000	2,880,933	3,000,000
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.43%	Pharmaceuticals	4,322,191	4,309,272	4,005,223	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.55%	Insurance Brokers	3,315,762	3,273,903	3,266,026
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	4,000,000	3,958,925	4,013,920
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.94%	Diversified Support Services	4,133,125	4,081,354	4,050,463	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.99%	Diversified Support Services	834,991	824,712	818,291	(4)
Total MHE Intermediate Holdings, LLC				4,968,116	4,906,066	4,868,754
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	5.80%	Health Care Technology	4,000,000	3,980,000	4,027,500
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical Components & Equipment	5,403,750	5,383,467	5,322,694
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.80%	Application Software	5,853,384	5,811,162	5,767,047
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.80%	Application Software	3,644,545	3,626,323	3,667,324	(4)
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,675)	2,165	(4)(5)
Total OEConnection LLC				3,644,545	3,624,648	3,669,489
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	4.80%	Interactive Media & Services	3,979,849	3,961,607	4,013,240
Sabert Corporation	First Lien Term Loan, LIBOR +4.50% cash due 12/10/2026	6.25%	Metal & Glass Containers	2,900,000	2,871,000	2,930,218	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.93%	Footwear	6,240,000	6,214,046	5,584,800
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.44%	Health Care Services	5,895,000	5,852,206	5,887,631	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	6.19%	Personal Products	6,500,000	6,467,500	6,570,200	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.55%	Application Software	2,771,770	2,560,038	2,654,468	(4)
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR +4.25% cash due 11/26/2026	6.04%	Movies & Entertainment	3,000,000	2,970,000	3,000,000	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.30%	Human Resource & Employment Services	1,617,579	1,614,811	1,362,811
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.00% cash due 4/15/2033		Pharmaceuticals	2,972,808	2,972,808	3,076,856
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.05%	Movies & Entertainment	2,487,147	2,487,147	2,507,006	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.55%	Data Processing & Outsourced Services	4,917,437	4,901,740	4,956,383	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.68%	Aerospace & Defense	3,000,000	2,975,327	2,964,390	(4)
Total Portfolio Investments				$163,491,961	$161,368,935	$158,083,811
__________
(1) Represents the current interest rate as of December 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 1.80%, the 60-day LIBOR at 1.85%, the 90-day LIBOR at 1.94% and the 180-day LIBOR at 1.92%. Most loans include an interest floor, which generally ranges from 0% to 1%.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Represents the current determination of fair value as of December 31, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of December 31, 2019.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

OCSI Glick JV Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	$2,718,993	$2,651,270	$2,504,016	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	7,425,000	7,406,438	7,437,400
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	6,930,000	6,860,699	6,834,712	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	2,977,500	2,912,809	2,975,639
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	5,359,286	5,359,286	4,874,270
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%	Application software	3,395,374	3,377,463	3,327,467	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & electronics retail	2,977,500	2,947,725	2,940,281	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	4,937,500	4,917,589	4,570,273
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,850,000	4,838,318	4,349,868
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	3,980,000	3,940,200	4,004,875	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	5,000,000	4,900,000	4,930,075	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%	Oil & gas equipment & services	6,912,500	6,912,500	5,673,745
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	5,000,000	4,962,500	5,025,000	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	1,000,000	995,000	1,002,920	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,658,544	4,626,032	4,632,004
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunications services	5,468,222	5,365,594	5,466,281	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	5,895,000	5,850,631	5,732,888
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	5,000,000	4,979,290	4,937,500	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	4,340,941	4,326,851	3,997,290	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.80%	Insurance brokers	4,813,924	4,744,243	4,681,541
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	5,000,000	4,939,169	5,021,100
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	1,429,306	1,406,187	913,565	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	4,143,750	4,089,029	4,060,875	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	837,128	826,823	820,385	(4)
Total MHE Intermediate Holdings, LLC				4,980,878	4,915,852	4,881,260
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%	Healthcare technology	4,000,000	3,980,000	4,005,000

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	$5,417,500	$5,396,178	$5,336,238
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,868,628	5,824,577	5,760,440
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	6,895,000	6,888,231	6,903,619	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(1,720)	(645)	(4)(5)
	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	3,655,914	3,637,634	3,649,059	(4)
Total OEConnection LLC				3,655,914	3,635,914	3,648,414
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,989,924	3,970,677	4,010,712
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.29%	Trading companies & distributors	3,849,574	3,835,594	3,820,702
Servpro Borrower, LLC	First Lien Term Loan, PRIME+2.50% cash due 3/26/2026	7.50%	Specialized consumer services	3,980,000	3,970,050	3,984,975
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	6,256,250	6,227,881	5,943,438
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	5,910,000	5,864,902	5,902,613	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	6,500,000	6,467,500	6,538,610	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%	Human resources & employment services	3,114,779	3,109,120	2,907,133	(4)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,105,000
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	2,493,573	2,493,573	2,503,099	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	4,929,950	4,913,436	4,956,645	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	3,000,000	2,974,333	2,987,490	(4)
Total Portfolio Investments				$177,911,560	$176,687,612	$173,028,098

________
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
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.2 million and $54.2 million, respectively, as of December 31, 2019 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of December 31, 2019 and September 30, 2019, the Subordinated Notes bore a weighted average interest rate of LIBOR plus 6.5% per annum. For the three months ended December 31, 2019 and 2018, the Company earned interest income of $1.4 million and $1.5 million, respectively, on its investment in the Subordinated Notes. The Company did not earn any dividend income for the three months ended December 31, 2019 and 2018 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the OCSI Glick JV as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019 and 2018:

	December 31, 2019	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2019: $161,368,935; cost September 30, 2019: $176,687,612)	$158,083,811	$173,028,098
Cash and cash equivalents	5,524,662	1,096,498
Restricted cash	2,515,205	2,616,125
Due from portfolio companies	94,175	—
Other assets	5,210,898	2,937,681
Total assets	$171,428,751	$179,678,402

Senior credit facility payable	$99,381,939	$91,881,939
Subordinated notes payable at fair value (proceeds December 31, 2019: $75,492,882; proceeds September 30, 2019: $75,517,614)	61,907,548	62,087,348
Other liabilities	10,139,264	25,709,115
Total liabilities	$171,428,751	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$171,428,751	$179,678,402

	Three months ended December 31, 2019	Three months ended December 31, 2018
Selected Statements of Operations Information:
Interest income	$2,857,253	$3,079,856
Fee income	27,710	—
Total investment income	2,884,963	3,079,856
Interest expense	2,702,956	2,912,745
Other expenses	67,268	43,112
Total expenses (1)	2,770,224	2,955,857
Net unrealized appreciation (depreciation)	529,458	(128,702)
Realized gain (loss)	(644,197)	4,703
Net income (loss)	$—	$—
__________
(1) There are no management fees or incentive fees charged at the OCSI Glick JV.
The OCSI Glick JV has elected to fair value the Subordinated Notes issued to the Company and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The Subordinated Notes are valued based on the total assets less the liabilities senior to the Subordinated Notes in an amount not exceeding par under the EV technique.
During the three months ended December 31, 2019 and 2018, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the three months ended December 31, 2019, the Company recorded total fee income of $0.4 million, of which $0.1 million, was recurring in nature. For the three months ended December 31, 2018, the Company recorded total fee income of less than $0.1 million. Recurring fee income primarily consists of servicing fees and exit fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019	Three months ended December 31, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$6,134,254	$(13,200,691)
Weighted average common shares outstanding	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.21	$(0.45)
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2019	29,466,768	$294,668	$369,199,332	$(85,043,994)	$284,450,006
Net investment income	—	—	—	4,727,580	4,727,580
Net unrealized appreciation (depreciation)	—	—	—	1,926,384	1,926,384
Net realized gains (losses)	—	—	—	(519,710)	(519,710)
Distributions to stockholders	—	—	—	(4,567,350)	(4,567,350)
Issuance of common stock under dividend reinvestment plan	7,793	78	64,256	—	64,334
Repurchases of common stock under dividend reinvestment plan	(7,793)	(78)	(64,256)	—	(64,334)
Balance at December 31, 2019	29,466,768	$294,668	$369,199,332	$(83,477,090)	$286,016,910

The following table presents the changes in net assets for the three months ended December 31, 2018:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	29,466,768	$294,668	$370,751,389	$(75,300,637)	$295,745,420
Net investment income	—	—	—	4,863,537	4,863,537
Net unrealized appreciation (depreciation)	—	—	—	(19,760,624)	(19,760,624)
Net realized gains (losses)	—	—	—	1,696,396	1,696,396
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,888	69	54,042	—	54,111
Repurchases of common stock under dividend reinvestment plan	(6,888)	(69)	(54,042)	—	(54,111)
Balance at December 31, 2018	29,466,768	$294,668	$370,751,389	$(93,068,677)	$277,977,380

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For income tax purposes, the Company has reported its distributions for the 2019 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2019 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the quarterly distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.155	$4,503,016	7,793	$64,334
Total for the three months ended December 31, 2019			$0.155	$4,503,016	7,793	$64,334

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
Total for the three months ended December 31, 2018			$0.155	$4,513,238	6,888	$54,111
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2019 and 2018.
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
As of December 31, 2019 and September 30, 2019, the Company was able to borrow $180 million under the Citibank Facility.  As of December 31, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of December 31, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of December 31, 2019, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of December 31, 2019, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of each of December 31, 2019 and September 30, 2019, the Company had $126.1 million outstanding under the Citibank Facility. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.878% and 4.684% for the three months ended December 31, 2019, and 2018, respectively. For the three months ended December 31, 2019 and

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018, the Company recorded interest expense of $1.4 million (inclusive of fees) and $1.5 million (inclusive of fees), respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of December 31, 2019, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. As of December 31, 2019, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2019 and September 30, 2019, the Company had $15.5 million and $11.0 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.799% and 5.697% for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, the Company recorded interest expense of $0.2 million (inclusive of fees) and $0.1 million (inclusive of fees), respectively, related to the East West Bank Facility.
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
Under the Deutsche Bank Facility, as of December 31, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility (the “revolving period”) will continue through March 31, 2020 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of June 30, 2020, the occurrence of an event of default or completion of a securitization transaction.
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
As of December 31, 2019 and September 30, 2019, the Company had $164.6 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the three months ended December 31, 2019 and 2018, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.127% and 4.413%, respectively, and the Company recorded interest expense of $1.8 million (inclusive of fees) and $1.6 million (inclusive of fees), respectively.
Note 7. Interest and Dividend Income

As of each of December 31, 2019 and September 30, 2019, there were no investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments in portfolio companies; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019	Three months ended December 31, 2018
Net increase (decrease) in net assets resulting from operations	$6,134,254	$(13,200,691)
Net unrealized (appreciation) depreciation	(1,926,384)	19,760,624
Book/tax difference due to capital losses not recognized (recognized)	735,505	(1,852,700)
Other book/tax differences	(463,275)	—
Taxable/Distributable Income (1)	$4,480,100	$4,707,233

__________________

(1)
The Company's taxable income for the three months ended December 31, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.

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
During the three months ended December 31, 2019, the Company recorded net realized losses of $0.5 million in connection with the exit of various investments.
During the three months ended December 31, 2018, the Company recorded net realized gains of $1.7 million, of which $1.4 million was attributable to the exit of the Company's investment in BeyondTrust Holdings, LLC.
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the three months ended December 31, 2019, the Company recorded net unrealized appreciation of $1.9 million. This consisted of $1.9 million of unrealized appreciation of debt investments and $0.2 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), offset by $0.2 million of unrealized depreciation on foreign currency forward contracts.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2018, the Company recorded net unrealized depreciation of $19.8 million. This consisted of $18.3 million of unrealized depreciation of debt investments and $1.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of December 31, 2019 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.3 million and $1.4 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.

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
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser (the "Former Investment Advisory Agreement"), which was terminated on October 17, 2017.
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
For the three months ended December 31, 2019, the base management fee incurred under the Investment Advisory Agreement was $1.5 million. For the three months ended December 31, 2018, the base management fee incurred under the Investment Advisory Agreement was $1.4 million.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three months ended December 31, 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.9 million. For the three months ended December 31, 2018, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.4 million.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. As of December 31, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three months ended December 31, 2019, the Company did not accrue, and cumulatively has not accrued, any capital gains incentive fees.

To ensure compliance with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which Oaktree waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. At the end of the two-year period, Oaktree permanently waived $1.2 million, of which $0.1

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million was recorded for the three months ended December 31, 2019. As of December 31, 2019, the contractual fee waiver of $1.2 million is reflected in base management fee and incentive fee payable on the Consolidated Statement of Assets and Liabilities.
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
Administrative Services
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
For the three months ended December 31, 2019, the Company accrued administrative expenses of $0.3 million, including $0.1 million of general and administrative expenses. For the three months ended December 31, 2018, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses.
As of December 31, 2019 and September 30, 2019, $1.4 million and $1.5 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended December 31, 2019	Three months ended December 31, 2018
Net asset value at beginning of period	$9.65	$10.04
Net investment income (1)	0.16	0.17
Net unrealized appreciation (depreciation) (1)	0.08	(0.67)
Net realized gains (losses) (1)	(0.02)	0.05
Distributions to stockholders	(0.16)	(0.16)
Net asset value at end of period	$9.71	$9.43
Per share market value at beginning of period	$8.25	$8.65
Per share market value at end of period	$8.19	$7.75
Total return (2)	1.14%	(8.64)%
Common shares outstanding at beginning of period	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768
Net assets at beginning of period	$284,450,006	$295,745,420
Net assets at end of period	$286,016,910	$277,977,380
Average net assets (3)	$286,623,521	$288,450,042
Ratio of net investment income to average net assets (4)	6.54%	6.69%
Ratio of total expenses to average net assets (4)	9.59%	9.38%
Ratio of net expenses to average net assets (4)	9.52%	8.80%
Ratio of portfolio turnover to average investments at fair value	5.76%	12.59%
Weighted average outstanding debt (5)	$296,135,061	$255,039,409
Average debt per share (1)	$10.05	$8.66
Asset coverage ratio at end of period (6)	193.37%	206.03%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $306.3 million and $262.2 million as of December 31, 2019 and 2018, respectively.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2019, the counterparty to these forward currency contracts was JPMorgan Chase Bank, N.A. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,250,213	£4,838,750	2/18/2020	$—	$168,712	Derivative liability

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,106,199	£4,934,900	10/15/2019	$20,876	$—	Derivative asset

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2019 and September 30, 2019, off-balance sheet arrangements consisted of $30.0 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of December 31, 2019 and September 30, 2019 is shown in the table below:

	December 31, 2019	September 30, 2019
OCSI Glick JV LLC	$13,998,029	$13,998,029
Connect U.S. Finco LLC	5,910,543	—
MHE Intermediate Holdings, LLC	4,466,338	4,466,338
PaySimple, Inc.	1,740,371	2,450,000
Mindbody, Inc.	952,381	952,381
CircusTrix Holdings LLC	802,541	—
OEConnection LLC	735,931	731,183
Apptio, Inc.	692,308	692,308
iCIMs, Inc.	294,118	294,118
GKD Index Partners, LLC	222,222	444,444
Ministry Brands, LLC	80,000	80,000
4 Over International, LLC	56,717	60,629
Total	$29,951,499	$24,169,430

Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2019, except as discussed below.
Distribution Declaration
On January 31, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable on March 31, 2020 to stockholders of record on March 13, 2020.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2019	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.51%		$66,056,272	$—	$1,436,726	$54,326,418	$—	$(156,708)	$54,169,710	18.9%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,056,272	$—	$1,436,726	$54,326,418	$—	$(156,708)	$54,169,710	18.9%

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
______________________

(1)
The principal amount and ownership detail are shown in the Consolidated Schedules of Investments as of December 31, 2018 included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2018.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2019 and elsewhere in this quarterly report on Form 10-Q.
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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree Fund Administration, LLC, or the Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.
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
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by over $250 million, at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $36 million at fair value as of December 31, 2019. In addition, over time and under current market conditions, Oaktree generally expects to increase leverage to a debt to equity ratio of 1.20x to 1.60x following effectiveness of the 150% reduced asset coverage requirements to us on July 11, 2018. As of December 31, 2019, our debt to equity ratio was 1.07x.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $5.7 billion of syndicated middle market loan issuance in the calendar year 2019.
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
As of December 31, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate.  The reinvestment period of each of our borrowing facilities in place as of December 31, 2019 ends prior to the end of 2021 (and therefore prior to any phase out of LIBOR); however, we expect that any refinancings or future borrowing facilities that bear interest at floating rates indexed to LIBOR (or certain amendments to current borrowing facilities) would include procedures for the selection of a replacement reference rate following any phase out of LIBOR.  Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable.  This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Alternatively, certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

Critical Accounting Policies
Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. Certain prior-period financial information has been reclassified to conform to current period presentation. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, ASC Topic 946, Financial Services-Investment Companies, or ASC 946.
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
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. These investments are generally not redeemable.
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
The fair value of our investments as of December 31, 2019 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2019, 92.5% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
As of December 31, 2019 and September 30, 2019, approximately 95.3% and 95.8%, respectively, of our total assets represented investments at fair value.

Revenue Recognition
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2019, there were no investments on which we had stopped accruing cash and/or payment-in-kind, or PIK, interest or OID income.
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
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the OCSI Glick JV. As of December 31, 2019, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended December 31, 2019.

During the three months ended December 31, 2019, we originated $34.9 million of investment commitments in nine new and two existing portfolio companies and funded $37.9 million of investments.
During the three months ended December 31, 2019, we received $46.0 million of proceeds from prepayments, exits, other paydowns and sales and exited nine portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2019	September 30, 2019
Cost:
Senior secured loans	88.05%	88.33%
OCSI Glick JV subordinated notes	10.79	10.54
OCSI Glick JV equity interests	1.16	1.13
Equity securities, excluding the OCSI Glick JV	—	—
Total	100.00%	100.00%

	December 31, 2019	September 30, 2019
Fair value:
Senior secured loans	90.68%	90.85%
OCSI Glick JV subordinated notes	9.27	9.10
Equity securities, excluding the OCSI Glick JV	0.05	0.05
OCSI Glick JV equity interests	—	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2019	September 30, 2019
Cost:
Application Software	13.62%	12.98%
Multi-Sector Holdings (1)	11.95	11.68
Aerospace & Defense	5.03	5.24
Diversified Support Services	4.47	4.38
Advertising	3.91	3.84
Internet Services & Infrastructure	2.92	4.54
Systems Software	2.84	2.48
Data Processing & Outsourced Services	2.83	2.66
Movies & Entertainment	2.54	1.54
Commercial Printing	2.52	2.47
Specialized Finance	2.50	2.43
Oil & Gas Exploration & Production	2.39	2.34
Health Care Services	2.15	2.74
Integrated Telecommunication Services	2.10	2.78
Pharmaceuticals	2.04	2.01
Research & Consulting Services	2.02	1.58
Oil & Gas Refining & Marketing	1.93	1.89
Interactive Media & Services	1.93	1.89
Metal & Glass Containers	1.91	1.41
Alternative Carriers	1.80	2.70
Health Care Technology	1.78	1.74
Computer & Electronics Retail	1.76	1.72
Publishing	1.68	1.64
Real Estate Services	1.60	1.57
IT Consulting & Other Services	1.58	1.54
Leisure Facilities	1.47	1.43
Trading Companies & Distributors	1.46	1.43
Communications Equipment	1.45	1.55
Health Care Equipment	1.45	1.42
Industrial Machinery	1.43	1.49
Specialized REITs	1.41	1.38
Biotechology	1.29	1.27
Household Appliances	1.12	1.09
Electrical Components & Equipment	1.04	1.02
Auto Parts & Equipment	0.94	0.92
Household Products	0.82	0.80
Health Care Supplies	0.81	—
Specialty Chemicals	0.76	0.75
Environmental & Facilities Services	0.64	0.67
Independent Power Producers & Energy Traders	0.55	—
Personal Products	0.49	0.48
Managed Health Care	0.49	—
Property & Casualty Insurance	0.33	—
General Merchandise Stores	0.25	0.25
Human Resource & Employment Services	—	1.29
Commodity Chemicals	—	0.78
Oil & Gas Equipment & Services	—	0.10
Oil & Gas Storage & Transportation	—	0.09
	100.00%	100.00%

	December 31, 2019	September 30, 2019
Fair value:
Application Software	14.28%	13.52%
Multi-Sector Holdings (1)	9.27	9.10
Aerospace & Defense	5.22	5.44
Diversified Support Services	4.69	4.57
Advertising	3.56	3.51
Internet Services & Infrastructure	3.06	4.77
Data Processing & Outsourced Services	3.00	2.81
Systems Software	3.00	2.59
Movies & Entertainment	2.67	1.61
Commercial Printing	2.63	2.58
Specialized Finance	2.59	2.42
Health Care Services	2.26	2.88
Oil & Gas Exploration & Production	2.21	2.34
Research & Consulting Services	2.18	1.72
Integrated Telecommunication Services	2.15	2.87
Pharmaceuticals	2.06	2.02
Oil & Gas Refining & Marketing	2.04	2.00
Interactive Media & Services	2.04	1.99
Alternative Carriers	1.94	2.84
Health Care Technology	1.89	1.85
Metal & Glass Containers	1.85	1.40
Computer & Electronics Retail	1.85	1.81
Publishing	1.79	1.75
Real Estate Services	1.68	1.65
Leisure Facilities	1.53	1.50
Trading Companies & Distributors	1.52	1.50
Communications Equipment	1.51	1.57
Health Care Equipment	1.50	1.51
Specialized REITs	1.49	1.45
Industrial Machinery	1.47	1.54
Biotechnology	1.38	1.35
IT Consulting & Other Services	1.30	1.34
Household Appliances	1.16	1.12
Electrical Components & Equipment	1.11	1.01
Auto Parts & Equipment	0.96	0.90
Health Care Supplies	0.86	—
Household Products	0.84	0.80
Environmental & Facilities Services	0.64	0.67
Specialty Chemicals	0.62	0.62
Independent Power Producers & Energy Traders	0.58	—
Personal Products	0.52	0.51
Managed Health Care	0.51	—
Property & Casualty Insurance	0.35	—
General Merchandise Stores	0.24	0.24
Human Resource & Employment Services	—	1.34
Commodity Chemicals	—	0.83
Oil & Gas Storage & Transportation	—	0.09
Oil & Gas Equipment & Services	—	0.07
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the OCSI Glick JV.

OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of December 31, 2019 and September 30, 2019, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 42 and 39 portfolio companies as of December 31, 2019 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, which, as of December 31, 2019, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million. Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month LIBOR, plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $99.4 million and $91.9 million of borrowings were outstanding as of December 31, 2019 and September 30, 2019, respectively.
As of December 31, 2019 and September 30, 2019, the OCSI Glick JV had total assets of $171.4 million and $179.7 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.2 million and $54.3 million in the aggregate at fair value as of December 31, 2019 and September 30, 2019, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2019 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of December 31, 2019 and September 30, 2019, of which $73.5 million was from us. As of each of December 31, 2019 and September 30, 2019, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of December 31, 2019 and September 30, 2019, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Senior secured loans (1)	$163,491,961	$177,911,560
Weighted average current interest rate on senior secured loans (2)	6.69%	6.92%
Number of borrowers in the OCSI Glick JV	42	39
Largest loan exposure to a single borrower (1)	$6,912,500	$7,425,000
Total of five largest loan exposures to borrowers (1)	$32,167,329	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of December 31, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.44%	Electrical Components & Equipment	$2,707,174	$2,642,720	$2,710,558	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	5.74%	Integrated Telecommunication Services	2,970,000	2,907,864	2,981,449
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.55%	Pharmaceuticals	6,619,829	6,436,801	5,803,384
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.68%	Personal Products	1,697,405	1,389,320	1,455,525
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.94%	Application Software	3,346,869	3,331,897	3,286,625	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & Electronics Retail	2,970,000	2,940,300	2,942,780	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.93%	Airport Services	3,750,000	3,656,580	3,656,250
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	5.79%	Oil & Gas Equipment & Services	4,925,000	4,906,037	4,235,500
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	7.91%	Restaurants	4,837,500	4,825,848	4,221,323
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.94%	Oil & Gas Refining & Marketing	3,970,000	3,930,300	3,994,813	(4)
Connect U.S. Finco LLC	First Lien Delayed Draw Term Loan, LIBOR+4.50% cash due 12/11/2026	6.29%	Alternative Carriers	2,044,728	1,945,239	2,081,828	(4)(5)
Cortes NP Acquisition Corporation	First Lien Term Loan, LIBOR+4.00% cash due 11/30/2023	5.93%	Electrical Components & Equipment	2,970,000	2,821,487	2,970,000
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.04%	Oil & Gas Equipment & Services	6,912,500	6,912,500	5,366,381
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.94%	Biotechnology	4,987,500	4,950,094	5,034,283	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	5.94%	Application Software	997,500	992,513	1,005,610	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 11/20/2026	6.39%	Application Software	2,500,000	2,475,000	2,523,438	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.55%	Specialty Chemicals	4,658,544	4,626,032	4,631,329
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.55%	Integrated Telecommunication Services	3,958,074	3,893,812	3,985,839	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.04%	Systems Software	5,880,000	5,837,894	5,828,550
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	9.80%	Research & Consulting Services	5,000,000	4,980,091	4,925,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	6.18%	Systems Software	1,000,000	990,000	994,690	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	8.04%	Education Services	3,000,000	2,880,933	3,000,000
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.43%	Pharmaceuticals	4,322,191	4,309,272	4,005,223	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.55%	Insurance Brokers	3,315,762	3,273,903	3,266,026
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	4,000,000	3,958,925	4,013,920
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.94%	Diversified Support Services	4,133,125	4,081,354	4,050,463	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.99%	Diversified Support Services	834,991	824,712	818,291	(4)
Total MHE Intermediate Holdings, LLC				4,968,116	4,906,066	4,868,754
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	5.80%	Health Care Technology	4,000,000	3,980,000	4,027,500
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical Components & Equipment	5,403,750	5,383,467	5,322,694

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.80%	Application Software	$5,853,384	$5,811,162	$5,767,047
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.80%	Application Software	3,644,545	3,626,323	3,667,324	(4)
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,675)	2,165	(4)(5)
Total OEConnection LLC				3,644,545	3,624,648	3,669,489
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	4.80%	Interactive Media & Services	3,979,849	3,961,607	4,013,240
Sabert Corporation	First Lien Term Loan, LIBOR +4.50% cash due 12/10/2026	6.25%	Metal & Glass Containers	2,900,000	2,871,000	2,930,218	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.93%	Footwear	6,240,000	6,214,046	5,584,800
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.44%	Health Care Services	5,895,000	5,852,206	5,887,631	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	6.19%	Personal Products	6,500,000	6,467,500	6,570,200	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.55%	Application Software	2,771,770	2,560,038	2,654,468	(4)
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR +4.25% cash due 11/26/2026	6.04%	Movies & Entertainment	3,000,000	2,970,000	3,000,000	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.30%	Human Resource & Employment Services	1,617,579	1,614,811	1,362,811
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.00% cash due 4/15/2033		Pharmaceuticals	2,972,808	2,972,808	3,076,856
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.05%	Movies & Entertainment	2,487,147	2,487,147	2,507,006	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.55%	Data Processing & Outsourced Services	4,917,437	4,901,740	4,956,383	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.68%	Aerospace & Defense	3,000,000	2,975,327	2,964,390	(4)
Total Portfolio Investments				$163,491,961	$161,368,935	$158,083,811
__________
(1) Represents the current interest rate as of December 31, 2019. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2019, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 1.80%, the 60-day LIBOR at 1.85%, the 90-day LIBOR at 1.94% and the 180-day LIBOR at 1.92%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2019 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of December 31, 2019.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

OCSI Glick JV Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	$2,718,993	$2,651,270	$2,504,016	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	7,425,000	7,406,438	7,437,400
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	6,930,000	6,860,699	6,834,712	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	2,977,500	2,912,809	2,975,639
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	5,359,286	5,359,286	4,874,270
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%	Application software	3,395,374	3,377,463	3,327,467	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & electronics retail	2,977,500	2,947,725	2,940,281	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	4,937,500	4,917,589	4,570,273
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,850,000	4,838,318	4,349,868
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	3,980,000	3,940,200	4,004,875	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	5,000,000	4,900,000	4,930,075	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%	Oil & gas equipment & services	6,912,500	6,912,500	5,673,745
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	5,000,000	4,962,500	5,025,000	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	1,000,000	995,000	1,002,920	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,658,544	4,626,032	4,632,004
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunications services	5,468,222	5,365,594	5,466,281	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	5,895,000	5,850,631	5,732,888
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	5,000,000	4,979,290	4,937,500	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	4,340,941	4,326,851	3,997,290	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.80%	Insurance brokers	4,813,924	4,744,243	4,681,541
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	5,000,000	4,939,169	5,021,100
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	1,429,306	1,406,187	913,565	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	4,143,750	4,089,029	4,060,875	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	837,128	826,823	820,385	(4)
Total MHE Intermediate Holdings, LLC				4,980,878	4,915,852	4,881,260
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%	Healthcare technology	4,000,000	3,980,000	4,005,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	5,417,500	5,396,178	5,336,238
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,868,628	5,824,577	5,760,440

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	$6,895,000	$6,888,231	$6,903,619	(4)
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	3,655,914	3,637,634	3,649,059	(4)
	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(1,720)	(645)	(4)(5)
Total OEConnection LLC				3,655,914	3,635,914	3,648,414
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,989,924	3,970,677	4,010,712
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.29%	Trading companies & distributors	3,849,574	3,835,594	3,820,702
Servpro Borrower, LLC	First Lien Term Loan, PRIME+2.50% cash due 3/26/2026	7.50%	Specialized consumer services	3,980,000	3,970,050	3,984,975
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	6,256,250	6,227,881	5,943,438
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	5,910,000	5,864,902	5,902,613	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	6,500,000	6,467,500	6,538,610	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%	Human resources & employment services	3,114,779	3,109,120	2,907,133	(4)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,105,000
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	2,493,573	2,493,573	2,503,099	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	4,929,950	4,913,436	4,956,645	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	3,000,000	2,974,333	2,987,490	(4)
Total Portfolio Investments				$177,911,560	$176,687,612	$173,028,098
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

The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.2 million and $54.2 million, respectively, as of December 31, 2019 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of December 31, 2019 and September 30, 2019, the Subordinated Notes paid a weighted average interest rate of LIBOR plus 6.5% per annum. For the three months ended December 31, 2019 and 2018, we earned interest income of $1.4 million and $1.5 million, respectively, on our investment in the Subordinated Notes. We did not earn any dividend income for the three months ended December 31, 2019 and 2018 with respect to our investment in the LLC equity interests of the OCSI Glick JV.

Below is certain summarized financial information for the OCSI Glick JV as of December 31, 2019 and September 30, 2019 and for the three months ended December 31, 2019 and 2018:

	December 31, 2019	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2019: $161,368,935; cost September 30, 2019: $176,687,612)	$158,083,811	$173,028,098
Cash and cash equivalents	5,524,662	1,096,498
Restricted cash	2,515,205	2,616,125
Due from portfolio companies	94,175	—
Other assets	5,210,898	2,937,681
Total assets	$171,428,751	$179,678,402

Senior credit facility payable	$99,381,939	$91,881,939
Subordinated notes payable at fair value (proceeds December 31, 2019: $75,492,882; proceeds September 30, 2019: $75,517,614)	61,907,548	62,087,348
Other liabilities	10,139,264	25,709,115
Total liabilities	$171,428,751	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$171,428,751	$179,678,402

	Three months ended December 31, 2019	Three months ended December 31, 2018
Selected Statements of Operations Information:
Interest income	$2,857,253	$3,079,856
Fee income	27,710	—
Total investment income	2,884,963	3,079,856
Interest expense	2,702,956	2,912,745
Other expenses	67,268	43,112
Total expenses (1)	2,770,224	2,955,857
Net unrealized appreciation (depreciation)	529,458	(128,702)
Realized gain (loss)	(644,197)	4,703
Net income (loss)	$—	$—
 __________
(1) There are no management fees or incentive fees charged at the OCSI Glick JV.
The OCSI Glick JV has elected to fair value the Subordinated Notes issued to us and GF Debt Funding under FASB ASC Topic 825, Financial Instruments - Fair Value Option. The Subordinated Notes are valued based on the total assets less the liabilities senior to the Subordinated Notes of the OCSI Glick JV in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2019 and 2018, we did not sell any debt investments to the OCSI Glick JV.
 Discussion and Analysis of Results and Operations
Results of Operations
Net increase (decrease) in net assets resulting from operations includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends and fees and total expenses. Net realized gains (losses) is the difference between the proceeds received from dispositions of investment related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets and liabilities carried at fair value during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Three Months Ended December 31, 2019 and December 31, 2018
Total Investment Income
Total investment income includes interest on our investments and fee income.

Total investment income for the three months ended December 31, 2019 and 2018 was $11.6 million and $11.3 million, respectively. For the three months ended December 31, 2019, this amount consisted of $11.2 million of interest income from portfolio investments and $0.4 million of fee income. For the three months ended December 31, 2018, this amount primarily consisted of $11.2 million of interest income from portfolio investments. The increase of $0.3 million in our total investment income for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, was primarily due to a $0.3 million increase in fee income, which was attributable to higher amendment fees earned during the quarter.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2019 and 2018 were $6.9 million and $6.4 million, respectively. The increase of $0.5 million in our net expenses for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, was primarily due to a $0.5 million increase in Part I incentive fees (net of waivers), which was primarily attributable to a reduction in fees waived in connection with the expiration of the two-year contractual fee waiver period.
To ensure compliance with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with us, which ended on October 17, 2019, pursuant to which Oaktree waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to Fifth Street Asset Management Inc., or the Former Adviser, in the aggregate under the investment advisory agreement between us and the Former Adviser.
Net Investment Income
As a result of the $0.3 million increase in total investment income and the $0.5 million increase in net expenses, net investment income for the three months ended December 31, 2019 decreased by approximately $0.1 million, as compared to the three months ended December 31, 2018.
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
During the three months ended December 31, 2019, we recorded net realized losses of $0.5 million in connection with the exit of various investments. During the three months ended December 31, 2018, we recorded net realized gains of $1.7 million, which was primarily attributable to the exit of our investment in BeyondTrust Holdings LLC.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the three months ended December 31, 2019, we recorded net unrealized appreciation of $1.9 million. This consisted of $1.9 million of unrealized appreciation of debt investments and $0.2 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), offset by $0.2 million of unrealized depreciation on foreign currency forward contracts. For the three months ended December 31, 2018, we recorded net unrealized depreciation of $19.8 million. This consisted of $18.3 million of unrealized depreciation of debt investments and $1.5 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018.  As a result of the effectiveness of the 150% reduced asset coverage requirements, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. Over time and under current market conditions, we generally expect to target a debt to equity ratio of 1.20x to 1.60x over the long-

term (i.e., one dollar of equity for each $1.20 to $1.60 of debt outstanding). As of December 31, 2019, we had $306.3 million in senior securities outstanding and our asset coverage ratio was 193.4%.
For the three months ended December 31, 2019, we experienced a net increase in cash and cash equivalents and restricted cash of $3.9 million. During that period, $3.0 million of cash was used in operating activities, primarily consisting of cash used to fund $34.0 million of investments and a decrease in net payables from unsettled transactions of $22.1 million, partially offset by $48.6 million of principal payments and proceeds from the sale of investments and the cash activities related to $4.7 million of net investment income. During the same period, cash provided by financing activities was $6.9 million, primarily consisting of $11.5 million of net borrowings under our credit facilities, partially offset by $4.5 million of cash distributions paid to our stockholders.
For the three months ended December 31, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $1.5 million. During that period, $16.0 million of cash was provided operating activities, primarily consisting of $73.1 million of principal payments and proceeds from the sale of investments, an increase in net payables from unsettled transactions of $23.7 million and the cash activities related to $4.9 million of net investment income, partially offset by cash used to fund $87.0 million of investment purchases. During the same period, cash used in financing activities was $17.5 million, primarily consisting of $12.9 million of net repayments of borrowings under our credit facilities and $4.5 million of cash distributions paid to our stockholders.
As of December 31, 2019, we had $18.0 million of cash and cash equivalents (including $8.5 million of restricted cash), portfolio investments (at fair value) of $584.5 million, $3.0 million of interest, dividends and fees receivable, $10.5 million of net payables from unsettled transactions, $306.2 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $30.0 million. Pursuant to the terms of the Citibank Facility (as defined below), we were restricted in terms of access to $3.3 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of December 31, 2019, $4.4 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of December 31, 2019, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
As of September 30, 2019, we had $14.1 million of cash and cash equivalents (including $8.4 million of restricted cash), portfolio investments (at fair value) of $597.1 million, $3.8 million of interest, dividends and fees receivable, $32.6 million of net payables from unsettled transactions, $294.7 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $24.2 million. Pursuant to the terms of the Citibank Facility (as defined below), we were restricted in terms of access to $3.4 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of September 30, 2019, $4.3 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2019, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
Significant Capital Transactions
The following table reflects the quarterly distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
November 12, 2019	December 13, 2019	December 31, 2019	0.155	4,503,016	7,793	64,334
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Citibank Facility
As of December 31, 2019 and September 30, 2019, we were able to borrow $180 million under a revolving credit facility with us, as collateral manager, OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and Wells Fargo Bank, N.A., as collateral agent, or the Citibank Facility. As of December 31, 2019, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of December 31, 2019, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of December 31, 2019, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of December 31, 2019, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of each of December 31, 2019 and September 30, 2019, we had $126.1 million outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.878% and 4.684% for the three months ended December 31, 2019, and 2018, respectively. For the three months ended December 31, 2019 and 2018, we recorded interest expense of $1.4 million (inclusive of fees) and $1.5 million (inclusive of fees), respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of December 31, 2019, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate, in each case with a 3.5% floor. The East West Bank Facility matures on January 6, 2021. As of December 31, 2019, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of December 31, 2019 and September 30, 2019, we had $15.5 million and $11.0 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.799% and 5.697% for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, we recorded interest expense of $0.2 million (inclusive of fees) and $0.1 million (inclusive of fees), respectively, related to the East West Bank Facility.
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
Under the Deutsche Bank Facility, as of December 31, 2019, OCSI Senior Funding Ltd. could borrow an aggregate principal amount of up to $250 million, which can be increased to $300 million in the sole discretion of Deutsche Bank AG, New York Branch in connection with certain milestones in the marketing of a collateralized loan obligation. The period during which OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility, or the revolving period, will continue through March 31, 2020 unless there is an earlier termination or event of default. The Deutsche Bank Facility will mature on the earliest of June 30, 2020, the occurrence of an event of default or completion of a securitization transaction.
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
As of December 31, 2019 and September 30, 2019, we had $164.6 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the three months ended December 31, 2019 and 2018, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.127% and 4.413%, respectively, and we recorded interest expense of $1.8 million (inclusive of fees) and $1.6 million (inclusive of fees), respectively.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2019 and September 30, 2019, our only off-balance sheet arrangements consisted of $30.0 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of December 31, 2019 and September 30, 2019 is shown in the table below:

	December 31, 2019	September 30, 2019
OCSI Glick JV LLC	$13,998,029	$13,998,029
Connect U.S. Finco LLC	5,910,543	—
MHE Intermediate Holdings, LLC	4,466,338	4,466,338
PaySimple, Inc.	1,740,371	2,450,000
Mindbody, Inc.	952,381	952,381
CircusTrix Holdings LLC	802,541	—
OEConnection LLC	735,931	731,183
Apptio, Inc.	692,308	692,308
iCIMs, Inc.	294,118	294,118
GKD Index Partners, LLC	222,222	444,444
Ministry Brands, LLC	80,000	80,000
4 Over International, LLC	56,717	60,629
Total	$29,951,499	$24,169,430
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of December 31, 2019	Weighted average debt outstanding for the three months ended December 31, 2019	Maximum debt outstanding for the three months ended December 31, 2019
Citibank Facility	$126,056,800	$126,056,800	$126,056,800	$126,056,800
Deutsche Bank Facility	157,600,000	164,600,000	159,393,478	164,600,000
East West Bank Facility	11,000,000	15,500,000	10,684,783	15,500,000
Total debt	$294,656,800	$306,156,800	$296,135,061

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of December 31, 2019
	Total	< 1 year	1-3 years	3-5 years
Citibank Facility	$126,056,800	$—	$—	$126,056,800
Interest due on Citibank Facility	16,889,212	4,760,280	9,520,560	2,608,372
Deutsche Bank Facility	164,600,000	164,600,000	—	—
Interest due on Deutsche Bank Facility	3,353,672	3,353,672	—	—
East West Bank Facility	15,500,000	—	15,500,000	—
Interest due on East West Bank Facility	730,738	716,988	13,750	—
Total	$327,130,422	$173,430,940	$25,034,310	$128,665,172
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2018 and 2019. We may incur a federal excise tax in future years.
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
Recent Developments
Distribution Declaration
On January 31, 2020, our Board of Directors declared a quarterly distribution of $0.155 per share, payable on March 31, 2020 to stockholders of record on March 13, 2020.

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
As of December 31, 2019 and September 30, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2019 and September 30, 2019 was as follows:

	December 31, 2019		September 30, 2019
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$255,369,378	43.72%	$187,485,498	31.41%
1% to 2%	328,791,030	56.28	409,325,610	68.59
Total	$584,160,408	100.00%	$596,811,108	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
300	$18,280,331	$(9,184,704)	$9,095,627
200	12,186,887	(6,123,136)	6,063,751
100	6,093,444	(3,061,568)	3,031,876

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
100	$(5,597,060)	$3,061,568	$(2,535,492)
200 (1)	(7,789,694)	5,841,144	(1,948,550)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$16,964,326	$—	$13,063,815	$—
Prime rate	3,574,952	—	7,392,651	—
LIBOR:
30 day	377,619,966	15,500,000	408,142,675	11,000,000
60 day	2,000,000	—	2,000,000	—
90 day	199,796,801	290,656,800	179,653,417	283,656,800
180 day	19,728,889	—	20,311,944	—
360 day	—	—	—	—
UK LIBOR:
30 day	6,623,750	—	6,161,500	—
Fixed rate	—	—	—	—
Total	$626,308,684	$306,156,800	$636,726,002	$294,656,800

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.

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
Date: February 5, 2020