Form 10-Q
period 2020-03-31
Oaktree Strategic Income Corp
filed 2020-05-07
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of May 5, 2020.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2020 (unaudited)	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost March 31, 2020: $73,157,303; cost September 30, 2019: $73,189,664)	$37,833,930	$54,326,418
Non-control/Non-affiliate investments (cost March 31, 2020: $546,774,334; cost September 30, 2019: $553,679,070)	486,545,381	542,778,029
Total investments at fair value (cost March 31, 2020: $619,931,637; cost September 30, 2019: $626,868,734)	524,379,311	597,104,447
Cash and cash equivalents	21,931,375	5,646,899
Restricted cash	9,321,466	8,404,733
Interest, dividends and fees receivable	1,489,472	3,813,730
Due from portfolio companies	539,587	350,597
Receivables from unsettled transactions	28,775,575	5,091,671
Deferred financing costs	2,308,557	2,139,299
Derivative asset at fair value	316,967	20,876
Other assets	731,202	761,462
Total assets	$589,793,512	$623,333,714
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,569,469	$901,410
Base management fee and incentive fee payable	1,442,121	1,368,431
Due to affiliate	1,041,237	1,457,007
Interest payable	2,532,742	2,750,587
Payables from unsettled transactions	44,817,245	37,724,473
Director fees payable	—	25,000
Credit facilities payable	327,156,800	294,656,800
Total liabilities	378,559,614	338,883,708
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of March 31, 2020 and September 30, 2019	294,668	294,668
Additional paid-in-capital	369,199,332	369,199,332
Accumulated overdistributed earnings	(158,260,102)	(85,043,994)
Total net assets (equivalent to $7.17 and $9.65 per common share as of March 31, 2020 and September 30, 2019, respectively) (Note 12)	211,233,898	284,450,006
Total liabilities and net assets	$589,793,512	$623,333,714
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Interest income:
Control investments	$—	$1,472,785	$1,436,726	$2,958,208
Non-control/Non-affiliate investments	9,638,008	10,769,097	19,382,457	20,420,246
Interest on cash and cash equivalents	27,597	52,132	58,307	119,127
Total interest income	9,665,605	12,294,014	20,877,490	23,497,581
PIK interest income:
Non-control/Non-affiliate investments	296,894	6,004	300,457	13,749
Total PIK interest income	296,894	6,004	300,457	13,749
Fee income:
Non-control/Non-affiliate investments	380,114	181,806	767,779	229,441
Total fee income	380,114	181,806	767,779	229,441
Total investment income	10,342,613	12,481,824	21,945,726	23,740,771
Expenses:
Base management fee	1,442,121	1,451,393	2,947,647	2,866,160
Part I incentive fee	271,520	1,096,144	1,263,658	1,950,522
Professional fees	263,188	375,601	636,374	834,213
Directors fees	105,000	105,278	210,000	210,278
Interest expense	3,477,099	3,771,530	6,903,990	6,994,484
Administrator expense	229,039	231,033	478,953	665,900
General and administrative expenses	264,391	283,338	537,870	615,564
Total expenses	6,052,358	7,314,317	12,978,492	14,137,121
Fees waived	(271,520)	(49,253)	(322,121)	(476,647)
Net expenses	5,780,838	7,265,064	12,656,371	13,660,474
Net investment income	4,561,775	5,216,760	9,289,355	10,080,297
Unrealized appreciation (depreciation):
Control investments	(16,325,059)	1,684,985	(16,460,127)	(2,230,258)
Non-control/Non-affiliate investments	(51,578,952)	6,989,963	(49,327,912)	(8,780,850)
Foreign currency forward contract	485,679	122,463	296,091	47,895
Net unrealized appreciation (depreciation)	(67,418,332)	8,797,411	(65,491,948)	(10,963,213)
Realized gains (losses):
Non-control/Non-affiliate investments	(7,334,148)	(77,774)	(7,611,373)	1,369,532
Foreign currency forward contract	(24,959)	(240,970)	(267,444)	8,120
Net realized gains (losses)	(7,359,107)	(318,744)	(7,878,817)	1,377,652
Net realized and unrealized gains (losses)	(74,777,439)	8,478,667	(73,370,765)	(9,585,561)
Net increase (decrease) in net assets resulting from operations	$(70,215,664)	$13,695,427	$(64,081,410)	$494,736
Net investment income per common share — basic and diluted	$0.15	$0.18	$0.32	$0.34
Earnings (loss) per common share — basic and diluted (Note 5)	$(2.38)	$0.46	$(2.17)	$0.02
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Operations:
Net investment income	$4,561,775	$5,216,760	$9,289,355	$10,080,297
Net unrealized appreciation (depreciation)	(67,418,332)	8,797,411	(65,491,948)	(10,963,213)
Net realized gains (losses)	(7,359,107)	(318,744)	(7,878,817)	1,377,652
Net increase (decrease) in net assets resulting from operations	(70,215,664)	13,695,427	(64,081,410)	494,736
Stockholder transactions:
Distributions to stockholders	(4,567,348)	(4,567,349)	(9,134,698)	(9,134,698)
Net increase (decrease) in net assets from stockholder transactions	(4,567,348)	(4,567,349)	(9,134,698)	(9,134,698)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	77,648	50,543	141,982	104,654
Repurchases of common stock under dividend reinvestment plan	(77,648)	(50,543)	(141,982)	(104,654)
Net change in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	(74,783,012)	9,128,078	(73,216,108)	(8,639,962)
Net assets at beginning of period	286,016,910	277,977,380	284,450,006	295,745,420
Net assets at end of period	$211,233,898	$287,105,458	$211,233,898	$287,105,458
Net asset value per common share	$7.17	$9.74	$7.17	$9.74
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2020	Six months ended March 31, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(64,081,410)	$494,736
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	65,491,948	10,963,213
Net realized (gains) losses	7,878,817	(1,377,652)
PIK interest income	(300,457)	(13,749)
Accretion of original issue discount on investments	(852,940)	(1,197,136)
Amortization of deferred financing costs	475,742	280,010
Purchases of investments	(140,312,087)	(155,778,510)
Proceeds from the sales and repayments of investments	140,374,935	112,050,349
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	2,324,258	203,568
(Increase) decrease in due from portfolio companies	(188,990)	115,855
(Increase) decrease in receivables from unsettled transactions	(23,683,904)	5,143,533
(Increase) decrease in other assets	30,260	(38,581)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	23,059	1,088
Increase (decrease) in base management fee and incentive fee payable	73,690	(547,236)
Increase (decrease) in due to affiliate	(415,770)	(653,064)
Increase (decrease) in interest payable	(217,845)	1,830,825
Increase (decrease) in payables from unsettled transactions	7,092,772	462,943
Increase (decrease) in director fees payable	(25,000)	—
Net cash provided by (used in) operating activities	(6,312,922)	(28,059,808)
Financing activities:
Distributions paid in cash	(8,992,716)	(9,030,044)
Borrowings under credit facilities	63,000,000	92,000,000
Repayments of borrowings under credit facilities	(30,500,000)	(59,400,000)
Repurchases of common stock under dividend reinvestment plan	(141,982)	(104,654)
Deferred financing costs paid	—	(10,000)
Net cash provided by (used in) financing activities	23,365,302	23,455,302
Effect of exchange rate changes on foreign currency	148,829	—
Net increase (decrease) in cash and cash equivalents and restricted cash	17,201,209	(4,604,506)
Cash and cash equivalents and restricted cash, beginning of period	14,051,632	16,431,787
Cash and cash equivalents and restricted cash, end of period	$31,252,841	$11,827,281
Supplemental information:
Cash paid for interest	$6,646,093	$4,883,649
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$141,982	$104,654
Deferred financing costs incurred	(645,000)	—

Reconciliation to the Consolidated Statements of Assets and Liabilities	March 31, 2020	September 30, 2019
Cash and cash equivalents	$21,931,375	$5,646,899
Restricted cash	9,321,466	8,404,733
Total cash and cash equivalents and restricted cash	$31,252,841	$14,051,632
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-Sector Holdings				(10)(11)
Subordinated Note, LIBOR+6.50% cash due 10/20/2028			$66,045,551	$66,045,552	$37,833,930	(6)(9)(14)(15)(16)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				73,157,303	37,833,930
Total Control Investments (17.9% of net assets)				$73,157,303	$37,833,930

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.45%		$5,552,473	$5,489,734	$5,349,806	(6)(15)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	8.25%		68,452	67,950	65,954	(6)(15)
				5,557,684	5,415,760
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	6.95%		1,631,483	1,571,755	1,169,227	(6)
				1,571,755	1,169,227
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.53%		5,434,653	5,393,775	4,476,796	(6)
				5,393,775	4,476,796
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.84%		3,835,865	3,771,034	3,768,737	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(12,118)	(12,547)	(6)(14)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.05%		477,989	469,911	469,625	(6)(15)
				4,228,827	4,225,815
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	5.49%		6,468,852	6,321,716	5,455,377	(6)(9)
				6,321,716	5,455,377
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.70%		4,000,000	3,960,000	3,780,000	(6)
				3,960,000	3,780,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.50% cash due 12/29/2020	9.11%		23,928,327	23,928,301	20,109,342	(6)(15)
				23,928,301	20,109,342
Altice France S.A.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.70%		7,994,000	7,560,664	7,654,254	(6)(9)
				7,560,664	7,654,254
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.45%		8,062,666	7,966,649	7,861,099	(6)(15)
				7,966,649	7,861,099
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		10,693,944	10,521,069	10,191,328	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(11,023)	(32,538)	(6)(14)(15)
				10,510,046	10,158,790
Asurion, LLC		Property & Casualty Insurance
First Lien Term Loan, LIBOR+3.00% cash due 11/3/2024	3.99%		1,994,924	1,790,444	1,925,102	(6)
				1,790,444	1,925,102
Avaya, Inc.		Communications Equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	4.95%		8,970,299	8,900,617	7,736,883	(6)
				8,900,617	7,736,883

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.11%		$8,842,500	$8,808,529	$6,817,568	(6)(15)
				8,808,529	6,817,568
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.81%		4,375,000	4,338,524	3,602,091	(6)
				4,338,524	3,602,091
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.24%		6,087,938	6,022,006	5,119,194	(6)
				6,022,006	5,119,194
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.28%		13,445,357	13,346,089	12,734,300	(6)(15)
				13,346,089	12,734,300
Canyon Buyer, Inc.		Application Software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	5.71%		5,901,878	5,843,400	5,311,690	(6)
				5,843,400	5,311,690
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.95%		3,412,500	3,338,405	3,218,670	(6)(15)
				3,338,405	3,218,670
CircusTrix Holdings LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% PIK due 12/16/2021			8,102,447	8,066,611	7,280,859	(6)(15)(17)
First Lien Delayed Draw Term Loan, LIBOR+5.50% PIK due 12/16/2021			975,636	960,193	795,329	(6)(14)(15)(17)
				9,026,804	8,076,188
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+4.50% cash due 7/29/2021	5.50%		5,906,250	5,895,021	5,551,875	(6)
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		5,940,000	5,880,600	5,256,900	(6)
				11,775,621	10,808,775
Commscope, Inc.		Communications Equipment
First Lien Term Loan, LIBOR+3.25% cash due 4/6/2026	4.24%		2,941,609	2,792,194	2,794,529	(6)(9)
				2,792,194	2,794,529
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.49%		10,572,000	10,299,289	8,523,675	(6)(9)
				10,299,289	8,523,675
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% PIK due 1/28/2025			13,059,121	13,059,121	12,210,278	(6)(15)(17)
				13,059,121	12,210,278
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.74%		5,477,733	5,422,956	5,422,956	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025	7.74%		94,207	84,786	84,786	(6)(14)(15)
				5,507,742	5,507,742
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	5.70%		5,924,000	5,899,000	5,213,120	(6)
				5,899,000	5,213,120
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	5.00%		8,775,123	8,882,968	7,568,544	(6)
				8,882,968	7,568,544
Curium Bidco S.à.r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%		3,980,000	3,950,150	3,781,000	(6)(9)
				3,950,150	3,781,000

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Cypress Intermediate Holdings III, Inc.		Application Software
First Lien Term Loan, LIBOR+2.75% cash due 4/29/2024	3.75%		$985,467	$862,283	$910,497	(6)
				862,283	910,497
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.99%		9,000,000	8,977,500	8,092,530	(6)
				8,977,500	8,092,530
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	5.24%		8,779,995	8,702,030	7,302,014	(6)
				8,702,030	7,302,014
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+4.00% cash due 2/6/2026	4.96%		5,000,000	4,915,567	4,543,750	(6)
				4,915,567	4,543,750
Ellie Mae, Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	5.20%		7,462,500	7,422,700	6,557,672	(6)
				7,422,700	6,557,672
EnergySolutions LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	5.20%		3,930,000	3,915,557	3,458,400	(6)
				3,915,557	3,458,400
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.95%		4,000,000	3,960,000	3,548,000	(6)
				3,960,000	3,548,000
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	4.49%		7,120,482	7,093,077	5,862,542	(6)
				7,093,077	5,862,542
GFL Environmental Inc.		Environmental & Facilities Services
First Lien Term Loan, LIBOR+3.00% cash due 5/30/2025	4.00%		1,118,000	1,031,676	1,089,586	(6)(9)
				1,031,676	1,089,586
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	5.45%		2,984,848	2,962,462	2,581,894	(6)(15)
				2,962,462	2,581,894
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.45%		8,377,426	8,323,106	8,226,633	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.12%		355,556	351,432	347,111	(6)(14)(15)
				8,674,538	8,573,744
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.86%		2,476,005	2,430,073	2,234,595	(6)
				2,430,073	2,234,595
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	5.49%		2,487,342	2,463,570	2,039,620	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.99%		5,000,000	4,980,867	4,325,000	(6)(15)
				7,444,437	6,364,620
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%		3,990,000	3,950,100	3,438,043	(6)
				3,950,100	3,438,043

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
HNC Holdings, Inc.		Building Products
First Lien Term Loan, LIBOR+4.00% cash due 10/5/2023	5.00%		$445,449	$424,290	$403,131	(6)
				424,290	403,131
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		5,572,549	5,488,059	5,341,288	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(5,567)	(12,206)	(6)(14)(15)
				5,482,492	5,329,082
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%		3,399,747	3,290,811	3,151,141	(6)(9)
First Lien Term Loan, LIBOR+4.50% cash due 1/2/2024	6.43%		319,000	288,695	297,308	(6)(9)
				3,579,506	3,448,449
Intrawest Resorts Holdings, Inc.		Leisure Facilities
First Lien Term Loan, LIBOR+2.75% cash due 7/31/2024	3.74%		394,990	337,716	361,416	(6)
				337,716	361,416
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		5,000,000	5,022,188	4,522,925	(6)(9)
				5,022,188	4,522,925
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	6.38%		7,031,897	7,042,185	6,258,388	(6)(9)
				7,042,185	6,258,388
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.80%		9,925,000	9,794,418	8,684,375	(6)(15)
				9,794,418	8,684,375
McAfee, LLC		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	4.69%		6,745,069	6,637,857	6,374,090	(6)
				6,637,857	6,374,090
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%		11,478,923	11,347,798	11,169,038	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023	6.00%		5,123,153	4,894,206	4,981,302	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.45%		2,337,483	2,364,118	2,274,381	(6)(15)
				18,606,122	18,424,721
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.00%		9,047,619	8,900,611	8,369,048	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025	8.07%		952,381	936,906	880,952	(6)(15)
				9,837,517	9,250,000
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.45%		57,500	56,639	56,758	(6)(14)(15)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.51%		1,568,067	1,556,611	1,556,438	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	10.51%		431,933	425,935	428,730	(6)(15)
				2,039,185	2,041,926
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%		5,316,241	5,265,427	4,731,878	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(5,835)	(111,564)	(6)(14)(15)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.57%		264,127	258,844	203,378	(6)(14)(15)
				5,518,436	4,823,692
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.45%		7,725,249	7,686,623	6,238,139	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(3,542)	(141,667)	(6)(14)
				7,683,081	6,096,472

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		$9,000,000	$8,826,898	$8,415,000	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		972,000	953,454	908,820	(6)(15)
				9,780,352	9,323,820
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		3,840,808	3,830,168	3,043,840	(6)
				3,830,168	3,043,840
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	6.46%		7,512,250	7,376,353	6,836,148	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	6.48%		1,651,259	1,604,479	1,430,919	(6)(14)(15)
				8,980,832	8,267,067
Peraton Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	6.87%		6,321,250	6,302,913	5,910,369	(6)
				6,302,913	5,910,369
Petsmart, Inc.		Specialty Stores
First Lien Term Loan, LIBOR+4.00% cash due 3/11/2022	5.00%		677,000	609,300	651,024	(6)
				609,300	651,024
Prairie ECI Acquiror LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+4.75% cash due 3/11/2026	6.49%		7,500,000	7,425,000	3,937,500	(6)(15)
				7,425,000	3,937,500
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.14%		8,838,889	8,777,633	7,734,028	(6)(15)
				8,777,633	7,734,028
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	4.49%		2,786,000	2,758,140	2,349,517	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.99%		1,500,000	1,500,000	1,162,500	(6)(15)
				4,258,140	3,512,017
Quikrete Holdings, Inc.		Construction Materials
First Lien Term Loan, LIBOR+2.50% cash due 2/1/2027	3.49%		3,555,090	3,284,014	3,288,458	(6)
				3,284,014	3,288,458
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.95%		12,337,437	12,229,024	10,918,631	(6)
				12,229,024	10,918,631
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	5.45%		9,875,000	9,855,299	8,566,563	(6)(15)
				9,855,299	8,566,563
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,900,000	2,871,000	2,697,000	(6)
				2,871,000	2,697,000
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%		5,650,744	5,607,870	4,661,863	(6)(15)
				5,607,870	4,661,863
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.95%		10,780,000	10,705,507	9,055,200	(6)
				10,705,507	9,055,200
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	6.49%		7,750,000	7,633,750	5,812,500	(6)
				7,633,750	5,812,500

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Sophia, L.P.		Systems Software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022	4.70%		$1,333,213	$1,331,159	$1,279,885	(6)
				1,331,159	1,279,885
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.94%		4,632,000	4,585,680	4,029,840	(6)
				4,585,680	4,029,840
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%		5,052,338	4,857,139	4,597,627	(6)(9)
				4,857,139	4,597,627
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.20%		1,490,634	1,400,749	1,201,451	(6)
				1,400,749	1,201,451
Thunder Finco (US), LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.24%		6,000,000	5,940,000	4,695,000	(6)(9)(15)
				5,940,000	4,695,000
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	4.74%		7,949,846	7,939,036	7,552,354	(6)
				7,939,036	7,552,354
Trident Topco LLC		Health Care Services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—
Truck Hero, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	4.74%		5,710,520	5,719,294	4,402,811	(6)
				5,719,294	4,402,811
Turbocombustor Technology, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 12/2/2020	5.50%		808,380	738,358	711,375	(6)
				738,358	711,375
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%		3,294,272	3,227,491	3,099,349	(6)(9)
				3,227,491	3,099,349
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%		5,489,095	5,418,314	4,892,156	(6)
				5,418,314	4,892,156
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.95%		12,002,351	12,073,989	10,397,037	(6)
				12,073,989	10,397,037
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	5.49%		11,891,244	11,790,195	11,296,682	(6)
				11,790,195	11,296,682
WeddingWire, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	5.95%		7,900,000	7,867,414	6,912,500	(6)
				7,867,414	6,912,500
Windstream Services, LLC		Integrated Telecommunication Services
First Lien Term Loan, PRIME+4.00% cash due 3/29/2021	7.25%		2,775,040	2,730,474	1,956,403	(6)(9)(15)
				2,730,474	1,956,403
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	5.53%		4,433,482	4,425,066	3,380,530	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.53%		1,000,000	992,094	686,670	(6)(15)
				5,417,160	4,067,200

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.07%		$4,631,250	$4,659,270	$3,126,094	(6)
				4,659,270	3,126,094
Zephyr Bidco Limited		Specialized Finance
First Lien Term Loan, UK LIBOR+4.50% cash due 7/23/2025	4.74%		£3,000,000	4,000,497	3,115,374	(6)(9)
				4,000,497	3,115,374
Total Non-Control/Non-Affiliate Investments (230.3% of net assets)				$546,774,334	$486,545,381
Total Portfolio Investments (248.2% of net assets)				$619,931,637	$524,379,311
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$2,122,887	$2,122,887
Other cash accounts				29,129,954	29,129,954
Cash and Cash Equivalents and Restricted Cash (14.8% of net assets)				$31,252,841	$31,252,841
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (263.0% of net assets)				$651,184,478	$555,632,152

Derivatives Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$3,400,626	£2,482,500	8/18/2020	JPMorgan Chase Bank, N.A.	$316,967

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(6)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.99%, the 60-day LIBOR at 1.26%, the 90-day LIBOR at 1.45%, the 180-day LIBOR at 1.07%, the PRIME at 3.25% and the 30-day UK LIBOR at 0.24%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(9)
Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2020, qualifying assets represented 83.2% of the Company's total assets and non-qualifying assets represented 16.8% of the Company's total assets.

(10)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

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

(15)	As of March 31, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

(16)	This investment was placed on cash non-accrual status as of March 31, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.

(17)	During the quarter ended March 31, 2020, this portfolio company modified its scheduled interest payment to PIK.

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
As of March 31, 2020, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of March 31, 2020, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of the Company's investments as of March 31, 2020 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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

Foreign Currency Translation:
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
Derivative Instruments:
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
Dividend Income
The Company generally recognizes dividend income on the record date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
As of March 31, 2020, included in restricted cash was $8.6 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $8.6 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.5 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of March 31, 2020, the remaining $5.1 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of March 31, 2020, $0.8 million held at East West Bank was restricted due to minimum balance requirements under the East West Bank Facility.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2017, 2018 or 2019. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of March 31, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.

Note 3. Portfolio Investments
As of March 31, 2020, 248.2% of net assets at fair value, or $524.4 million, was invested in 88 portfolio companies, including 17.9% of net assets, or $37.8 million, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV") at fair value, and 14.8% of net assets, or $31.3 million, was invested in cash and cash equivalents (including $9.3 million of restricted cash). In comparison, as of September 30, 2019, 209.9% of net assets at fair value, or $597.1 million, was invested in 84 portfolio companies, including 19.1% of net assets, or $54.3 million, in subordinated notes and LLC equity interests of the OCSI Glick JV at fair value, and 4.9% of net assets, or $14.1 million, was invested in cash and cash equivalents (including $8.4 million of restricted cash). As of March 31, 2020, 92.8% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 7.2% consisted of investments in the subordinated notes of the OCSI Glick

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JV that bore interest at floating rates. As of September 30, 2019, 90.9% of the Company's portfolio at fair value consisted of senior secured debt investments that bore interest at floating rates and 9.1% consisted of investments in the subordinated notes of the OCSI Glick JV that bore interest at floating rates.
As of March 31, 2020 and September 30, 2019, the Company's equity investments consisted of LLC equity interests in portfolio companies and warrants. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2020, the Company recorded net realized losses of $7.4 million and $7.9 million, respectively. During the three and six months ended March 31, 2019, the Company recorded net realized gains (losses) of $(0.3) million and $1.4 million, respectively. During the three and six months ended March 31, 2020, the Company recorded net unrealized depreciation of $67.4 million and $65.5 million, respectively. During the three and six months ended March 31, 2019, the Company recorded net unrealized appreciation (depreciation) of $8.8 million and $(11.0) million, respectively.
The composition of the Company's investments as of March 31, 2020 and September 30, 2019 at cost and fair value was as follows:

	March 31, 2020		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$546,774,334	$486,545,381	$553,679,070	$542,484,690
Equity securities, excluding the OCSI Glick JV	—	—	—	293,339
OCSI Glick JV subordinated notes	66,045,552	37,833,930	66,077,913	54,326,418
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Total	$619,931,637	$524,379,311	$626,868,734	$597,104,447
The following table presents the financial instruments carried at fair value as of March 31, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$275,183,981	$211,361,400	$486,545,381
OCSI Glick JV subordinated notes	—	—	37,833,930	37,833,930
Total investments at fair value	$—	$275,183,981	$249,195,330	$524,379,311
Cash equivalents	$2,122,887	$—	$—	$2,122,887
Derivative asset	—	316,967	—	316,967
Total assets at fair value	$2,122,887	$275,500,948	$249,195,330	$526,819,165
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from December 31, 2019 to March 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of December 31, 2019	$192,210,754	$54,169,710	$293,339	$246,673,803
Purchases	49,134,545	—	—	49,134,545
Sales and repayments	(20,332,442)	(10,721)	(736,493)	(21,079,656)
Transfers in (a)	8,640,034	—	—	8,640,034
PIK interest income	288,081	—	—	288,081
Accretion of OID	298,214	—	—	298,214
Net unrealized appreciation (depreciation)	(18,802,137)	(16,325,059)	(293,339)	(35,420,535)
Net realized gains (losses)	(75,649)	—	736,493	660,844
Fair value as of March 31, 2020	$211,361,400	$37,833,930	$—	$249,195,330
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2020	$(18,892,029)	$(16,325,059)	$—	$(35,217,088)
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from December 31, 2018 to March 31, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of December 31, 2018	$195,065,601	$54,535,309	$209,654	$249,810,564
Purchases	21,809,889	—	—	21,809,889
Sales and repayments	(15,775,712)	(202,891)	—	(15,978,603)
Transfers in (a)	10,931,250	—	—	10,931,250
Transfers out (a)	(10,355,920)	—	—	(10,355,920)
Accretion of OID	474,313	—	—	474,313
Net unrealized appreciation (depreciation)	110,120	1,684,985	43,344	1,838,449
Fair value as of March 31, 2019	$202,259,541	$56,017,403	$252,998	$258,529,942
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2019	$114,250	$1,684,985	$43,344	$1,842,579
__________

(a)
There were transfers into/out of Level 3 from Level 2 for certain investments during the three months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to March 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2019	$181,884,463	$54,326,418	$293,339	$236,504,220
Purchases	64,449,945	—	—	64,449,945
Sales and repayments	(31,911,455)	(32,361)	(736,493)	(32,680,309)
Transfers in (a)	15,322,156	—	—	15,322,156
PIK interest income	288,081	—	—	288,081
Accretion of OID	459,843	—	—	459,843
Net unrealized appreciation (depreciation)	(18,766,463)	(16,460,127)	(293,339)	(35,519,929)
Net realized gains (losses)	(365,170)	—	736,493	371,323
Fair value as of March 31, 2020	$211,361,400	$37,833,930	$—	$249,195,330
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2020	$(19,149,265)	$(16,460,127)	$—	$(35,609,392)
__________

(a)
There were transfers into Level 3 from Level 2 for certain investments during the six months ended March 31, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to March 31, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
Purchases	38,339,708	—	—	38,339,708
Sales and repayments	(32,842,383)	(264,510)	(1,875,587)	(34,982,480)
Transfers in (a)	26,053,270	—	—	26,053,270
Transfers out (a)	(10,618,125)	—	—	(10,618,125)
Accretion of OID	729,711	—	—	729,711
Net unrealized appreciation (depreciation)	(2,158,707)	(2,230,257)	(1,209,247)	(5,598,211)
Net realized gains (losses)	—	—	1,375,587	1,375,587
Fair value as of March 31, 2019	$202,259,541	$56,017,403	$252,998	$258,529,942
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2019	$(2,376,135)	$(3,915,242)	$6,359	$(6,285,018)
__________

(a)
There were transfers in/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Loans	$116,844,193	Market Yield	Market Yield	(b)	6.6%	-	14.6%	10.2%
	66,943,720	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	20,109,342	Enterprise Value	EBITDA Multiple	(d)	4.4x	-	6.4x	5.4x
	7,464,145	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
OCSI Glick JV Subordinated Notes	37,833,930	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Total	$249,195,330
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$129,056,800	$129,056,800	$—	$—	$129,056,800
East West Bank Facility payable	22,500,000	22,500,000	—	—	22,500,000
Deutsche Bank Facility payable	175,600,000	175,600,000	—	—	175,600,000
Total	$327,156,800	$327,156,800	$—	$—	$327,156,800

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

Portfolio Composition
 Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$546,774,334	88.20%	$553,679,070	88.33%
OCSI Glick JV subordinated notes	66,045,552	10.65%	66,077,913	10.54%
OCSI Glick JV equity interests	7,111,751	1.15%	7,111,751	1.13%
Equity securities, excluding the OCSI Glick JV	—	—	—	—
Total	$619,931,637	100.00%	$626,868,734	100.00%

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$486,545,381	92.79%	230.33%	$542,484,690	90.85%	190.70%
OCSI Glick JV subordinated notes	37,833,930	7.21%	17.91%	54,326,418	9.10%	19.10%
Equity securities, excluding the OCSI Glick JV	—	—	—	293,339	0.05%	0.10%
OCSI Glick JV equity interests	—	—	—	—	—	—
Total	$524,379,311	100.00%	248.24%	$597,104,447	100.00%	209.90%

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

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$192,233,585	31.00%	$163,840,735	26.13%
West	137,853,962	22.24%	156,427,384	24.95%
Midwest	101,026,267	16.30%	90,085,074	14.37%
Southwest	67,150,144	10.83%	94,396,340	15.06%
International	51,531,149	8.31%	40,156,268	6.41%
Southeast	40,545,357	6.54%	65,420,955	10.44%
South	19,081,127	3.08%	6,051,218	0.97%
Northwest	10,510,046	1.70%	10,490,760	1.67%
Total	$619,931,637	100.00%	$626,868,734	100.00%

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$146,988,094	28.03%	69.53%	$145,176,830	24.31%	51.04%
West	123,896,140	23.63%	58.67%	154,984,247	25.95%	54.46%
Midwest	85,039,060	16.22%	40.27%	88,834,091	14.88%	31.24%
Southwest	59,508,868	11.35%	28.18%	90,401,243	15.14%	31.78%
International	45,793,681	8.73%	21.67%	38,583,801	6.46%	13.56%
Southeast	35,665,206	6.80%	16.91%	62,741,930	10.51%	22.06%
South	17,329,472	3.30%	8.20%	5,899,007	0.99%	2.07%
Northwest	10,158,790	1.94%	4.81%	10,483,298	1.76%	3.69%
Total	$524,379,311	100.00%	248.24%	$597,104,447	100.00%	209.90%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$86,187,677	13.91%	$81,483,953	12.98%
Multi-Sector Holdings (1)	73,157,303	11.80	73,189,664	11.68
Diversified Support Services	31,633,647	5.10	27,474,583	4.38
Aerospace & Defense	31,412,390	5.07	32,851,441	5.24
Advertising	23,928,301	3.86	24,102,621	3.84
Alternative Carriers	20,971,872	3.38	16,926,483	2.70
Oil & Gas Storage & Transportation	20,484,121	3.30	558,657	0.09
Personal Products	18,866,318	3.04	2,985,000	0.48
Internet Services & Infrastructure	18,815,017	3.04	28,457,280	4.54
Systems Software	17,941,122	2.89	15,530,330	2.48
Commercial Printing	15,412,983	2.49	15,457,725	2.47
Integrated Telecommunication Services	14,121,306	2.28	17,406,502	2.78
Industrial Machinery	13,363,313	2.16	9,319,898	1.49
Data Processing & Outsourced Services	13,319,356	2.15	16,648,375	2.66
Health Care Services	13,135,580	2.12	17,175,085	2.74
Specialized Finance	12,675,035	2.04	15,215,979	2.43
Research & Consulting Services	12,360,004	1.99	9,887,627	1.58
Publishing	12,229,024	1.97	10,291,050	1.64
Health Care Technology	11,790,195	1.90	10,897,989	1.74
Oil & Gas Refining & Marketing	11,775,621	1.90	11,832,244	1.89
Communications Equipment	11,692,811	1.89	9,740,555	1.55
Metal & Glass Containers	11,679,529	1.88	8,850,147	1.41
Movies & Entertainment	11,358,314	1.83	9,656,395	1.54
Specialty Chemicals	10,167,012	1.64	4,686,365	0.75
Real Estate Services	9,794,418	1.58	9,832,986	1.57
Leisure Facilities	9,364,520	1.51	8,992,137	1.43
Trading Companies & Distributors	8,882,968	1.43	8,943,835	1.43
Distributors	8,702,030	1.40	—	—
Biotechnology	7,910,150	1.28	7,930,000	1.27
Interactive Media & Services	7,867,414	1.27	11,821,820	1.89
Pharmaceuticals	7,042,185	1.14	12,626,920	2.01
Electrical Components & Equipment	6,321,716	1.02	6,363,049	1.02
Health Care Supplies	5,899,000	0.95	—	—
Auto Parts & Equipment	5,719,294	0.92	5,749,771	0.92
Household Products	5,022,188	0.81	5,025,753	0.80
Environmental & Facilities Services	4,947,233	0.80	4,214,058	0.67
Independent Power Producers & Energy Traders	3,338,405	0.54	—	—
Construction Materials	3,284,014	0.53	—	—
Managed Health Care	2,962,462	0.48	—	—
Property & Casualty Insurance	1,790,444	0.29	—	—
General Merchandise Stores	1,571,755	0.25	1,549,641	0.25
Specialty Stores	609,300	0.10	—	—
Building Products	424,290	0.07	—	—
Oil & Gas Exploration & Production	—	—	14,662,039	2.34
Computer & Electronics Retail	—	—	10,808,325	1.72
IT Consulting & Other Services	—	—	9,683,496	1.54
Health Care Equipment	—	—	8,887,725	1.42
Specialized REITs	—	—	8,642,094	1.38
Human Resource & Employment Services	—	—	8,099,807	1.29
Household Appliances	—	—	6,857,242	1.09
Commodity Chemicals	—	—	4,920,165	0.78
Oil & Gas Equipment & Services	—	—	631,923	0.10
Total	$619,931,637	100.00%	$626,868,734	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$78,401,128	14.98%	37.08%	$80,958,933	13.52%	28.46%
Multi-Sector Holdings (1)	37,833,930	7.21	17.91	54,326,418	9.10	19.10
Diversified Support Services	28,714,017	5.48	13.60	27,311,758	4.57	9.62
Aerospace & Defense	28,085,107	5.36	13.31	32,504,494	5.44	11.42
Advertising	20,109,342	3.83	9.52	20,960,795	3.51	7.37
Personal Products	18,147,262	3.46	8.58	3,017,820	0.51	1.06
Alternative Carriers	17,834,666	3.40	8.45	16,958,629	2.84	5.97
Internet Services & Infrastructure	17,342,530	3.31	8.21	28,470,497	4.77	10.01
Systems Software	16,211,212	3.09	7.68	15,466,728	2.59	5.43
Oil & Gas Storage & Transportation	16,147,778	3.08	7.64	556,541	0.09	0.20
Commercial Printing	13,982,323	2.67	6.62	15,377,480	2.58	5.41
Integrated Telecommunication Services	12,654,497	2.41	5.99	17,138,851	2.87	6.03
Data Processing & Outsourced Services	11,869,158	2.26	5.63	16,757,043	2.81	5.89
Industrial Machinery	11,763,868	2.24	5.57	9,206,556	1.54	3.24
Specialized Finance	11,689,118	2.23	5.52	14,473,206	2.42	5.09
Health Care Technology	11,296,682	2.15	5.35	11,032,320	1.85	3.88
Health Care Services	11,289,795	2.15	5.35	17,176,083	2.88	6.03
Publishing	10,918,631	2.08	5.17	10,421,039	1.75	3.66
Research & Consulting Services	10,908,370	2.08	5.17	10,267,889	1.72	3.61
Oil & Gas Refining & Marketing	10,808,775	2.06	5.12	11,970,818	2.00	4.21
Communications Equipment	10,531,412	2.01	4.98	9,361,407	1.57	3.29
Movies & Entertainment	9,587,156	1.83	4.54	9,616,125	1.61	3.38
Metal & Glass Containers	9,514,568	1.81	4.51	8,387,578	1.40	2.95
Real Estate Services	8,684,375	1.66	4.11	9,875,250	1.65	3.47
Specialty Chemicals	8,633,836	1.65	4.09	3,687,132	0.62	1.30
Leisure Facilities	8,437,604	1.61	4.00	8,979,519	1.50	3.16
Trading Companies & Distributors	7,568,544	1.44	3.58	8,929,919	1.50	3.14
Biotechnology	7,561,000	1.44	3.58	8,040,000	1.35	2.82
Distributors	7,302,014	1.39	3.46	—	—	—
Interactive Media & Services	6,912,500	1.32	3.27	11,880,796	1.99	4.17
Pharmaceuticals	6,258,388	1.19	2.96	12,082,358	2.02	4.25
Electrical Components & Equipment	5,455,377	1.04	2.58	6,009,639	1.01	2.11
Health Care Supplies	5,213,120	0.99	2.47	—	—	—
Environmental & Facilities Services	4,547,986	0.87	2.16	3,975,425	0.67	1.40
Household Products	4,522,925	0.86	2.14	4,756,250	0.80	1.67
Auto Parts & Equipment	4,402,811	0.84	2.08	5,385,930	0.90	1.89
Construction Materials	3,288,458	0.63	1.56	—	—	—
Independent Power Producers & Energy Traders	3,218,670	0.61	1.52	—	—	—
Managed Health Care	2,581,894	0.49	1.22	—	—	—
Property & Casualty Insurance	1,925,102	0.37	0.91	—	—	—
General Merchandise Stores	1,169,227	0.22	0.55	1,425,618	0.24	0.50
Specialty Stores	651,024	0.12	0.31	—	—	—
Building Products	403,131	0.08	0.19	—	—	—
Oil & Gas Exploration & Production	—	—	—	13,947,600	2.34	4.90
Computer & Electronics Retail	—	—	—	10,781,031	1.81	3.79
Health Care Equipment	—	—	—	8,994,333	1.51	3.16
Specialized REITs	—	—	—	8,648,021	1.45	3.04
Human Resource & Employment Services	—	—	—	8,008,543	1.34	2.81
IT Consulting & Other Services	—	—	—	7,974,500	1.34	2.80
Household Appliances	—	—	—	6,661,922	1.12	2.34
Commodity Chemicals	—	—	—	4,931,156	0.83	1.73
Oil & Gas Equipment & Services	—	—	—	410,497	0.07	0.14
Total	$524,379,311	100.00%	248.24%	$597,104,447	100.00%	209.90%
___________________

(1)	This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No investment represented greater than 10% of the total investment portfolio at fair value as of each of March 31, 2020 and September 30, 2019. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments.

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of March 31, 2020 and September 30, 2019, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 44 and 39 portfolio companies as of March 31, 2020 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of March 31, 2020, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of March 31, 2020, bore interest at a rate equal to 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $98.2 million and $91.9 million of borrowings were outstanding as of March 31, 2020 and September 30, 2019, respectively.
As of March 31, 2020 and September 30, 2019, the OCSI Glick JV had total assets of $153.2 million and $179.7 million, respectively. As of March 31, 2020, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $37.8 million in the aggregate at fair value. As of September 30, 2019, the Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $54.3 million in the aggregate at fair value. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of March 31, 2020 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of March 31, 2020 and September 30, 2019, of which $73.5 million was from the Company. As of each of March 31, 2020 and September 30, 2019, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of March 31, 2020 and September 30, 2019, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Senior secured loans (1)	$164,687,221	$177,911,560
Weighted average current interest rate on senior secured loans (2)	5.63%	6.92%
Number of borrowers in the OCSI Glick JV	44	39
Largest loan exposure to a single borrower (1)	$6,994,829	$7,425,000
Total of five largest loan exposures to borrowers (1)	$32,459,829	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of March 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	5.34%	Aerospace & Defense	$3,800,000	$3,781,000	$3,410,500
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	5.49%	Electrical Components & Equipment	2,695,355	2,634,049	2,273,074	(4)
AI Plex US Acquico LLC	First Lien Term Loan, LIBOR+5.00% cash due 7/31/2026	5.99%	Commodity Chemicals	1,994,987	1,728,773	1,416,441
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.70%	Integrated Telecommunication Services	3,117,500	3,038,067	2,985,006	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	6,994,829	6,782,076	6,085,500
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.20%	Personal Products	1,693,108	1,399,248	987,827
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.45%	Application Software	3,298,363	3,286,170	3,215,904	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,750,000	3,659,880	3,525,563
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.92%	Oil & Gas Equipment & Services	4,912,500	4,894,451	2,591,344
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022		Restaurants	4,825,000	4,813,378	2,439,641	(6)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,960,000	3,920,400	3,504,600	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.49%	Alternative Carriers	5,155,000	5,037,149	4,156,219	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025		Oil & Gas Equipment & Services	6,877,500	6,877,500	3,255,224	(6)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	4,975,000	4,937,688	4,726,250	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.95%	Application Software	2,500,000	2,475,000	2,217,500	(4)
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.21%	Integrated Telecommunication Services	3,947,925	3,883,828	3,773,347
GFL Environmental Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/30/2025	4.00%	Environmental & Facilities Services	303,000	279,604	295,299	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,865,300	5,825,375	5,044,158

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.99%	Research & Consulting Services	$5,000,000	$4,980,867	$4,325,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Systems Software	997,500	987,525	859,511	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.24%	Education Services	2,962,500	2,850,847	2,651,438
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,301,120	3,263,904	3,027,127
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	4,380,943	4,328,294	4,060,587	(4)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	4.49%	Auto Parts & Equipment	2,353,073	1,896,658	1,769,711
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%	Diversified Support Services	4,122,500	4,073,573	4,011,209	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.45%	Diversified Support Services	832,853	822,601	810,370	(4)
Total MHE Intermediate Holdings, LLC				4,955,353	4,896,174	4,821,579
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	1,438,449	1,424,700	1,273,028	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	71,458	70,029	55,023	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,501)	(28,701)	(4)(5)
Total MRI Software LLC				1,509,907	1,493,228	1,299,350
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.99%	Health Care Technology	4,000,000	3,980,000	3,710,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	5,390,000	5,370,720	4,581,500
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,838,140	5,797,677	5,205,052
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.45%	Application Software	3,635,411	3,617,234	2,935,595	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,667)	(66,667)	(4)(5)
Total OEConnection LLC				3,635,411	3,615,567	2,868,928
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,000,000	2,942,299	2,805,000	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	324,000	317,818	302,940	(4)
Total Olaplex, Inc.				3,324,000	3,260,117	3,107,940
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,900,000	2,871,000	2,697,000	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.78%	Footwear	6,223,750	6,200,125	4,885,644
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.95%	Health Care Services	5,880,000	5,839,430	4,939,200	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	6,483,750	6,451,331	5,900,212	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.20%	Application Software	2,893,514	2,686,957	2,332,172	(4)
Surgery Center Holdings Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/2/2024	4.25%	Health Care Facilities	4,987,212	4,965,611	3,867,583
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.24%	Movies & Entertainment	3,000,000	2,970,000	2,347,500	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,617,579	1,614,977	1,217,228

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	$2,635,319	$2,616,767	$2,348,728	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	5.49%	Health Care Technology	1,742,577	1,728,598	1,655,448	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	4.24%	Data Processing & Outsourced Services	4,796,753	4,781,839	4,365,045
WideOpenWest Finance, LLC	First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023	4.25%	Cable & Satellite	213,453	187,838	199,045
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.53%	Aerospace & Defense	3,000,000	2,976,288	2,060,010	(4)
Total Portfolio Investments				$164,687,221	$161,865,975	$137,005,935
__________
(1) Represents the current interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.99%, the 60-day LIBOR at 1.26%, the 90-day LIBOR at 1.45% and the 180-day LIBOR at 1.07%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of March 31, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of March 31, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of March 31, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

OCSI Glick JV Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	$2,718,993	$2,651,270	$2,504,016	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	7,425,000	7,406,438	7,437,400
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	6,930,000	6,860,699	6,834,712	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	2,977,500	2,912,809	2,975,639
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	5,359,286	5,359,286	4,874,270
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%	Application software	3,395,374	3,377,463	3,327,467	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & electronics retail	2,977,500	2,947,725	2,940,281	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	4,937,500	4,917,589	4,570,273
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,850,000	4,838,318	4,349,868
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	3,980,000	3,940,200	4,004,875	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	5,000,000	4,900,000	4,930,075	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%	Oil & gas equipment & services	6,912,500	6,912,500	5,673,745
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	5,000,000	4,962,500	5,025,000	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	1,000,000	995,000	1,002,920	(4)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	$4,658,544	$4,626,032	$4,632,004
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunications services	5,468,222	5,365,594	5,466,281	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	5,895,000	5,850,631	5,732,888
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	5,000,000	4,979,290	4,937,500	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	4,340,941	4,326,851	3,997,290	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.80%	Insurance brokers	4,813,924	4,744,243	4,681,541
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	5,000,000	4,939,169	5,021,100
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	1,429,306	1,406,187	913,565	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	4,143,750	4,089,029	4,060,875	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	837,128	826,823	820,385	(4)
Total MHE Intermediate Holdings, LLC				4,980,878	4,915,852	4,881,260
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%	Healthcare technology	4,000,000	3,980,000	4,005,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	5,417,500	5,396,178	5,336,238
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,868,628	5,824,577	5,760,440
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	6,895,000	6,888,231	6,903,619	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(1,720)	(645)	(4)(5)
	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	3,655,914	3,637,634	3,649,059	(4)
Total OEConnection LLC				3,655,914	3,635,914	3,648,414
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,989,924	3,970,677	4,010,712
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.29%	Trading companies & distributors	3,849,574	3,835,594	3,820,702
Servpro Borrower, LLC	First Lien Term Loan, PRIME+2.50% cash due 3/26/2026	7.50%	Specialized consumer services	3,980,000	3,970,050	3,984,975
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	6,256,250	6,227,881	5,943,438
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	5,910,000	5,864,902	5,902,613	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	6,500,000	6,467,500	6,538,610	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%	Human resources & employment services	3,114,779	3,109,120	2,907,133	(4)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,105,000
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	2,493,573	2,493,573	2,503,099	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	4,929,950	4,913,436	4,956,645	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	3,000,000	2,974,333	2,987,490	(4)
Total Portfolio Investments				$177,911,560	$176,687,612	$173,028,098

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.2 million and $37.8 million, respectively, as of March 31, 2020 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of March 31, 2020, the Company placed its investment in the Subordinated Notes on cash non-accrual status and did not earn any interest on the investment for the three months ended March 31, 2020. For the six months ended March 31, 2020, the Company earned interest income of $1.4 million on its investment in the Subordinated Notes. For the three and six months ended March 31, 2019, the Company earned interest income of $1.5 million and $3.0 million, respectively, on its investment in the Subordinated Notes. The Company did not earn any dividend income for the three and six months ended March 31, 2020 and 2019 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
As of March 31, 2020 and September 30, 2019, the Subordinated Notes bore an interest rate of 1-month LIBOR plus 6.5% per annum. On March 31, 2020, the Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum effective beginning on April 1, 2020, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020 and July 15, 2020 coupon dates.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the OCSI Glick JV as of March 31, 2020 and September 30, 2019 and for the three and six months ended March 31, 2020 and 2019:

	March 31, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2020: $161,865,975; cost September 30, 2019: $176,687,612)	$137,005,935	$173,028,098
Cash and cash equivalents	9,722,126	1,096,498
Restricted cash	2,793,202	2,616,125
Other assets	3,671,348	2,937,681
Total assets	$153,192,611	$179,678,402

Senior credit facility payable	$98,181,939	$91,881,939
Subordinated notes payable at fair value (proceeds March 31, 2020: $75,480,629; proceeds September 30, 2019: $75,517,614)	43,238,789	62,087,348
Other liabilities	11,771,883	25,709,115
Total liabilities	$153,192,611	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$153,192,611	$179,678,402

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Selected Statements of Operations Information:
Interest income	$2,841,257	$3,129,608	$5,698,510	$6,209,464
Fee income	200,987	—	228,697	—
Total investment income	3,042,244	3,129,608	5,927,207	6,209,464
Interest expense	1,043,827	2,968,983	3,746,784	5,881,728
Other expenses	31,197	70,245	98,464	113,357
Total expenses (1)	1,075,024	3,039,228	3,845,248	5,995,085
Net unrealized appreciation (depreciation)	(1,560,073)	(20,404)	(1,030,615)	(149,106)
Realized gain (loss)	(407,147)	(69,976)	(1,051,344)	(65,273)
Net income (loss)	$—	$—	$—	$—
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
During the three and six months ended March 31, 2020 and 2019, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the three and six months ended March 31, 2020, the Company recorded total fee income of $0.4 million and $0.8 million, respectively, of which $0.1 million and $0.1 million, respectively, was recurring in nature. For the three and six months ended March 31, 2019, the Company recorded total fee income of $0.2 million and $0.2 million, respectively, all of which was nonrecurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(70,215,664)	$13,695,427	$(64,081,410)	$494,736
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$(2.38)	$0.46	$(2.17)	$0.02
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2019	29,466,768	$294,668	$369,199,332	$(85,043,994)	$284,450,006
Net investment income	—	—	—	4,727,580	4,727,580
Net unrealized appreciation (depreciation)	—	—	—	1,926,384	1,926,384
Net realized gains (losses)	—	—	—	(519,710)	(519,710)
Distributions to stockholders	—	—	—	(4,567,350)	(4,567,350)
Issuance of common stock under dividend reinvestment plan	7,793	78	64,256	—	64,334
Repurchases of common stock under dividend reinvestment plan	(7,793)	(78)	(64,256)	—	(64,334)
Balance at December 31, 2019	29,466,768	$294,668	$369,199,332	$(83,477,090)	$286,016,910
Net investment income	—	$—	$—	$4,561,775	$4,561,775
Net unrealized appreciation (depreciation)	—	—	—	(67,418,332)	(67,418,332)
Net realized gains (losses)	—	—	—	(7,359,107)	(7,359,107)
Distributions to stockholders	—	—	—	(4,567,348)	(4,567,348)
Issuance of common stock under dividend reinvestment plan	14,852	149	77,499	—	77,648
Repurchases of common stock under dividend reinvestment plan	(14,852)	(149)	(77,499)	—	(77,648)
Balance at March 31, 2020	29,466,768	$294,668	$369,199,332	$(158,260,102)	$211,233,898

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in net assets for the three and six months ended March 31, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	29,466,768	$294,668	$370,751,389	$(75,300,637)	$295,745,420
Net investment income	—	—	—	4,863,537	4,863,537
Net unrealized appreciation (depreciation)	—	—	—	(19,760,624)	(19,760,624)
Net realized gains (losses)	—	—	—	1,696,396	1,696,396
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,888	69	54,042	—	54,111
Repurchases of common stock under dividend reinvestment plan	(6,888)	(69)	(54,042)	—	(54,111)
Balance at December 31, 2018	29,466,768	$294,668	$370,751,389	$(93,068,677)	$277,977,380
Net investment income	—	$—	$—	$5,216,760	$5,216,760
Net unrealized appreciation (depreciation)	—	—	—	8,797,411	8,797,411
Net realized gains (losses)	—	—	—	(318,744)	(318,744)
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,187	62	50,481	—	50,543
Repurchases of common stock under dividend reinvestment plan	(6,187)	(62)	(50,481)	—	(50,543)
Balance at March 31, 2019	29,466,768	$294,668	$370,751,389	$(83,940,599)	$287,105,458

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
The following table reflects the quarterly distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.155	$4,503,016	7,793	$64,334
January 31, 2020	March 13, 2020	March 31, 2020	0.155	4,489,700	14,852	77,648
Total for the six months ended March 31, 2020			$0.310	$8,992,716	22,645	$141,982

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
Total for the six months ended March 31, 2019			$0.310	$9,030,044	13,075	$104,654
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the six months ended March 31, 2020 and 2019.
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
As of March 31, 2020 and September 30, 2019, the Company was able to borrow up to $180 million under the Citibank Facility (subject to borrowing base and other limitations).  As of March 31, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of March 31, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of March 31, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of March 31, 2020, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of March 31, 2020 and September 30, 2019, the Company had $129.1 million and $126.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.666% and 4.618% for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $1.3 million and $2.7 million, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2019, the Company recorded interest expense (inclusive of fees) of $1.7 million and $3.2 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility (subject to borrowing base and other limitations) with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of March 31, 2020, the East West Bank Facility bears an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. As of March 31, 2020, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
On April 7, 2020, the Company amended the East West Bank Facility to, among other things, reduce the required minimum net assets from $225 million to $185 million commencing with the quarter ended March 31, 2020. For the March 31, 2020 testing period, the Company was in compliance with all financial covenants under the East West Bank Facility.
As of March 31, 2020 and September 30, 2019, the Company had $22.5 million and $11.0 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility bore interest at a weighted average interest rate of 4.637% and 5.484% for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility. For the three and six months ended March 31, 2019, the Company recorded interest expense (inclusive of fees) of $0.2 million and $0.3 million, respectively, related to the East West Bank Facility.
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
Effective March 22, 2020, an amendment to the Deutsche Bank Facility (the "DB Credit Facility Amendment") (a) extended the period during which OCSI Senior Funding Ltd. may request drawdowns under the under the Deutsche Bank Facility (the "revolving period") to September 30, 2020 unless there is an earlier termination or event of default, (b) extended the maturity date from June 30, 2020 until the earliest of March 30, 2021, the occurrence of an event of default or completion of a securitization transaction, (c) decreased the size of the Deutsche Bank Facility from $250 million to $200 million (subject to borrowing base and other limitations) and (d) modified the interest rate to three-month LIBOR plus 2.25% through September 30, 2020, following which the interest rate will reset to three-month LIBOR plus 2.40% for the remaining term of the Deutsche Bank Facility. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and the DB Credit Facility Amendment added a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
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
As of March 31, 2020 and September 30, 2019, the Company had $175.6 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the six months ended March 31, 2020 and 2019, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.062% and 4.538%, respectively. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $2.0 million and $3.8 million, respectively. For the three and six months ended March 31, 2019, the Company recorded interest expense (inclusive of fees) of $1.9 million and $3.5 million, respectively.
Note 7. Interest and Dividend Income

As of March 31, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income. As of March 31, 2020, the Company restructured its investment in the Subordinated Notes of the OCSI Glick JV to realign the vehicle for current market conditions. The Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum effective beginning on April 1, 2020, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020 and July 15, 2020 coupon dates. Given that the notes will not pay interest for two quarters, the Company placed its investment in the Subordinated Notes of the OCSI Glick JV on cash non-accrual status and did not recognize any interest income from the OCSI Glick JV during the quarter ended March 31, 2020. The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2020 were as follows:

	March 31, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$546,774,334	89.22%	$486,545,381	92.79%
Cash non-accrual (1)	66,045,552	10.78	37,833,930	7.21
Total	$612,819,886	100.00%	$524,379,311	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

As of September 30, 2019, there were no investments on which the Company had stopped accruing cash and/or PIK interest or OID income.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(70,215,664)	$13,695,427	$(64,081,410)	$494,736
Net unrealized (appreciation) depreciation	67,418,332	(8,797,411)	65,491,948	10,963,213
Book/tax difference due to capital losses not recognized (recognized)	7,025,587	(269,552)	7,761,092	(2,122,252)
Other book/tax differences	1,661,154	187,583	1,197,879	187,583
Taxable/Distributable Income (1)	$5,889,409	$4,816,047	$10,369,509	$9,523,280

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2020, the Company recorded net realized losses of $7.4 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Woodford Express LLC	$(5.1)
Curvature, Inc.	(1.9)
Other, net	(0.4)
Total, net	$(7.4)

During the three months ended March 31, 2019, the Company recorded net realized losses of $0.3 in connection with the exit of various investments.
During the six months ended March 31, 2020, the Company recorded net realized losses of $7.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Woodford Express LLC	$(5.1)
Curvature, Inc.	(1.9)
Other, net	(0.9)
Total, net	$(7.9)
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
During the three months ended March 31, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $(67.4) million and $8.8 million, respectively. For the three months ended March 31, 2020, this consisted of $71.6 million of unrealized depreciation of debt investments, offset by $3.7 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses) and $0.5 million of unrealized appreciation on foreign currency forward contracts. For the three months ended March 31, 2019, this consisted of $7.9 million of unrealized appreciation of debt investments, $0.8 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of unrealized appreciation of foreign currency forward contracts.
During the six months ended March 31, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $(65.5) million and $(11.0) million, respectively. For the six months ended March 31, 2020, this consisted of $68.3 million of unrealized depreciation of debt investments, offset by $2.5 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), and $0.3 million of unrealized appreciation on foreign currency forward contracts. For the six months ended March 31, 2019, this consisted of $9.4 million of unrealized depreciation of debt investments and $1.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Related Party Transactions
As of March 31, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.4 million and $1.4 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree. Oaktree permanently waived all Part I incentive fees incurred during the three months ended March 31, 2020 and as of March 31, 2020, this liability only included unpaid base management fees.

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
For the three and six months ended March 31, 2020, the base management fee incurred under the Investment Advisory Agreement was $1.4 million and $2.9 million, respectively. For the three and six months ended March 31, 2019, the base management fee incurred under the Investment Advisory Agreement was $1.5 million and $2.9 million, respectively.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Oaktree permanently waived all Part I incentive fees incurred during the three months ended March 31, 2020. For the six months ended March 31, 2020, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.9 million. For the three and six months ended March 31, 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $1.0 million and $1.5 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. As of March 31, 2020, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and six months ended March 31, 2020 and 2019, the Company did not accrue, and cumulatively has not accrued, any capital gains incentive fees.

To ensure compliance with Section 15(f) of the Investment Company Act, Oaktree entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which Oaktree waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. At the end of the two-year period, Oaktree permanently waived $1.2 million, of which $0.1 million was recorded for the six months ended March 31, 2020.
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
For the three and six months ended March 31, 2020, the Company accrued administrative expenses of $0.3 million and $0.6 million, respectively, including $0.1 million and $0.1 million, respectively, of general and administrative expenses. For the three and six months ended March 31, 2019, the Company accrued administrative expenses of $0.3 million and $0.8 million, respectively, including $0.1 million and $0.1 million, respectively, of general and administrative expenses.
As of March 31, 2020 and September 30, 2019, $1.0 million and $1.5 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Net asset value at beginning of period	$9.71	$9.43	$9.65	$10.04
Net investment income (1)	0.15	0.18	0.32	0.34
Net unrealized appreciation (depreciation) (1)	(2.28)	0.30	(2.22)	(0.38)
Net realized gains (losses) (1)	(0.25)	(0.01)	(0.27)	0.05
Distributions to stockholders	(0.16)	(0.16)	(0.31)	(0.31)
Net asset value at end of period	$7.17	$9.74	$7.17	$9.74
Per share market value at beginning of period	$8.19	$7.75	$8.25	$8.65
Per share market value at end of period	$5.54	$8.10	$5.54	$8.10
Total return (2)	(30.35)%	6.50%	(29.56)%	(2.70)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$286,016,910	$277,977,380	$284,450,006	$295,745,420
Net assets at end of period	$211,233,898	$287,105,458	$211,233,898	$287,105,458
Average net assets (3)	$250,391,447	$283,810,200	$268,606,479	$286,080,329
Ratio of net investment income to average net assets (4)	7.31%	7.45%	6.90%	7.07%
Ratio of total expenses to average net assets (4)	9.70%	10.45%	9.64%	9.91%
Ratio of net expenses to average net assets (4)	9.26%	10.38%	9.40%	9.58%
Ratio of portfolio turnover to average investments at fair value	16.56%	6.33%	24.67%	18.71%
Weighted average outstanding debt (5)	$318,431,525	$295,806,800	$307,222,374	$275,199,108
Average debt per share (1)	$10.81	$10.04	$10.43	$9.34
Asset coverage ratio at end of period (6)	164.57%	193.32%	164.57%	193.32%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $327.2 million and $307.7 million as of March 31, 2020 and 2019, respectively.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. No cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$3,400,626	£2,482,500	8/18/2020	$316,967	$—	Derivative asset
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,106,199	£4,934,900	10/15/2019	$20,876	$—	Derivative asset

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $19.6 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of March 31, 2020 and September 30, 2019 is shown in the table below:

	March 31, 2020	September 30, 2019
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
MRI Software LLC	1,234,253	—
Coyote Buyer, LLC	847,860	—
PaySimple, Inc.	796,962	2,450,000
OEConnection LLC	735,931	731,183
Accupac, Inc.	716,984	—
Apptio, Inc.	692,308	692,308
iCIMs, Inc.	294,118	294,118
MHE Intermediate Holdings, LLC	131,363	4,466,338
GKD Index Partners, LLC	88,889	444,444
Ministry Brands, LLC	42,500	80,000
4 Over International, LLC	—	60,629
Mindbody, Inc.	—	952,381
Total	$19,579,197	$24,169,430
 ___________
(1) This investment was on cash non-accrual status as of March 31, 2020.
Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three and six months ended March 31, 2020, except as discussed below.
Distribution Declaration
On April 30, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.125 per share, payable on June 30, 2020 to stockholders of record on June 15, 2020.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Advisory Agreement
On May 4, 2020, Oaktree effected the novation of the Investment Advisory Agreement to Oaktree Fund Advisors, LLC, a registered investment adviser under common control with Oaktree.  Immediately following such novation, the Company and Oaktree Fund Advisors, LLC entered into a new investment advisory agreement with the same terms, including fee structure, as the Investment Advisory Agreement.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Six months ended March 31, 2020

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2020	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.50% cash due 10/20/2028			$66,045,551	$—	$1,436,726	$54,326,418	$—	$(16,492,488)	$37,833,930	17.9%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,045,551	$—	$1,436,726	$54,326,418	$—	$(16,492,488)	$37,833,930	17.9%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)
Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories. As of March 31, 2020, the OCSI Glick JV is on cash non-accrual status.

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

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Six months ended March 31, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2019	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	9.01%		$66,125,709	$—	$2,958,208	$58,512,170	$—	$(2,494,767)	$56,017,403	19.5%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,125,709	$—	$2,958,208	$58,512,170	$—	$(2,494,767)	$56,017,403	19.5%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)
The principal amount and ownership detail are shown in the Consolidated Schedules of Investments as of March 31, 2019 included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2019.

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
Other factors that could cause actual results to differ materially include:

•	changes or potential disruptions in our operations, the economy, financial markets or political environment;

•	risks associated with possible disruptions in our operations or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to Business Development Companies or regulated investment companies, or RICs;

•	general consideration associated with the COVID-19 pandemic; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
As of March 31, 2020, we are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree Fund Administration, LLC, or the Oaktree Administrator, a subsidiary of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.
We seek to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in economic downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. We invest in unsecured loans, including subordinated loans and bonds, issued by private middle-market companies and, to a lesser extent, senior and subordinated loans and bonds issued by public companies and equity investments.
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
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since becoming our investment adviser, Oaktree has reduced the investments it has identified as non-core by over $250 million, at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $34 million at fair value as of March 31, 2020. In addition, over time and under current market conditions, we generally expect to maintain a debt to equity ratio of 1.20x to 1.60x. As of March 31, 2020, our debt to equity ratio was 1.55x.
Business Environment and Developments
We believe that the economic impact of the COVID-19 pandemic has contributed to significant market volatility and disruption, which may have lasting effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide.
In particular, the disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. This widening of spreads makes it more difficult for middle market businesses to access capital as lenders could become more selective in evaluating investment opportunities, equity sponsors delay transactions given earnings uncertainty and sellers are hesitant to accept lower purchase price multiples.
In this type of environment, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of Oaktree’s investment platform, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
We have proactively taken a number of actions to evaluate and support our portfolio companies in light of the COVID-19 pandemic, including outreach to a variety of management teams and sponsors.  We have established a dialogue with many of our portfolio companies and are especially focused on those that might have moderate to higher risk of material impacts from COVID-19. We believe that these efforts to identify vulnerable credits will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
As of March 31, 2020, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased in March 2020. A prolonged reduction in interest rates will result in a decreases in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction or waiver of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate.  The reinvestment period of each of our borrowing facilities in place as of March 31, 2020 ends prior to the end of 2021 (and therefore prior to any phase out of LIBOR); however, we expect that any refinancings or future borrowing facilities that bear interest at floating rates indexed to LIBOR (or certain amendments to current borrowing facilities) would include procedures for the selection of a replacement reference rate following any phase out of LIBOR.  Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable.  This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Alternatively, certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but alternatives do not develop.
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
The fair value of our investments as of March 31, 2020 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2020, 88.3% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of March 31, 2020 and September 30, 2019, approximately 88.9% and 95.8%, respectively, of our total assets represented investments at fair value.
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
As of March 31, 2020, there was one investment on which we had stopped accruing cash and/or PIK interest or OID income. As of March 31, 2020, we restructured our investment in the subordinated notes in OCSI Glick JV LLC, or the OCSI Glick JV, to realign the vehicle for current market conditions. We and GF Debt Funding amended the subordinated notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum effective beginning on April 1, 2020, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the subordinated notes will not pay interest on its previously scheduled April 15, 2020 and July 15, 2020 coupon dates. Given that the notes will not pay interest for two quarters, we placed our investment in the subordinated notes of the OCSI Glick JV on cash non-accrual status and did not recognize any interest income from the OCSI Glick JV during the quarter ended March 31, 2020.
During the three months ended March 31, 2020, with the exception of two portfolio companies that modified their scheduled interest payment to PIK in order to preserve liquidity and the OCSI Glick JV, all of our portfolio companies made their scheduled interest payments.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. These fees are typically paid to us upon the earliest to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.
Dividend Income
We generally recognize dividend income on the record date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from such equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the OCSI Glick JV. As of March 31, 2020, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years).
During the six months ended March 31, 2020, we originated $128.8 million of investment commitments in 27 new and 11 existing portfolio companies and funded $139.2 million of investments.
During the six months ended March 31, 2020, we received $129.8 million of proceeds from prepayments, exits, other paydowns and sales and exited 23 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2020	September 30, 2019
Cost:
Senior secured loans	88.20%	88.33%
OCSI Glick JV subordinated notes	10.65	10.54
OCSI Glick JV equity interests	1.15	1.13
Equity securities, excluding the OCSI Glick JV	—	—
Total	100.00%	100.00%

	March 31, 2020	September 30, 2019
Fair value:
Senior secured loans	92.79%	90.85%
OCSI Glick JV subordinated notes	7.21	9.10
Equity securities, excluding the OCSI Glick JV	—	0.05
OCSI Glick JV equity interests	—	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2020	September 30, 2019
Cost:
Application Software	13.91%	12.98%
Multi-Sector Holdings (1)	11.80	11.68
Diversified Support Services	5.10	4.38
Aerospace & Defense	5.07	5.24
Advertising	3.86	3.84
Alternative Carriers	3.38	2.70
Oil & Gas Storage & Transportation	3.30	0.09
Personal Products	3.04	0.48
Internet Services & Infrastructure	3.04	4.54
Systems Software	2.89	2.48
Commercial Printing	2.49	2.47
Integrated Telecommunication Services	2.28	2.78
Industrial Machinery	2.16	1.49
Data Processing & Outsourced Services	2.15	2.66
Health Care Services	2.12	2.74
Specialized Finance	2.04	2.43
Research & Consulting Services	1.99	1.58
Publishing	1.97	1.64
Health Care Technology	1.90	1.74
Oil & Gas Refining & Marketing	1.90	1.89
Communications Equipment	1.89	1.55
Metal & Glass Containers	1.88	1.41
Movies & Entertainment	1.83	1.54
Specialty Chemicals	1.64	0.75
Real Estate Services	1.58	1.57
Leisure Facilities	1.51	1.43
Trading Companies & Distributors	1.43	1.43
Distributors	1.40	—
Biotechnology	1.28	1.27
Interactive Media & Services	1.27	1.89
Pharmaceuticals	1.14	2.01
Electrical Components & Equipment	1.02	1.02
Health Care Supplies	0.95	—
Auto Parts & Equipment	0.92	0.92
Household Products	0.81	0.80
Environmental & Facilities Services	0.80	0.67
Independent Power Producers & Energy Traders	0.54	—
Construction Materials	0.53	—
Managed Health Care	0.48	—
Property & Casualty Insurance	0.29	—
General Merchandise Stores	0.25	0.25
Specialty Stores	0.10	—
Building Products	0.07	—
Oil & Gas Exploration & Production	—	2.34
Computer & Electronics Retail	—	1.72
IT Consulting & Other Services	—	1.54
Health Care Equipment	—	1.42
Specialized REITs	—	1.38
Human Resource & Employment Services	—	1.29
Household Appliances	—	1.09
Commodity Chemicals	—	0.78
Oil & Gas Equipment & Services	—	0.10
	100.00%	100.00%

	March 31, 2020	September 30, 2019
Fair value:
Application Software	14.98%	13.52%
Multi-Sector Holdings (1)	7.21	9.10
Diversified Support Services	5.48	4.57
Aerospace & Defense	5.36	5.44
Advertising	3.83	3.51
Personal Products	3.46	0.51
Alternative Carriers	3.40	2.84
Internet Services & Infrastructure	3.31	4.77
Systems Software	3.09	2.59
Oil & Gas Storage & Transportation	3.08	0.09
Commercial Printing	2.67	2.58
Integrated Telecommunication Services	2.41	2.87
Data Processing & Outsourced Services	2.26	2.81
Industrial Machinery	2.24	1.54
Specialized Finance	2.23	2.42
Health Care Technology	2.15	1.85
Health Care Services	2.15	2.88
Publishing	2.08	1.75
Research & Consulting Services	2.08	1.72
Oil & Gas Refining & Marketing	2.06	2.00
Communications Equipment	2.01	1.57
Movies & Entertainment	1.83	1.61
Metal & Glass Containers	1.81	1.40
Real Estate Services	1.66	1.65
Specialty Chemicals	1.65	0.62
Leisure Facilities	1.61	1.50
Trading Companies & Distributors	1.44	1.50
Biotechnology	1.44	1.35
Distributors	1.39	—
Interactive Media & Services	1.32	1.99
Pharmaceuticals	1.19	2.02
Electrical Components & Equipment	1.04	1.01
Health Care Supplies	0.99	—
Environmental & Facilities Services	0.87	0.67
Household Products	0.86	0.80
Auto Parts & Equipment	0.84	0.90
Construction Materials	0.63	—
Independent Power Producers & Energy Traders	0.61	—
Managed Health Care	0.49	—
Property & Casualty Insurance	0.37	—
General Merchandise Stores	0.22	0.24
Specialty Stores	0.12	—
Building Products	0.08	—
Oil & Gas Exploration & Production	—	2.34
Computer & Electronics Retail	—	1.81
Health Care Equipment	—	1.51
Specialized REITs	—	1.45
Human Resource & Employment Services	—	1.34
IT Consulting & Other Services	—	1.34
Household Appliances	—	1.12
Commodity Chemicals	—	0.83
Oil & Gas Equipment & Services	—	0.07
	100.00%	100.00%
___________________

(1)	This industry includes our investment in the OCSI Glick JV.

OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding 2014 LLC, or GF Equity Funding, to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of March 31, 2020 and September 30, 2019, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 44 and 39 portfolio companies as of March 31, 2020 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, which, as of March 31, 2020, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $125.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $98.2 million and $91.9 million of borrowings were outstanding as of March 31, 2020 and September 30, 2019, respectively.
As of March 31, 2020 and September 30, 2019, the OCSI Glick JV had total assets of $153.2 million and $179.7 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $37.8 million and $54.3 million in the aggregate at fair value as of March 31, 2020 and September 30, 2019, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of March 31, 2020 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of March 31, 2020 and September 30, 2019, of which $73.5 million was from us. As of each of March 31, 2020 and September 30, 2019, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of March 31, 2020 and September 30, 2019, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Senior secured loans (1)	$164,687,221	$177,911,560
Weighted average current interest rate on senior secured loans (2)	5.63%	6.92%
Number of borrowers in the OCSI Glick JV	44	39
Largest loan exposure to a single borrower (1)	$6,994,829	$7,425,000
Total of five largest loan exposures to borrowers (1)	$32,459,829	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of March 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	5.34%	Aerospace & Defense	$3,800,000	$3,781,000	$3,410,500
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	5.49%	Electrical Components & Equipment	2,695,355	2,634,049	2,273,074	(4)
AI Plex US Acquico LLC	First Lien Term Loan, LIBOR+5.00% cash due 7/31/2026	5.99%	Commodity Chemicals	1,994,987	1,728,773	1,416,441
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.70%	Integrated Telecommunication Services	3,117,500	3,038,067	2,985,006	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	6,994,829	6,782,076	6,085,500
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.20%	Personal Products	1,693,108	1,399,248	987,827
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.45%	Application Software	3,298,363	3,286,170	3,215,904	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,750,000	3,659,880	3,525,563
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.92%	Oil & Gas Equipment & Services	4,912,500	4,894,451	2,591,344
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022		Oil & Gas Equipment & Services	4,825,000	4,813,378	2,439,641	(6)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,960,000	3,920,400	3,504,600	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.49%	Alternative Carriers	5,155,000	5,037,149	4,156,219	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025		Oil & Gas Equipment & Services	6,877,500	6,877,500	3,255,224	(6)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	4,975,000	4,937,688	4,726,250	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.95%	Application Software	2,500,000	2,475,000	2,217,500	(4)
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.21%	Integrated Telecommunication Services	3,947,925	3,883,828	3,773,347
GFL Environmental Inc.	First Lien Term Loan, LIBOR+3.00% cash due 5/30/2025	4.00%	Environmental & Facilities Services	303,000	279,604	295,299	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,865,300	5,825,375	5,044,158
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.99%	Research & Consulting Services	5,000,000	4,980,867	4,325,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Oil & Gas Equipment & Services	997,500	987,525	859,511	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.24%	Education Services	2,962,500	2,850,847	2,651,438
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,301,120	3,263,904	3,027,127
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%	Alternative Carriers	4,380,943	4,328,294	4,060,587	(4)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	4.49%	Auto Parts & Equipment	2,353,073	1,896,658	1,769,711
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%	Diversified Support Services	4,122,500	4,073,573	4,011,209	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.45%	Diversified Support Services	832,853	822,601	810,370	(4)
Total MHE Intermediate Holdings, LLC				4,955,353	4,896,174	4,821,579

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	$1,438,449	$1,424,700	$1,273,028	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	71,458	70,029	55,023	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,501)	(28,701)	(4)(5)
Total MRI Software LLC				1,509,907	1,493,228	1,299,350
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.99%	Health Care Technology	4,000,000	3,980,000	3,710,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	5,390,000	5,370,720	4,581,500
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,838,140	5,797,677	5,205,052
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.45%	Application Software	3,635,411	3,617,234	2,935,595	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,667)	(66,667)	(4)(5)
Total OEConnection LLC				3,635,411	3,615,567	2,868,928
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,000,000	2,942,299	2,805,000	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	324,000	317,818	302,940	(4)
Total Olaplex, Inc.				3,324,000	3,260,117	3,107,940
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,900,000	2,871,000	2,697,000	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.78%	Footwear	6,223,750	6,200,125	4,885,644
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.95%	Health Care Services	5,880,000	5,839,430	4,939,200	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	6,483,750	6,451,331	5,900,212	(4)
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.20%	Application Software	2,893,514	2,686,957	2,332,172	(4)
Surgery Center Holdings Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/2/2024	4.25%	Health Care Facilities	4,987,212	4,965,611	3,867,583
Thunder Finco (US), LLC	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.24%	Movies & Entertainment	3,000,000	2,970,000	2,347,500	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,617,579	1,614,977	1,217,228
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,635,319	2,616,767	2,348,728	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	5.49%	Health Care Technology	1,742,577	1,728,598	1,655,448	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	4.24%	Data Processing & Outsourced Services	4,796,753	4,781,839	4,365,045
WideOpenWest Finance, LLC	First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023	4.25%	Cable & Satellite	213,453	187,838	199,045
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	9.53%	Aerospace & Defense	3,000,000	2,976,288	2,060,010	(4)
Total Portfolio Investments				$164,687,221	$161,865,975	$137,005,935
__________
(1) Represents the current interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of March 31, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.99%, the 60-day LIBOR at 1.26%, the 90-day LIBOR at 1.45% and the 180-day LIBOR at 1.07%. Most loans include an interest floor, which generally ranges from 0% to 1%.

(3) Represents the current determination of fair value as of March 31, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of March 31, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of March 31, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

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

The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.2 million and $37.8 million, respectively, as of March 31, 2020 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of March 31, 2020, we placed our investment in the Subordinated Notes on cash non-accrual status and did not earn any interest on the investment for the three months ended March 31, 2020. For the six months ended March 31, 2020, we earned interest income of $1.4 million on our investment in the Subordinated Notes. For the three and six months ended March 31, 2019, we earned interest income of $1.5 million and $3.0 million on our investment in the Subordinated Notes, respectively. We did not earn any dividend income for the three and six months ended March 31, 2020 and 2019 with respect to our investment in the LLC equity interests of the OCSI Glick JV.
As of March 31, 2020 and September 30, 2019, the Subordinated Notes bore an interest rate of 1-month LIBOR plus 6.5% per annum. On March 31, 2020, we and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum effective beginning on April 1, 2020, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest for the three months ended June 30, 2020 or September 30, 2020.

Below is certain summarized financial information for the OCSI Glick JV as of March 31, 2020 and September 30, 2019 and for the three and six months ended March 31, 2020 and 2019:

	March 31, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost March 31, 2020: $161,865,975; cost September 30, 2019: $176,687,612)	$137,005,935	$173,028,098
Cash and cash equivalents	9,722,126	1,096,498
Restricted cash	2,793,202	2,616,125
Other assets	3,671,348	2,937,681
Total assets	$153,192,611	$179,678,402

Senior credit facility payable	$98,181,939	$91,881,939
Subordinated notes payable at fair value (proceeds March 31, 2020: $75,480,629; proceeds September 30, 2019: $75,517,614)	43,238,789	62,087,348
Other liabilities	11,771,883	25,709,115
Total liabilities	$153,192,611	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$153,192,611	$179,678,402

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Selected Statements of Operations Information:
Interest income	$2,841,257	$3,129,608	$5,698,510	$6,209,464
Fee income	200,987	—	228,697	—
Total investment income	3,042,244	3,129,608	5,927,207	6,209,464
Interest expense	1,043,827	2,968,983	3,746,784	5,881,728
Other expenses	31,197	70,245	98,464	113,357
Total expenses (1)	1,075,024	3,039,228	3,845,248	5,995,085
Net unrealized appreciation (depreciation)	(1,560,073)	(20,404)	(1,030,615)	(149,106)
Realized gain (loss)	(407,147)	(69,976)	(1,051,344)	(65,273)
Net income (loss)	$—	$—	$—	$—
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
During the three and six months ended March 31, 2020 and 2019, we did not sell any debt investments to the OCSI Glick JV.
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

Comparison of Three and Six Months Ended March 31, 2020 and March 31, 2019
Total Investment Income
Total investment income includes interest on our investments and fee income.
Total investment income for the three months ended March 31, 2020 and 2019 was $10.3 million and $12.5 million, respectively. For the three months ended March 31, 2020, this amount consisted of $10.0 million of interest income from portfolio investments (which included $0.3 million of PIK interest) and $0.4 million of fee income. For the three months ended March 31, 2019, this amount consisted of $12.3 million of interest income from portfolio investments and $0.2 million of fee income. The decrease of $2.1 million in our total investment income for the three months ended March 31, 2020, as compared to the three months ended March 31 2019, was primarily due to a $2.3 million decrease in interest income, which mainly was the result of our investment in the OCSI Glick JV being placed on cash non-accrual status as well as a lower average yield on our debt investments, partially offset by a $0.2 million increase in fee income, which was attributable to higher structuring fees earned.
Total investment income for the six months ended March 31, 2020 and 2019 was $21.9 million and $23.7 million, respectively. For the six months ended March 31, 2020, this amount consisted of $21.2 million of interest income from portfolio investments (which included $0.3 million of PIK interest) and $0.8 million of fee income. For the six months ended March 31, 2019, this amount consisted of $23.5 million of interest income from portfolio investments and $0.2 million of fee income. The decrease of $1.8 million in our total investment income for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, was primarily due to a $2.3 million decrease in interest income, which was the result of our investment in the OCSI Glick JV being placed on cash non-accrual status as well as a lower average yield on our debt investments, partially offset by a $0.5 million increase in fee income, which was attributable to higher amendment fees and structuring fees earned.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended March 31, 2020 and 2019 were $5.8 million and $7.3 million, respectively. The decrease of $1.5 million in our net expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a $1.0 million decrease in Part I incentive fees as a result of Oaktree's permanent waiver of all Part I incentive fees incurred during the three months ended March 31, 2020, and a $0.3 million decrease in interest expense resulting from decreases in LIBOR.
Net expenses (expenses net of fee waivers) for the six months ended March 31, 2020 and 2019 were $12.7 million and $13.7 million, respectively. The decrease of $1.0 million in our net expenses for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, was primarily due to a $0.5 million decrease in Part I incentives fees, which was primarily attributable to Oaktree's permanent waiver of all Part I incentive fees incurred during the three months ended March 31, 2020, and a $0.4 million decrease in professional fees and administrator expenses.
Net Investment Income
As a result of the $2.1 million decrease in total investment income and the $1.5 million decrease in net expenses, net investment income for the three months ended March 31, 2020 decreased by approximately $0.7 million, as compared to the three months ended March 31, 2019.
As a result of the $1.8 million decrease in total investment income and the $1.0 million decrease in net expenses, net investment income for the six months ended March 31, 2020 decreased by approximately $0.8 million, as compared to the six months ended March 31, 2019.
Realized Gain (Loss)
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of investments and foreign currency and the cost basis without regard to unrealized appreciation or depreciation previously recognized and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the three months ended March 31, 2020 and 2019, we recorded net realized gains (losses) of $(7.4) million and $(0.3) million, respectively, in connection with the exit of various investments. During the six months ended March 31, 2020 and 2019, we recorded net realized gains (losses) of $(7.9) million and $1.4 million in connection with the exit of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2020 and 2019.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the three months ended March 31, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $(67.4) million and $8.8 million, respectively. For the three months ended March 31, 2020, this consisted of this consisted of $71.6 million of unrealized depreciation of debt investments, offset by $3.7 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), and $0.5 million of unrealized appreciation on foreign currency forward contracts. The unrealized depreciation on debt and equity investments during the quarter was largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies, including the impact of leverage at the OCSI Glick JV.
For the three months ended March 31, 2019, this consisted of $7.9 million of unrealized appreciation of debt investments, $0.8 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses) and $0.1 million of unrealized appreciation of foreign currency forward contracts.
For the six months ended March 31, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $(65.5) million and $(11.0) million, respectively. For the six months ended March 31, 2020, this consisted of $68.3 million of unrealized depreciation of debt investments, offset by $2.5 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), and $0.3 million of unrealized appreciation on foreign currency forward contracts.
For the six months ended March 31, 2019, this consisted of $9.4 million of unrealized depreciation of debt investments and $1.6 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains).
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018.  As a result of the effectiveness of the 150% reduced asset coverage requirements, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. Over time and under current market conditions, we generally expect to maintain a debt to equity ratio of 1.20x to 1.60x (i.e., one dollar of equity for each $1.20 to $1.60 of debt outstanding). As of March 31, 2020, we had $327.2 million in senior securities outstanding and our asset coverage ratio was 164.6%.
For the six months ended March 31, 2020, we experienced a net increase in cash and cash equivalents and restricted cash of $17.2 million. During that period, $6.3 million of cash was used in operating activities, primarily consisting of cash used to fund $140.3 million of investments and a decrease in net payables from unsettled transactions of $16.6 million, partially offset by $140.4 million of principal payments and proceeds from the sale of investments and the cash activities related to $9.3 million of net investment income. During the same period, cash provided by financing activities was $23.4 million, primarily consisting of $32.5 million of net borrowings under our credit facilities, partially offset by $9.0 million of cash distributions paid to our stockholders.
For the six months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $4.6 million. During that period, $28.1 million of cash was used by operating activities, primarily consisting of cash used to fund $155.8 million of investment purchases, partially offset by $112.1 million of principal payments and proceeds from the sale of investments, a decrease in net receivables from unsettled transactions of $5.6 million and the cash activities related to $10.1 million of net investment income. During the same period, cash provided by financing activities was $23.5 million, primarily consisting of $32.6 million of net borrowings under our credit facilities and partially offset by $9.0 million of cash distributions paid to our stockholders.

As of March 31, 2020, we had $31.3 million of cash and cash equivalents (including $9.3 million of restricted cash), portfolio investments (at fair value) of $524.4 million, $1.5 million of interest, dividends and fees receivable, $77.8 million of undrawn capacity under our credit facilities (subject to borrowing base and other limitations), $16.0 million of net payables from unsettled transactions, $327.2 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $19.6 million. Pursuant to the terms of the Citibank Facility (as defined below), we were restricted in terms of access to $3.5 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of March 31, 2020, $5.1 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility (as defined below). As of March 31, 2020, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility (as defined below). As of March 31, 2020, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
As of September 30, 2019, we had $14.1 million of cash and cash equivalents (including $8.4 million of restricted cash), portfolio investments (at fair value) of $597.1 million, $3.8 million of interest, dividends and fees receivable, $160.3 million of undrawn capacity under our credit facilities (subject to borrowing base and other limitations), $32.6 million of net payables from unsettled transactions, $294.7 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $24.2 million. Pursuant to the terms of the Citibank Facility, we were restricted in terms of access to $3.4 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of September 30, 2019, $4.3 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2019, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility.
Significant Capital Transactions
The following table reflects the quarterly distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
November 12, 2019	December 13, 2019	December 31, 2019	0.155	4,503,016	7,793	64,334
January 31, 2020	March 13, 2020	March 31, 2020	0.155	4,489,700	14,852	77,648
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Citibank Facility
As of March 31, 2020 and September 30, 2019, we were able to borrow $180 million (subject to borrowing base and other limitations) under a revolving credit facility with us, as collateral manager, OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and Wells Fargo Bank, N.A., as collateral agent, or the Citibank Facility. As of March 31, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.

As of March 31, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of March 31, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of March 31, 2020, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of each of March 31, 2020 and September 30, 2019, we had $129.1 million and $126.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.666% and 4.618% for the six months ended March 31, 2020, and 2019, respectively. For the three and six months ended March 31, 2020, we recorded interest expense (inclusive of fees) of $1.3 million and $2.7 million, respectively, related to the Citibank Facility.   For the three and six months ended March 31, 2019, we recorded interest expense (inclusive of fees) of $1.7 million and $3.2 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility (subject to borrowing base and other limitations) with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of March 31, 2020, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate, in each case with a 3.5% floor. The East West Bank Facility matures on January 6, 2021. As of March 31, 2020, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
On April 7, 2020, we amended the East West Bank Facility to, among other things, reduce the required minimum net assets from $225 million to $185 million commencing with the quarter ended March 31, 2020. For the March 31, 2020 testing period, we were in compliance with all financial covenants under the East West Bank Facility.
As of March 31, 2020 and September 30, 2019, we had $22.5 million and $11.0 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.637% and 5.484% for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, we recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility. For the three and six months ended March 31, 2019, we recorded interest expense of $0.2 million and $0.3 million, respectively, related to the East West Bank Facility.
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
Effective March 22, 2020, an amendment to the Deutsche Bank Facility (the "DB Credit Facility Amendment") (a) extended the period during which OCSI Senior Funding Ltd. may request drawdowns under the under the Deutsche Bank Facility (the "revolving period") to September 30, 2020 unless there is an earlier termination or event of default, (b) extended the maturity date from June 30, 2020 until the earliest of March 30, 2021, the occurrence of an event of default or completion of a securitization transaction, (c) decreased the size of the Deutsche Bank Facility from $250 million to $200 million (subject to borrowing base and other limitations) and (d) modified the interest rate to three-month LIBOR plus 2.25% through September 30, 2020, following which the interest rate will reset to three-month LIBOR plus 2.40% for the remaining term of the Deutsche Bank Facility. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and the DB Credit Facility Amendment added a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
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
As of March 31, 2020 and September 30, 2019, we had $175.6 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the six months ended March 31, 2020 and 2019, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 4.062% and 4.538%, respectively. For the three and six months ended March 31, 2020, we recorded interest expense (inclusive of fees) of $2.0 million and $3.8 million, respectively. For the three and six months ended March 31, 2019, we recorded interest expense (inclusive of fees) of $1.9 million and $3.5 million, respectively.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2020 and September 30, 2019, our only off-balance sheet arrangements consisted of $19.6 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of March 31, 2020 and September 30, 2019 is shown in the table below:

	March 31, 2020	September 30, 2019
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
MRI Software LLC	1,234,253	—
Coyote Buyer, LLC	847,860	—
PaySimple, Inc.	796,962	2,450,000
OEConnection LLC	735,931	731,183
Accupac, Inc.	716,984	—
Apptio, Inc.	692,308	692,308
iCIMs, Inc.	294,118	294,118
MHE Intermediate Holdings, LLC	131,363	4,466,338
GKD Index Partners, LLC	88,889	444,444
Ministry Brands, LLC	42,500	80,000
4 Over International, LLC	—	60,629
Mindbody, Inc.	—	952,381
Total	$19,579,197	$24,169,430
 ___________
(1) This investment was on cash non-accrual status as of March 31, 2020.
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of March 31, 2020	Weighted average debt outstanding for the six months ended March 31, 2020	Maximum debt outstanding for the six months ended March 31, 2020
Citibank Facility	$126,056,800	$129,056,800	$126,723,467	$129,056,800
Deutsche Bank Facility	157,600,000	175,600,000	167,769,399	181,600,000
East West Bank Facility	11,000,000	22,500,000	12,729,508	22,500,000
Total debt	$294,656,800	$327,156,800	$307,222,374

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of March 31, 2020
	Total	< 1 year	1-3 years	3-5 years
Citibank Facility	$129,056,800	$—	$—	$129,056,800
Interest due on Citibank Facility	14,313,223	4,339,142	8,678,284	1,295,797
Deutsche Bank Facility	175,600,000	175,600,000	—	—
Interest due on Deutsche Bank Facility	7,166,675	7,166,675	—	—
East West Bank Facility	22,500,000	22,500,000	—	—
Interest due on East West Bank Facility	676,265	676,265	—	—
Total	$349,312,963	$210,282,082	$8,678,284	$130,352,597

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
Recent Developments
Distribution Declaration
On April 30, 2020, our Board of Directors declared a quarterly distribution of $0.125 per share, payable in cash on June 30, 2020 to stockholders of record on June 15, 2020.
Investment Advisory Agreement
On May 4, 2020, Oaktree effected the novation of the Investment Advisory Agreement to Oaktree Fund Advisors, LLC, a registered investment adviser under common control with Oaktree.  Immediately following such novation, we and Oaktree Fund Advisors, LLC entered into a new investment advisory agreement with the same terms, including fee structure, as the Investment Advisory Agreement.
Liquidity
As of April 30, 2020, we had $28 million of unrestricted cash and cash equivalents and $81 million of undrawn capacity on our credit facilities (subject to borrowing base and other limitations). Unfunded investment commitments were $18 million, or $4 million when excluding unfunded commitments to the OCSI Glick JV.

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
As of March 31, 2020 and September 30, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020		September 30, 2019
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$212,687,868	40.56%	$178,473,379	29.90%
>0% and <1%	1,956,403	0.37	9,012,119	1.51
1%	309,735,040	59.07	409,325,610	68.59
Total Floating Rate Investments	$524,379,311	100.00%	$596,811,108	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$13,817,312	$(8,178,920)	$5,638,392
200	11,053,849	(6,543,136)	4,510,713
150	8,290,387	(4,907,352)	3,383,035
100	5,526,925	(3,271,568)	2,255,357
50	2,763,462	(1,635,784)	1,127,678

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
50	$(1,677,934)	$1,614,206	$(63,728)
100	(2,686,038)	3,137,490	451,452
150	(2,947,562)	4,482,927	1,535,365
200 (1)	(2,961,779)	5,064,602	2,102,823
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$30,369,011	$—	$13,063,815	$—
Prime rate	2,843,492	—	7,392,651	—
LIBOR:
30 day	359,817,271	22,500,000	408,142,675	11,000,000
60 day	8,321,250	—	2,000,000	—
90 day	184,156,642	304,656,800	179,653,417	283,656,800
180 day	59,879,512	—	20,311,944	—
360 day	—	—	—	—
UK LIBOR:
30 day	3,719,850	—	6,161,500	—
Fixed rate	—	—	—	—
Total	$649,107,028	$327,156,800	$636,726,002	$294,656,800
Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three and six months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.

Global economic, political and market conditions caused by the current public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and has rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments in major jurisdictions, including the United States, the United Kingdom, France, Italy, South Korea and China, have placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores.  As such restrictions and closures have impacted supply chains, consumer demand and/or the operations of many business, uncertainty surrounding the full economic impact of the coronavirus pandemic has contributed to significant market volatility and disruption, which may have long-term effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties or deterioration in the United States and worldwide.

Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by the coronavirus and related restrictions and closures could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have negatively impacted the fair value of the investments that we hold and could limit our investment originations (including as a result of the investment professionals of our investment adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow.  In addition, our success depends in substantial part on the management, skill and acumen of our investment adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the restrictions and closures and related market conditions have resulted in certain of our portfolio companies halting or significantly curtailing operations and have negatively affected the supply chains of certain of our portfolio companies.  The financial results of middle-market companies, like those in which we invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies. Further, adverse economic conditions have decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.

As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies.  These and future investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

We have acquired, and may in the future acquire, the securities and other obligations of distressed or bankrupt companies, including opportunistic acquisitions during the COVID-19 pandemic. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, when we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.

We also are subject to significant uncertainty as to when and in what manner and for what value the distressed debt we acquire will eventually be satisfied whether through a refinancing, restructuring, liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of March 22, 2020, among OCSI Senior Funding Ltd., as borrower, the Company, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.1 fled with the Registrant’s Form 8-K (File No. 814-01013) filed on March 25, 2020).

10.2*	Fourth Amendment to Loan and Security Agreement, dated as of April 7, 2020, by and between East West Bank and the Company.
10.3*	Investment Advisory Agreement, dated as of May 4, 2020, by and between the Company and Oaktree Fund Advisors, LLC.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: May 6, 2020