Form 10-Q
period 2020-06-30
Oaktree Strategic Income Corp
filed 2020-08-10
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of August 6, 2020.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2020 (unaudited)	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost June 30, 2020: $73,157,302; cost September 30, 2019: $73,189,664)	$45,959,183	$54,326,418
Non-control/Non-affiliate investments (cost June 30, 2020: $486,882,953; cost September 30, 2019: $553,679,070)	460,493,061	542,778,029
Total investments at fair value (cost June 30, 2020: $560,040,255; cost September 30, 2019: $626,868,734)	506,452,244	597,104,447
Cash and cash equivalents	30,102,649	5,646,899
Restricted cash	7,792,996	8,404,733
Interest, dividends and fees receivable	1,940,633	3,813,730
Due from portfolio companies	556,404	350,597
Receivables from unsettled transactions	29,207,404	5,091,671
Deferred financing costs	2,010,442	2,139,299
Deferred offering costs	101,846	—
Derivative asset at fair value	281,117	20,876
Other assets	879,067	761,462
Total assets	$579,324,802	$623,333,714
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,312,049	$901,410
Base management fee and incentive fee payable	1,641,920	1,368,431
Due to affiliate	1,136,158	1,457,007
Interest payable	1,983,791	2,750,587
Payables from unsettled transactions	11,385,018	37,724,473
Director fees payable	—	25,000
Credit facilities payable	312,156,800	294,656,800
Total liabilities	329,615,736	338,883,708
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of June 30, 2020 and September 30, 2019	294,668	294,668
Additional paid-in-capital	369,199,332	369,199,332
Accumulated overdistributed earnings	(119,784,934)	(85,043,994)
Total net assets (equivalent to $8.47 and $9.65 per common share as of June 30, 2020 and September 30, 2019, respectively) (Note 12)	249,709,066	284,450,006
Total liabilities and net assets	$579,324,802	$623,333,714
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Interest income:
Control investments	$—	$1,486,149	$1,436,726	$4,444,357
Non-control/Non-affiliate investments	7,780,962	11,984,332	27,163,419	32,404,578
Interest on cash and cash equivalents	2,497	51,123	60,804	170,250
Total interest income	7,783,459	13,521,604	28,660,949	37,019,185
PIK interest income:
Non-control/Non-affiliate investments	744,122	2,838	1,044,579	16,587
Total PIK interest income	744,122	2,838	1,044,579	16,587
Fee income:
Non-control/Non-affiliate investments	108,580	284,081	876,359	513,522
Total fee income	108,580	284,081	876,359	513,522
Total investment income	8,636,161	13,808,523	30,581,887	37,549,294
Expenses:
Base management fee	1,374,962	1,497,711	4,322,609	4,363,871
Part I incentive fee	266,935	1,294,691	1,530,593	3,245,213
Professional fees	243,949	397,365	880,323	1,231,578
Directors fees	105,000	105,000	315,000	315,278
Interest expense	2,995,323	3,860,478	9,899,313	10,854,962
Administrator expense	217,964	224,328	696,917	890,228
General and administrative expenses	263,519	325,656	801,389	941,220
Total expenses	5,467,652	7,705,229	18,446,144	21,842,350
Reversal of fees waived / (fees waived)	—	184,907	(322,121)	(291,740)
Net expenses	5,467,652	7,890,136	18,124,023	21,550,610
Net investment income	3,168,509	5,918,387	12,457,864	15,998,684
Unrealized appreciation (depreciation):
Control investments	8,125,254	(355,315)	(8,334,873)	(2,585,573)
Non-control/Non-affiliate investments	33,839,061	(2,132,068)	(15,488,851)	(10,912,918)
Foreign currency forward contract	(35,850)	(106,334)	260,241	(58,439)
Net unrealized appreciation (depreciation)	41,928,465	(2,593,717)	(23,563,483)	(13,556,930)
Realized gains (losses):
Non-control/Non-affiliate investments	(2,938,459)	(125,517)	(10,549,832)	1,244,015
Foreign currency forward contract	—	283,747	(267,444)	291,867
Net realized gains (losses)	(2,938,459)	158,230	(10,817,276)	1,535,882
Net realized and unrealized gains (losses)	38,990,006	(2,435,487)	(34,380,759)	(12,021,048)
Net increase (decrease) in net assets resulting from operations	$42,158,515	$3,482,900	$(21,922,895)	$3,977,636
Net investment income per common share — basic and diluted	$0.11	$0.20	$0.42	$0.54
Earnings (loss) per common share — basic and diluted (Note 5)	$1.43	$0.12	$(0.74)	$0.13
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Operations:
Net investment income	$3,168,509	$5,918,387	$12,457,864	$15,998,684
Net unrealized appreciation (depreciation)	41,928,465	(2,593,717)	(23,563,483)	(13,556,930)
Net realized gains (losses)	(2,938,459)	158,230	(10,817,276)	1,535,882
Net increase (decrease) in net assets resulting from operations	42,158,515	3,482,900	(21,922,895)	3,977,636
Stockholder transactions:
Distributions to stockholders	(3,683,347)	(4,567,350)	(12,818,045)	(13,702,048)
Net increase (decrease) in net assets from stockholder transactions	(3,683,347)	(4,567,350)	(12,818,045)	(13,702,048)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	93,725	53,088	235,706	157,742
Repurchases of common stock under dividend reinvestment plan	(93,725)	(53,088)	(235,706)	(157,742)
Net change in net assets from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	38,475,168	(1,084,450)	(34,740,940)	(9,724,412)
Net assets at beginning of period	211,233,898	287,105,458	284,450,006	295,745,420
Net assets at end of period	$249,709,066	$286,021,008	$249,709,066	$286,021,008
Net asset value per common share	$8.47	$9.71	$8.47	$9.71
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(21,922,895)	$3,977,636
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	23,563,483	13,556,930
Net realized (gains) losses	10,817,276	(1,535,882)
PIK interest income	(1,044,579)	(16,587)
Accretion of original issue discount on investments	(1,136,714)	(1,933,124)
Amortization of deferred financing costs	790,336	422,614
Purchases of investments	(173,463,199)	(198,538,828)
Proceeds from the sales and repayments of investments	231,031,575	156,786,130
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	2,325,006	153,465
(Increase) decrease in due from portfolio companies	(205,807)	122,619
(Increase) decrease in receivables from unsettled transactions	(24,115,733)	(36,588)
(Increase) decrease in other assets	(117,605)	47,782
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(293,047)	450,973
Increase (decrease) in base management fee and incentive fee payable	273,489	(117,465)
Increase (decrease) in due to affiliate	(320,849)	(108,827)
Increase (decrease) in interest payable	(766,796)	1,848,050
Increase (decrease) in payables from unsettled transactions	(26,339,455)	3,002,450
Increase (decrease) in director fees payable	(25,000)	—
Net cash provided by (used in) operating activities	19,049,486	(21,918,652)
Financing activities:
Distributions paid in cash	(12,582,339)	(13,544,306)
Borrowings under credit facilities	79,500,000	107,600,000
Repayments of borrowings under credit facilities	(62,000,000)	(74,400,000)
Repurchases of common stock under dividend reinvestment plan	(235,706)	(157,742)
Deferred financing costs paid	(33,679)	(10,000)
Offering costs paid	(25,960)	—
Net cash provided by (used in) financing activities	4,622,316	19,487,952
Effect of exchange rate changes on foreign currency	172,211	(461)
Net increase (decrease) in cash and cash equivalents and restricted cash	23,844,013	(2,431,161)
Cash and cash equivalents and restricted cash, beginning of period	14,051,632	16,431,787
Cash and cash equivalents and restricted cash, end of period	$37,895,645	$14,000,626
Supplemental information:
Cash paid for interest	$9,875,773	$8,584,298
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$235,706	$157,742
Deferred financing costs incurred	(627,800)	(115,086)
Deferred offering costs incurred	(75,886)	—

Reconciliation to the Consolidated Statements of Assets and Liabilities	June 30, 2020	September 30, 2019
Cash and cash equivalents	$30,102,649	$5,646,899
Restricted cash	7,792,996	8,404,733
Total cash and cash equivalents and restricted cash	$37,895,645	$14,051,632
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-Sector Holdings				(10)(11)
Subordinated Note, LIBOR+4.50% cash due 10/20/2028			$66,045,551	$66,045,551	$45,959,183	(6)(9)(14)(15) (16)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				73,157,302	45,959,183
Total Control Investments (18.4% of net assets)				$73,157,302	$45,959,183

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$5,522,679	$5,461,044	$5,213,410	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		68,452	67,949	64,620	(6)(15)
				5,528,993	5,278,030
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	5.30%		1,627,449	1,576,363	1,381,298	(6)
				1,576,363	1,381,298
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.92%		5,420,800	5,382,095	5,178,002	(6)
				5,382,095	5,178,002
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		3,826,275	3,764,386	3,763,141	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(11,597)	(11,830)	(6)(14)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		477,989	470,258	470,103	(6)(15)
				4,223,047	4,221,414
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.68%		6,440,485	6,300,920	5,876,943	(6)(9)
				6,300,920	5,876,943
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		4,767,000	4,650,552	4,981,515	(6)
				4,650,552	4,981,515
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		3,990,000	3,950,100	3,945,113	(6)
				3,950,100	3,945,113
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+5.50% cash 2% PIK due 12/29/2020	6.50%		24,049,298	24,049,272	22,067,443	(6)(15)
				24,049,272	22,067,443
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		5,985,000	5,925,150	5,236,875	(6)(9)(15)
				5,925,150	5,236,875
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		7,944,097	7,857,052	7,840,824	(6)(15)
				7,857,052	7,840,824
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		10,693,944	10,530,085	10,453,170	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(10,448)	(15,587)	(6)(14)(15)
				10,519,637	10,437,583
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			6,835,903	6,537,010	6,535,887	(9)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(118,675)	(118,675)	(9)(14)(15)
62,097 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				213,614	213,614	(9)(15)
				6,631,949	6,630,826

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Avaya, Inc.		Communications Equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	4.43%		$8,970,299	$8,904,306	$8,310,982	(6)
				8,904,306	8,310,982
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	4.86%		3,433,740	3,421,165	3,186,940	(6)(15)
				3,421,165	3,186,940
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.25%		4,375,000	4,339,989	4,019,531	(6)
				4,339,989	4,019,531
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.43%		6,072,525	6,007,391	5,768,565	(6)
				6,007,391	5,768,565
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		13,411,029	13,315,699	12,316,689	(6)(15)
				13,315,699	12,316,689
Canyon Buyer, Inc.		Application Software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	4.56%		5,886,822	5,831,475	5,769,086	(6)
				5,831,475	5,769,086
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		3,586,000	3,406,700	3,442,560	(6)
				3,406,700	3,442,560
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		3,368,750	3,302,235	3,177,405	(6)(15)
				3,302,235	3,177,405
CircusTrix Holdings LLC		Leisure Facilities
First Lien Term Loan, LIBOR+5.50% PIK due 12/16/2021			8,245,864	8,215,255	6,450,740	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% PIK due 12/16/2021			992,905	985,688	776,750	(6)(15)
				9,200,943	7,227,490
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		5,401,326	5,347,313	5,198,776	(6)
				5,347,313	5,198,776
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		9,420,708	9,177,268	8,896,728	(6)(9)
				9,177,268	8,896,728
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% PIK due 1/28/2025			13,059,121	13,059,121	11,442,402	(6)(15)
				13,059,121	11,442,402
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		5,464,039	5,409,398	5,409,398	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025	7.35%		234,760	230,847	230,847	(6)(14)(15)
				5,640,245	5,640,245
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	4.43%		5,909,190	5,884,253	5,717,141	(6)
				5,884,253	5,717,141
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.44%		8,753,131	8,855,394	8,621,834	(6)
				8,855,394	8,621,834

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Curium Bidco S.à.r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%		$3,970,000	$3,940,225	$3,900,525	(6)(9)
				3,940,225	3,900,525
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.43%		8,873,699	8,778,259	8,503,932	(6)
				8,778,259	8,503,932
Ellie Mae, Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	4.06%		7,443,750	7,404,050	7,244,630	(6)
				7,404,050	7,244,630
EnergySolutions LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	4.75%		3,920,000	3,906,297	3,639,054	(6)
				3,906,297	3,639,054
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%		4,000,000	3,960,000	3,931,000	(6)
				3,960,000	3,931,000
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.68%		7,102,410	7,076,357	6,787,240	(6)
				7,076,357	6,787,240
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.31%		2,977,273	2,954,943	2,783,750	(6)(15)
				2,954,943	2,783,750
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		8,164,382	8,115,512	7,960,272	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		355,556	351,749	343,556	(6)(14)(15)
				8,467,261	8,303,828
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		2,469,673	2,426,164	2,369,342	(6)
				2,426,164	2,369,342
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.68%		2,481,012	2,458,464	2,412,785	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.18%		5,000,000	4,981,651	4,575,000	(6)(15)
				7,440,115	6,987,785
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		1,931,212	1,031,990	1,263,331	(6)
				1,031,990	1,263,331
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%		3,979,845	3,940,046	3,852,490	(6)
				3,940,046	3,852,490
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		5,572,549	5,492,792	5,521,281	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(5,255)	(2,706)	(6)(14)(15)
				5,487,537	5,518,575
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		5,000,000	5,020,416	4,777,825	(6)(9)
				5,020,416	4,777,825
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	6.38%		6,913,194	6,922,358	6,815,994	(6)(9)
				6,922,358	6,815,994
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.18%		9,900,000	9,775,065	9,157,500	(6)(15)
				9,775,065	9,157,500

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%		$11,449,338	$11,326,702	$11,140,206	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023			—	(228,947)	(141,872)	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%		2,331,485	2,358,120	2,268,373	(6)(14)(15)
				13,455,875	13,266,707
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		9,058,175	8,918,682	8,369,753	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025	9.07%		952,381	937,697	880,000	(6)(15)
				9,856,379	9,249,753
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.00%		57,500	56,639	56,762	(6)(14)(15)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		1,568,067	1,557,513	1,556,501	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		431,933	426,407	428,747	(6)(15)
				2,040,559	2,042,010
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%		5,791,966	5,741,268	5,574,768	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(3,756)	(16,255)	(6)(14)(15)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(5,283)	(19,810)	(6)(14)(15)
				5,732,229	5,538,703
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.67%		4,211,000	4,053,895	4,189,945	(6)
				4,053,895	4,189,945
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.07%		7,705,839	7,667,310	7,320,547	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(3,406)	(36,797)	(6)(14)
				7,663,904	7,283,750
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		8,943,750	8,779,156	8,586,000	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		972,000	954,422	933,120	(6)(15)
				9,733,578	9,519,120
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		3,830,909	3,820,988	3,634,575	(6)
				3,820,988	3,634,575
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.69%		7,493,375	7,364,082	6,744,038	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	5.69%		2,286,145	2,241,702	2,042,286	(6)(14)(15)
				9,605,784	8,786,324
Peraton Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	6.25%		6,305,000	6,287,840	6,084,325	(6)(15)
				6,287,840	6,084,325
PG&E Corporation		Electric Utilities
First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%		2,000,000	1,970,000	1,968,000	(6)
				1,970,000	1,968,000
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		8,439,101	8,384,833	6,540,303	(6)(15)
				8,384,833	6,540,303

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	3.68%		$2,779,000	$2,751,210	$2,658,294	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.18%		1,500,000	1,500,000	1,252,500	(6)(15)
				4,251,210	3,910,794
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.44%		12,311,215	12,203,065	11,988,045	(6)
				12,203,065	11,988,045
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	4.56%		9,850,000	9,831,234	9,357,500	(6)(15)
				9,831,234	9,357,500
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,892,750	2,863,823	2,827,663	(6)
				2,863,823	2,827,663
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.57%		5,569,494	5,532,828	5,012,545	(6)(15)
				5,532,828	5,012,545
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		10,752,500	10,682,113	10,161,113	(6)
				10,682,113	10,161,113
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.68%		7,693,702	7,578,296	5,693,339	(6)
				7,578,296	5,693,339
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,841,515	5,533,376	5,364,468	(6)
				5,533,376	5,364,468
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.93%		1,486,861	1,401,332	1,316,496	(6)
				1,401,332	1,316,496
Trident Topco LLC		Health Care Services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—
Truck Hero, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	3.93%		5,695,840	5,704,063	5,213,488	(6)
				5,704,063	5,213,488
Turbocombustor Technology, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 12/2/2020	5.50%		806,225	759,668	742,130	(6)
				759,668	742,130
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%		4,872,347	4,803,819	4,673,385	(6)
				4,803,819	4,673,385
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.50%		11,971,417	12,036,669	11,125,936	(6)
				12,036,669	11,125,936
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.68%		11,861,007	11,761,107	11,503,694	(6)
				11,761,107	11,503,694
WeddingWire, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	4.81%		7,880,000	7,848,913	7,220,050	(6)
				7,848,913	7,220,050
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		8,392,131	7,939,409	8,182,328	(6)(15)
				7,939,409	8,182,328

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Windstream Services, LLC		Integrated Telecommunication Services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021			$2,775,040	$2,673,552	$1,914,777	(6)(9)(15)(16)
				2,673,552	1,914,777

WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.50% cash due 4/30/2025	4.50%		4,422,723	4,414,740	3,851,285	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		1,000,000	992,418	755,000	(6)(15)
				5,407,158	4,606,285
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.07%		4,619,375	4,645,744	3,926,469	(6)
				4,645,744	3,926,469
Total Non-Control/Non-Affiliate Investments (184.4% of net assets)				$486,882,953	$460,493,061
Total Portfolio Investments (202.8% of net assets)				$560,040,255	$506,452,244
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$1,427,955	$1,427,955
Other cash accounts				36,467,690	36,467,690
Cash and Cash Equivalents and Restricted Cash (15.2% of net assets)				$37,895,645	$37,895,645
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (218.0% of net assets)				$597,935,900	$544,347,889

Derivatives Instrument	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,499,386	£(4,962,500)	8/18/2020	JPMorgan Chase Bank, N.A.	$365,884
Foreign currency forward contract	$(6,218,270)	£4,962,500	8/18/2020	JPMorgan Chase Bank, N.A.	$(84,767)
					$281,117
(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(4)Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(5)Equity ownership may be held in shares or units of companies related to the portfolio companies.
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.18%, the 60-day LIBOR at 0.24%, the 90-day LIBOR at 0.31%, the 180-day LIBOR at 0.36%, the 360-day LIBOR at 0.57% and the PRIME at 3.25%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(7)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. All investments are denominated in U.S. dollars.
(8)Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2020, qualifying assets represented 84.4% of the Company's total assets and non-qualifying assets represented 15.6% of the Company's total assets.
(10)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(11)See Note 3 to the Consolidated Financial Statements for portfolio composition.
(12)This investment was valued using net asset value as a practical expedient for fair value. Consistent with Financial Accounting Standards Board ("FASB") guidance under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), these investments are excluded from the hierarchical levels.
(13)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(14)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(15)As of June 30, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.
(16)This investment was on cash non-accrual status as of June 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-sector holdings				(10)(11)
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.89%		$66,077,912	$66,077,913	$54,326,418	(6)(9)(14)(15)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				73,189,664	54,326,418
Total Control Investments (19.1% of net assets)				$73,189,664	$54,326,418

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	8.04%		$5,612,060	$5,547,000	$5,504,869	(6)(15)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	10.00%		7,823	7,321	6,516	(6)(14)(15)
				5,554,321	5,511,385
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	7.10%		1,626,953	1,549,641	1,425,618	(6)
				1,549,641	1,425,618
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%		5,462,360	5,417,080	5,404,350	(6)
				5,417,080	5,404,350
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%		6,525,584	6,363,049	6,009,639	(6)(9)
				6,363,049	6,009,639
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.29%		2,488,670	2,437,830	2,337,272	(6)
				2,437,830	2,337,272
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.54%		6,912,500	6,857,242	6,661,922	(6)
				6,857,242	6,661,922
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%		564,300	558,657	556,541	(6)
				558,657	556,541
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 9/20/2026	6.36%		4,000,000	3,960,000	4,020,000	(6)
				3,960,000	4,020,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.50% cash due 12/29/2020	9.62%		24,102,647	24,102,621	20,960,795	(6)(15)
				24,102,621	20,960,795
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.60%		4,809,488	4,714,403	4,653,180	(6)(15)
				4,714,403	4,653,180
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%		8,299,803	8,184,777	8,133,807	(6)(15)
				8,184,777	8,133,807
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%		10,693,944	10,502,939	10,496,106	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(12,179)	(12,808)	(6)(14)(15)
				10,490,760	10,483,298

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%		$10,917,500	$10,808,325	$10,781,031	(6)(15)
				10,808,325	10,781,031
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	6.28%		9,825,000	9,740,555	9,361,407	(6)
				9,740,555	9,361,407
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.62%		8,887,500	8,850,147	8,387,578	(6)(15)
				8,850,147	8,387,578
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.06%		4,375,000	4,335,578	4,380,491	(6)
				4,335,578	4,380,491
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%		6,118,763	6,051,218	5,899,007	(6)
				6,051,218	5,899,007
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.54%		13,514,012	13,406,773	13,277,761	(6)(15)
				13,406,773	13,277,761
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.36%		8,931,990	8,834,396	8,887,330	(6)
				8,834,396	8,887,330
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%		4,975,000	4,925,250	5,018,531	(6)
				4,925,250	5,018,531
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.29%		4,893,420	4,879,432	4,888,649	(6)(9)
				4,879,432	4,888,649
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		8,072,229	8,025,765	8,014,503	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		971,967	966,372	965,016	(6)(15)
				8,992,137	8,979,519
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+4.50% cash due 7/29/2021	6.60%		5,937,500	5,921,943	5,963,505	(6)
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%		5,970,000	5,910,301	6,007,313	(6)
				11,832,244	11,970,818
Connect U.S. Finco LLC		Alternative carriers
First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%		10,000,000	9,800,000	9,860,150	(6)(9)
				9,800,000	9,860,150
Curium Bidco S.à r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%		4,000,000	3,970,000	4,020,000	(6)(9)
				3,970,000	4,020,000
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 10/30/2023	7.04%		9,725,000	9,683,496	7,974,500	(6)
				9,683,496	7,974,500

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Dcert Buyer, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%		$9,000,000	$8,977,500	$8,983,125	(6)
				8,977,500	8,983,125
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%		10,631,986	10,611,348	10,629,753	(6)
				10,611,348	10,629,753
Ellie Mae, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%		6,500,000	6,467,500	6,518,980	(6)
				6,467,500	6,518,980
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	5.85%		3,950,000	3,934,058	3,703,125	(6)
				3,934,058	3,703,125
Femur Buyer, Inc.		Healthcare equipment
First Lien Term Loan, LIBOR+4.25% cash due 3/5/2026	6.38%		8,977,500	8,887,725	8,994,333	(6)
				8,887,725	8,994,333
Firstlight Holdco, Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	5.54%		7,156,627	7,126,483	7,098,479	(6)
				7,126,483	7,098,479
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%		1,488,579	1,450,620	1,488,050	(6)(9)
				1,450,620	1,488,050
Gentiva Health Services, Inc.		Healthcare services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%		3,989,924	3,985,062	4,017,355	(6)
				3,985,062	4,017,355
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023	9.35%		8,616,315	8,551,811	8,503,011	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023			—	(3,327)	(5,844)	(6)(14)(15)
				8,548,484	8,497,167
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%		3,925,963	3,917,442	3,930,871	(6)
				3,917,442	3,930,871
Guidehouse LLP		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%		5,000,000	4,979,290	4,937,500	(6)
				4,979,290	4,937,500
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.56%		5,572,549	5,478,546	5,479,203	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(4,852)	(4,927)	(6)(14)(15)
				5,473,694	5,474,276
Indivior Finance S.a.r.l.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%		5,368,935	5,344,971	4,943,903	(6)(9)
				5,344,971	4,943,903
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022	10.77%		280,000	280,000	272,300	(6)(15)
				280,000	272,300
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%		5,000,000	5,025,753	4,756,250	(6)(9)
				5,025,753	4,756,250
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	7.42%		7,269,303	7,281,949	7,138,455	(6)(9)
				7,281,949	7,138,455

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.05%		$9,975,000	$9,832,986	$9,875,250	(6)(15)
				9,832,986	9,875,250
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	293,339	(15)
				—	293,339
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.79%		8,138,690	8,082,911	8,166,891	(6)
				8,082,911	8,166,891
McDermott Technology (Americas), Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%		642,238	631,923	410,497	(6)(9)
				631,923	410,497
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		11,538,092	11,389,771	11,307,331	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023	7.09%		788,177	559,231	683,087	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		2,349,480	2,376,251	2,302,490	(6)(15)
				14,325,253	14,292,908
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%		9,047,619	8,885,497	8,875,714	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025			—	(17,065)	(18,095)	(6)(14)(15)
				8,868,432	8,857,619
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		1,568,067	1,554,797	1,568,067	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		431,933	428,278	431,933	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	7.04%		20,000	19,139	20,000	(6)(14)(15)
				2,002,214	2,020,000
New Trident Holdcorp, Inc.		Healthcare services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%		4,925,000	4,920,165	4,931,156	(6)(9)
				4,920,165	4,931,156
OEConnection LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%		7,768,817	7,729,973	7,754,251	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026			—	(3,656)	(1,371)	(6)(14)
				7,726,317	7,752,880
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	6.54%		3,860,606	3,848,514	3,238,083	(6)
				3,848,514	3,238,083
PaySimple, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.55%		7,550,000	7,400,733	7,436,750	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025			—	(48,438)	(36,750)	(6)(14)(15)
				7,352,295	7,400,000
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	7.30%		6,353,750	6,333,030	6,306,097	(6)
				6,333,030	6,306,097

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		$9,394,444	$9,319,898	$9,206,556	(6)(15)
				9,319,898	9,206,556
Project Boost Purchaser, LLC		Application software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.54%		2,800,000	2,772,000	2,785,650	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	10.14%		1,500,000	1,500,000	1,500,000	(6)(15)
				4,272,000	4,285,650
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5.00% cash due 1/20/2023	7.04%		6,601,580	6,545,627	6,555,342	(6)(15)
				6,545,627	6,555,342
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.54%		10,395,000	10,291,050	10,421,039	(6)
				10,291,050	10,421,039
RevSpring, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	6.04%		9,925,000	9,903,404	9,866,095	(6)(15)
				9,903,404	9,866,095
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%		5,731,994	5,676,942	5,445,395	(6)(15)
				5,676,942	5,445,395
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%		10,835,000	10,752,193	10,821,456	(6)
				10,752,193	10,821,456
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%		7,850,000	7,732,250	7,614,500	(6)
				7,732,250	7,614,500
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022	5.35%		1,398,788	1,396,201	1,400,830	(6)
				1,396,201	1,400,830
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 4/6/2026	6.10%		2,000,000	1,997,545	2,011,870	(6)
				1,997,545	2,011,870
Sunshine Luxembourg VII SARL		Personal products
First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%		3,000,000	2,985,000	3,017,820	(6)(9)
				2,985,000	3,017,820
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.05%		5,000,000	4,908,337	5,037,050	(6)
				4,908,337	5,037,050
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	6.07%		7,989,795	7,979,663	8,011,448	(6)
				7,979,663	8,011,448
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%		1,556,998	1,554,180	1,453,201	(6)(15)
				1,554,180	1,453,201
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	5.79%		5,739,880	5,749,771	5,385,930	(6)
				5,749,771	5,385,930

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%		$2,239,323	$2,224,436	$2,230,467	(6)
				2,224,436	2,230,467
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%		4,944,058	4,941,992	4,962,945	(6)
				4,941,992	4,962,945
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%		8,848,483	8,642,094	8,648,021	(6)(9)
				8,642,094	8,648,021
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.54%		8,819,673	8,943,835	8,929,919	(6)
				8,943,835	8,929,919
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%		12,811,879	12,902,946	12,142,266	(6)
				12,902,946	12,142,266
Verra Mobility, Corp.		Data processing & outsourced services
First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%		4,949,749	4,960,502	4,976,552	(6)(9)
				4,960,502	4,976,552
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.54%		10,975,140	10,897,989	11,032,320	(6)
				10,897,989	11,032,320
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.54%		7,940,000	7,904,378	7,949,925	(6)
				7,904,378	7,949,925
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021	10.00%		7,384,828	7,227,936	7,524,069	(6)(9)
				7,227,936	7,524,069
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5.00% cash due 1/27/2025	7.04%		14,775,000	14,662,039	13,947,600	(6)
				14,662,039	13,947,600
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.01%		4,455,000	4,445,709	4,467,541	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%		1,000,000	991,442	995,830	(6)
				5,437,151	5,463,371
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	6.04%		4,655,000	4,686,365	3,687,132	(6)
				4,686,365	3,687,132
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.50% cash due 7/23/2025	5.21%		£5,000,000	6,667,495	5,976,039	(6)(9)
				6,667,495	5,976,039
Total Non-Control/Non-Affiliate Investments (190.8% of net assets)				$553,679,070	$542,778,029
Total Portfolio Investments (209.9% of net assets)				$626,868,734	$597,104,447
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$228,653	$228,653
Other cash accounts				13,822,979	13,822,979
Total Cash and Cash Equivalents and Restricted Cash (4.9% of net assets)				$14,051,632	$14,051,632
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (214.9% of net assets)				$640,920,366	$611,156,079

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2019

Derivatives Instrument	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,106,199	£(4,934,900)	10/15/2019	JPMorgan Chase Bank, N.A.	$20,876

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(4)Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(5)Equity ownership may be held in shares or units of companies related to the portfolio companies.
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06%, the PRIME at 5.00% and the 30-day UK LIBOR at 0.71%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(7)Principal includes accumulated PIK interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.
(8)Control Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, qualifying assets represented 78.6% of the Company's total assets and non-qualifying assets represented 21.4% of the Company's total assets.
(10)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2019 for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(11)See Note 3 to the Consolidated Financial Statements for portfolio composition.
(12)This investment was valued using net asset value as a practical expedient for fair value. Consistent with ASC 820, these investments are excluded from the hierarchical levels.
(13)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(14)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(15)As of September 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Oaktree Strategic Income Corporation (together with its consolidated subsidiaries, the "Company") is a specialty finance company that looks to provide customized capital solutions for middle-market companies in both the syndicated and private placement markets. The Company was formed in May 2013 and operates as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company ("BDC") under the Investment Company Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
The Company's investment objective is to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. To a lesser extent, the Company may also invest in unsecured loans, including subordinated loans and bonds, issued by private middle-market companies, senior and subordinated loans and bonds issued by public companies and equity investments.
The Company is externally managed by Oaktree Fund Advisors, LLC (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree, as amended from time to time (the “Investment Advisory Agreement”). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator, as amended from time to time (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Strategic Income Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income Corporation or any of its other subsidiaries. As of June 30, 2020, the consolidated subsidiaries were OCSI Senior Funding II LLC and OCSI Senior Funding Ltd.
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
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree's valuation team in conjunction with Oaktree's portfolio management team and investment professionals responsible for each portfolio investment;
•Preliminary valuations are then reviewed and discussed with management of Oaktree;
•Separately, independent valuation firms engaged by the Board of Directors prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to Oaktree and the Audit Committee of the Board of Directors;
•Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;
•The Audit Committee makes a recommendation to the full Board of Directors regarding the fair value of the investments in the Company's portfolio; and
•The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of June 30, 2020 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "payables from unsettled transactions" and "director fees payable" approximate fair value due to their short maturities.

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
Fee Income
Oaktree or its affiliates may provide financial advisory services to portfolio companies, and in return, the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.

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
As of June 30, 2020, included in restricted cash was $7.0 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings) and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $7.0 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.0 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of June 30, 2020, the remaining $4.0 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of June 30, 2020, $0.8 million held at East West Bank was restricted due to minimum balance requirements under the East West Bank Facility.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Offering Costs:
Legal fees and other costs incurred in connection with the Company’s shelf registration statement are capitalized as deferred offering costs in the Consolidated Statements of Assets and Liabilities. To the extent any such costs relate to equity offerings, these costs are charged as a reduction of capital upon utilization. To the extent any such costs relate to debt offerings, these costs are treated as deferred financing costs and are amortized over the term of the respective debt arrangement. Any deferred offering costs that remain at the expiration of the shelf registration statement or when it becomes probable that an offering will not be completed are expensed.
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
Recent Accounting Pronouncements:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.
The SEC issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or disposed entity is significant and improve the financial disclosure requirements applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the three months ended June 30, 2020 which did not result in any new significant subsidiaries being identified.
Note 3. Portfolio Investments
As of June 30, 2020, 202.8% of net assets at fair value, or $506.5 million, was invested in 76 portfolio companies, including 18.4% of net assets, or $46.0 million at fair value, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies, and 15.2% of net assets, or $37.9 million, was invested in cash and cash equivalents (including $7.8 million of restricted cash). In comparison, as of September 30, 2019, 209.9% of net assets at fair value, or $597.1 million, was invested in 84 portfolio companies, including 19.1% of net assets, or $54.3 million at fair value, in subordinated notes and LLC equity interests of the OCSI Glick JV, and 4.9% of net assets, or $14.1 million, was invested in cash and cash equivalents (including $8.4 million of restricted cash). As of each of June 30, 2020 and September 30, 2019, 90.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.1% consisted of investments in the subordinated notes of the OCSI Glick JV.
As of June 30, 2020 and September 30, 2019, the Company's equity investments consisted of LLC equity interests and warrants in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2020, the Company recorded net realized losses of $2.9 million and $10.8 million, respectively. During the three and nine months ended June 30, 2019, the Company recorded net realized gains of $0.2 million and $1.5 million, respectively. During the three and nine months ended June 30, 2020, the Company recorded net unrealized appreciation (depreciation) of $41.9 million and $(23.6) million, respectively. During the three and nine months ended June 30, 2019, the Company recorded net unrealized depreciation of $2.6 million and $13.6 million, respectively.
The composition of the Company's investments as of June 30, 2020 and September 30, 2019 at cost and fair value was as follows:

	June 30, 2020		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$486,669,339	$460,279,447	$553,679,070	$542,484,690
OCSI Glick JV subordinated notes	66,045,551	45,959,183	66,077,913	54,326,418
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Equity securities, excluding the OCSI Glick JV	213,614	213,614	—	293,339
Total	$560,040,255	$506,452,244	$626,868,734	$597,104,447

The following table presents the composition of the Company's debt investments as of June 30, 2020 and September 30, 2019 at floating rates and fixed rates:

	June 30, 2020		September 30, 2019
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including debt investments in the OCSI Glick JV	$499,821,418	98.73%	$596,811,108	100.00%
Fixed rate debt securities	6,417,212	1.27%	—	—%
Total	$506,238,630	100.00%	$596,811,108	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the financial instruments carried at fair value as of June 30, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$237,948,347	$222,331,100	$460,279,447
OCSI Glick JV subordinated notes	—	—	45,959,183	45,959,183
Equity securities	—	—	213,614	213,614
Total investments at fair value	$—	$237,948,347	$268,503,897	$506,452,244
Cash equivalents	$1,427,955	$—	$—	$1,427,955
Derivative asset	—	281,117	—	281,117
Total assets at fair value	$1,427,955	$238,229,464	$268,503,897	$508,161,316
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
The following table provides a roll-forward in the changes in fair value from March 31, 2020 to June 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of March 31, 2020	$211,361,400	$37,833,930	$—	$249,195,330
Purchases	16,199,177	—	213,614	16,412,791
Sales and repayments	(18,482,135)	—	—	(18,482,135)
Transfers in (a)	5,910,369	—	—	5,910,369
PIK interest income	292,214	—	—	292,214
Accretion of OID	138,043	—	—	138,043
Net unrealized appreciation (depreciation)	8,432,168	8,125,253	—	16,557,421
Net realized gains (losses)	(1,520,136)	—	—	(1,520,136)
Fair value as of June 30, 2020	$222,331,100	$45,959,183	$213,614	$268,503,897
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2020	$4,944,668	$8,125,253	$—	$13,069,921
__________
(a)There were transfers into Level 3 from Level 2 for certain investments during the three months ended June 30, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a roll-forward in the changes in fair value from March 31, 2019 to June 30, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of March 31, 2019	$202,259,541	$56,017,403	$252,998	$258,529,942
Purchases	15,630,070	—	—	15,630,070
Sales and repayments	(19,889,580)	(27,433)	—	(19,917,013)
Accretion of OID	613,026	—	—	613,026
Net unrealized appreciation (depreciation)	(790,436)	(355,315)	40,341	(1,105,410)
Fair value as of June 30, 2019	$197,822,621	$55,634,655	$293,339	$253,750,615
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2019	$(539,038)	$(355,315)	$40,341	$(854,012)

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to June 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2019	$181,884,463	$54,326,418	$293,339	$236,504,220
Purchases	80,649,122	—	213,614	80,862,736
Sales and repayments	(50,426,091)	(32,362)	(736,493)	(51,194,946)
Transfers in (a)	21,628,253	—	—	21,628,253
PIK interest income	580,295	—	—	580,295
Accretion of OID	600,270	—	—	600,270
Net unrealized appreciation (depreciation)	(10,699,907)	(8,334,873)	(293,339)	(19,328,119)
Net realized gains (losses)	(1,885,305)	—	736,493	(1,148,812)
Fair value as of June 30, 2020	$222,331,100	$45,959,183	$213,614	$268,503,897
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2020	$(11,082,709)	$(8,334,873)	$—	$(19,417,582)
__________
(a)There were transfers into Level 3 from Level 2 for certain investments during the nine months ended June 30, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to June 30, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
Purchases	55,758,420	—	—	55,758,420
Sales and repayments	(54,520,605)	(291,943)	(1,875,587)	(56,688,135)
Transfers in (a)	26,053,270	—	—	26,053,270
Transfers out (a)	(10,618,125)	—	—	(10,618,125)
Accretion of OID	1,342,738	—	—	1,342,738
Net unrealized appreciation (depreciation)	(2,949,144)	(2,585,572)	(1,168,906)	(6,703,622)
Net realized gains (losses)	—	—	1,375,587	1,375,587
Fair value as of June 30, 2019	$197,822,621	$55,634,655	$293,339	$253,750,615
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2019	$(2,524,155)	$(2,585,572)	$90,044	$(5,019,683)
__________
(a)There were transfers in/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Loans	$130,322,028	Market Yield	Market Yield	(b)	6.5%	-	15.0%	10.6%
	76,449,593	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	9,142,267	Enterprise Value	EBITDA Multiple	(d)	7.0x	-	9.0x	8.0x
	6,417,212	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
OCSI Glick JV Subordinated Notes	45,959,183	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Equity Securities	213,614	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
Total	$268,503,897
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
Under the EV technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$119,056,800	$119,056,800	$—	$—	$119,056,800
East West Bank Facility payable	20,000,000	20,000,000	—	—	20,000,000
Deutsche Bank Facility payable	173,100,000	173,100,000	—	—	173,100,000
Total	$312,156,800	$312,156,800	$—	$—	$312,156,800

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

Portfolio Composition
 Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$486,669,339	86.90%	$553,679,070	88.33%
OCSI Glick JV subordinated notes	66,045,551	11.79%	66,077,913	10.54%
OCSI Glick JV equity interests	7,111,751	1.27%	7,111,751	1.13%
Equity securities, excluding the OCSI Glick JV	213,614	0.04%	—	—
Total	$560,040,255	100.00%	$626,868,734	100.00%

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$460,279,447	90.88%	184.32%	$542,484,690	90.85%	190.70%
OCSI Glick JV subordinated notes	45,959,183	9.08%	18.41%	54,326,418	9.10%	19.10%
Equity securities, excluding the OCSI Glick JV	213,614	0.04%	0.09%	293,339	0.05%	0.10%
OCSI Glick JV equity interests	—	—	—	—	—	—
Total	$506,452,244	100.00%	202.82%	$597,104,447	100.00%	209.90%

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

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$187,546,320	33.51%	$163,840,735	26.13%
West	129,841,465	23.18%	156,427,384	24.95%
Midwest	86,661,753	15.47%	90,085,074	14.37%
Southwest	60,173,066	10.74%	94,396,340	15.06%
Southeast	31,813,628	5.68%	65,420,955	10.44%
International	30,363,979	5.42%	40,156,268	6.41%
South	19,066,512	3.40%	6,051,218	0.97%
Northwest	14,573,532	2.60%	10,490,760	1.67%
Total	$560,040,255	100.00%	$626,868,734	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$156,329,222	30.88%	62.61%	$145,176,830	24.31%	51.04%
West	123,595,404	24.40%	49.50%	154,984,247	25.95%	54.46%
Midwest	81,382,367	16.07%	32.59%	88,834,091	14.88%	31.24%
Southwest	55,327,992	10.92%	22.16%	90,401,243	15.14%	31.78%
Southeast	29,289,868	5.78%	11.74%	62,741,930	10.51%	22.06%
International	28,688,896	5.66%	11.48%	38,583,801	6.46%	13.56%
South	17,210,967	3.40%	6.89%	5,899,007	0.99%	2.07%
Northwest	14,627,528	2.89%	5.85%	10,483,298	1.76%	3.69%
Total	$506,452,244	100.00%	202.82%	$597,104,447	100.00%	209.90%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$74,185,654	13.24%	$81,483,953	12.98%
Multi-Sector Holdings (1)	73,157,302	13.06	73,189,664	11.68
Aerospace & Defense	31,303,193	5.59	32,851,441	5.24
Diversified Support Services	26,416,266	4.72	27,474,583	4.38
Advertising	24,049,272	4.29	24,102,621	3.84
Movies & Entertainment	18,668,378	3.33	9,656,395	1.54
Alternative Carriers	16,253,625	2.90	16,926,483	2.70
Commercial Printing	15,360,227	2.74	15,457,725	2.47
Oil & Gas Storage & Transportation	14,091,111	2.52	558,657	0.09
Personal Products	13,956,625	2.49	2,985,000	0.48
Data Processing & Outsourced Services	13,945,773	2.49	16,648,375	2.66
Industrial Machinery	13,918,209	2.49	9,319,898	1.49
Pharmaceuticals	13,554,307	2.42	12,626,920	2.01
Health Care Services	13,108,277	2.34	17,175,085	2.74
Publishing	12,203,065	2.18	10,291,050	1.64
Health Care Technology	11,761,107	2.10	10,897,989	1.74
Integrated Telecommunication Services	10,548,435	1.88	17,406,502	2.78
Specialty Chemicals	10,285,989	1.84	4,686,365	0.75
Systems Software	9,947,437	1.78	15,530,330	2.48
Internet Services & Infrastructure	9,856,379	1.76	28,457,280	4.54
Real Estate Services	9,775,065	1.75	9,832,986	1.57
Leisure Facilities	9,200,943	1.64	8,992,137	1.43
Communications Equipment	8,904,306	1.59	9,740,555	1.55
Trading Companies & Distributors	8,855,394	1.58	8,943,835	1.43
Distributors	8,778,259	1.57	—	—
Specialized Finance	8,467,261	1.51	15,215,979	2.43
Biotechnology	7,890,325	1.41	7,930,000	1.27
Interactive Media & Services	7,848,913	1.40	11,821,820	1.89
Research & Consulting Services	7,440,115	1.33	9,887,627	1.58
Electrical Components & Equipment	6,300,920	1.13	6,363,049	1.02
Metal & Glass Containers	6,284,988	1.12	8,850,147	1.41
Health Care Supplies	5,884,253	1.05	—	—
Auto Parts & Equipment	5,704,063	1.02	5,749,771	0.92
Oil & Gas Refining & Marketing	5,347,313	0.95	11,832,244	1.89
Household Products	5,020,416	0.90	5,025,753	0.80
Hotels, Resorts & Cruise Lines	4,650,552	0.83	—	—
Environmental & Facilities Services	3,906,297	0.70	4,214,058	0.67
Restaurants	3,406,700	0.61	—	—
Independent Power Producers & Energy Traders	3,302,235	0.59	—	—
Managed Health Care	2,954,943	0.53	—	—
Electric Utilities	1,970,000	0.35	—	—
General Merchandise Stores	1,576,363	0.28	1,549,641	0.25
Oil & Gas Exploration & Production	—	—	14,662,039	2.34
Computer & Electronics Retail	—	—	10,808,325	1.72
IT Consulting & Other Services	—	—	9,683,496	1.54
Health Care Equipment	—	—	8,887,725	1.42
Specialized REITs	—	—	8,642,094	1.38
Human Resource & Employment Services	—	—	8,099,807	1.29
Household Appliances	—	—	6,857,242	1.09
Commodity Chemicals	—	—	4,920,165	0.78
Oil & Gas Equipment & Services	—	—	631,923	0.10
Total	$560,040,255	100.00%	$626,868,734	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$71,959,387	14.19%	28.79%	$80,958,933	13.52%	28.46%
Multi-Sector Holdings (1)	45,959,183	9.07	18.41	54,326,418	9.10	19.10
Aerospace & Defense	28,761,974	5.68	11.52	32,504,494	5.44	11.42
Diversified Support Services	24,138,048	4.77	9.66	27,311,758	4.57	9.62
Advertising	22,067,443	4.36	8.84	20,960,795	3.51	7.37
Movies & Entertainment	18,092,588	3.57	7.25	9,616,125	1.61	3.38
Alternative Carriers	15,683,968	3.10	6.28	16,958,629	2.84	5.97
Commercial Printing	14,635,530	2.89	5.87	15,377,480	2.58	5.41
Personal Products	13,740,534	2.71	5.51	3,017,820	0.51	1.06
Pharmaceuticals	13,446,820	2.66	5.39	12,082,358	2.02	4.25
Data Processing & Outsourced Services	12,805,855	2.53	5.13	16,757,043	2.81	5.89
Oil & Gas Storage & Transportation	12,705,733	2.51	5.09	556,541	0.09	0.20
Health Care Services	12,530,455	2.47	5.02	17,176,083	2.88	6.03
Publishing	11,988,045	2.37	4.80	10,421,039	1.75	3.66
Industrial Machinery	11,904,771	2.35	4.77	9,206,556	1.54	3.24
Health Care Technology	11,503,694	2.27	4.61	11,032,320	1.85	3.88
Integrated Telecommunication Services	9,739,297	1.92	3.91	17,138,851	2.87	6.03
Systems Software	9,621,055	1.90	3.85	15,466,728	2.59	5.43
Specialty Chemicals	9,566,714	1.89	3.83	3,687,132	0.62	1.30
Internet Services & Infrastructure	9,249,753	1.83	3.70	28,470,497	4.77	10.01
Real Estate Services	9,157,500	1.81	3.67	9,875,250	1.65	3.47
Trading Companies & Distributors	8,621,834	1.70	3.45	8,929,919	1.50	3.14
Distributors	8,503,932	1.68	3.41	—	—	—
Communications Equipment	8,310,982	1.64	3.33	9,361,407	1.57	3.29
Specialized Finance	8,303,828	1.64	3.33	14,473,206	2.42	5.09
Biotechnology	7,845,638	1.55	3.14	8,040,000	1.35	2.82
Leisure Facilities	7,227,490	1.43	2.89	8,979,519	1.50	3.16
Interactive Media & Services	7,220,050	1.43	2.89	11,880,796	1.99	4.17
Research & Consulting Services	6,987,785	1.38	2.80	10,267,889	1.72	3.61
Metal & Glass Containers	6,014,603	1.19	2.41	8,387,578	1.40	2.95
Electrical Components & Equipment	5,876,943	1.16	2.35	6,009,639	1.01	2.11
Health Care Supplies	5,717,141	1.13	2.29	—	—	—
Auto Parts & Equipment	5,213,488	1.03	2.09	5,385,930	0.90	1.89
Oil & Gas Refining & Marketing	5,198,776	1.03	2.08	11,970,818	2.00	4.21
Hotels, Resorts & Cruise Lines	4,981,515	0.98	1.99	—	—	—
Household Products	4,777,825	0.94	1.91	4,756,250	0.80	1.67
Environmental & Facilities Services	3,639,054	0.72	1.46	3,975,425	0.67	1.40
Restaurants	3,442,560	0.68	1.38	—	—	—
Independent Power Producers & Energy Traders	3,177,405	0.63	1.27	—	—	—
Managed Health Care	2,783,750	0.55	1.11	—	—	—
Electric Utilities	1,968,000	0.39	0.79	—	—	—
General Merchandise Stores	1,381,298	0.27	0.55	1,425,618	0.24	0.50
Oil & Gas Exploration & Production	—	—	—	13,947,600	2.34	4.90
Computer & Electronics Retail	—	—	—	10,781,031	1.81	3.79
Health Care Equipment	—	—	—	8,994,333	1.51	3.16
Specialized REITs	—	—	—	8,648,021	1.45	3.04
Human Resource & Employment Services	—	—	—	8,008,543	1.34	2.81
IT Consulting & Other Services	—	—	—	7,974,500	1.34	2.80
Household Appliances	—	—	—	6,661,922	1.12	2.34
Commodity Chemicals	—	—	—	4,931,156	0.83	1.73
Oil & Gas Equipment & Services	—	—	—	410,497	0.07	0.14
Total	$506,452,244	100.00%	202.82%	$597,104,447	100.00%	209.90%
___________________
(1)This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020 and September 30, 2019, there were no investments that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding 2014 LLC ("GF Equity Funding") to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of June 30, 2020 and September 30, 2019, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 41 and 39 portfolio companies as of June 30, 2020 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of June 30, 2020, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of June 30, 2020, bore interest at a rate equal to 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $88.7 million and $91.9 million of borrowings were outstanding as of June 30, 2020 and September 30, 2019, respectively.
On July 8, 2020, the OCSI Glick JV amended the JV Deutsche Bank Facility to (a) establish a waiver period beginning on July 8, 2020 and ending 135 days thereafter (the “JV Waiver Period”), during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic and (b) modify the minimum utilization percentage from 75% to 50% until 90 days after the end of the JV Waiver Period.
As of June 30, 2020 and September 30, 2019, the OCSI Glick JV had total assets of $143.3 million and $179.7 million, respectively. The Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $46.0 million and $54.3 million in the aggregate at fair value as of June 30, 2020 and September 30, 2019, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of June 30, 2020 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of June 30, 2020 and September 30, 2019, of which $73.5 million was from the Company. As of each of June 30, 2020 and September 30, 2019, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of June 30, 2020 and September 30, 2019, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Senior secured loans (1)	$143,496,890	$177,911,560
Weighted average current interest rate on senior secured loans (2)	5.58%	6.92%
Number of borrowers in the OCSI Glick JV	41	39
Largest loan exposure to a single borrower (1)	$6,994,829	$7,425,000
Total of five largest loan exposures to borrowers (1)	$31,385,428	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of June 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	4.65%	Aerospace & Defense	$2,332,614	$2,320,951	$2,236,394
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.68%	Electrical Components & Equipment	2,683,536	2,625,383	2,448,726	(4)
AI Plex US Acquico LLC	First Lien Term Loan, LIBOR+5.00% cash due 7/31/2026	6.78%	Commodity Chemicals	783,015	682,641	696,230
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	6,994,829	6,794,562	6,540,164
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	2,992,500	2,962,575	2,618,438	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,688,810	1,373,441	597,687	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,249,858	3,240,397	3,207,610	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,740,625	3,654,058	3,482,522
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.19%	Oil & Gas Equipment & Services	4,900,000	4,882,870	3,368,775
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022		Restaurants	4,825,000	4,813,378	1,413,580	(6)
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,121,000	1,064,950	1,076,160	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,600,884	3,564,875	3,465,851	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,593,620	4,489,945	4,338,123	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	4,962,500	4,925,281	4,875,656	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,500,000	2,475,000	2,456,875	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,850,600	5,812,869	5,609,263
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.18%	Research & Consulting Services	5,000,000	4,981,651	4,575,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Systems Software	994,961	985,012	963,122	(4)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	$2,925,000	$2,820,675	$2,767,781
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,289,171	3,256,580	3,016,169
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, 5.50% cash due 7/13/2021	6.50%	Alternative Carriers	398,251	327,042	412,440	(5)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.68%	Electronic Components	1,389,878	1,088,930	1,188,589
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%	Diversified Support Services	4,111,875	4,065,807	4,000,854	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%	Diversified Support Services	830,716	820,464	808,229	(4)(5)
Total MHE Intermediate Holdings, LLC				4,942,591	4,886,271	4,809,083
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	1,567,154	1,553,436	1,508,386	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(5,359)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,016)	(4,398)	(4)(5)
Total MRI Software LLC				1,567,154	1,550,991	1,498,629
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.18%	Health Care Technology	3,990,000	3,970,050	3,840,375
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	5,376,250	5,357,978	4,973,031
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.67%	Integrated Telecommunication Services	988,000	951,142	983,060	(4)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,822,896	5,784,198	5,710,980
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.07%	Application Software	3,626,277	3,608,146	3,444,963	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,603)	(17,316)	(4)(5)
Total OEConnection LLC				3,626,277	3,606,543	3,427,647
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	2,981,250	2,926,385	2,862,000	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	324,000	318,141	311,040	(4)
Total Olaplex, Inc.				3,305,250	3,244,526	3,173,040
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,892,750	2,863,823	2,827,663	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.00%	Footwear	6,207,500	6,186,216	4,127,988
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,865,000	5,826,665	5,542,425	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	6,467,499	6,435,162	6,215,558
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.93%	Application Software	2,886,189	2,689,643	2,555,489	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,974,425	4,954,092	4,402,366
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,617,579	1,615,144	1,103,496
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,628,492	2,610,739	2,521,158	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.68%	Health Care Technology	1,738,146	1,724,444	1,685,785	(4)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.56%	Data Processing & Outsourced Services	$4,784,240	$4,769,365	$4,580,910
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000,000	2,977,260	2,265,000	(4)
Total Portfolio Investments				$143,496,890	$141,147,318	$127,598,838
__________
(1) Represents the current interest rate as of June 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of June 30, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.18%, the 60-day LIBOR at 0.24%, the 90-day LIBOR at 0.31% and the 180-day LIBOR at 0.36%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both the Company and the OCSI Glick JV as of June 30, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of June 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

OCSI Glick JV Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	$2,718,993	$2,651,270	$2,504,016	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	7,425,000	7,406,438	7,437,400
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	6,930,000	6,860,699	6,834,712	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	2,977,500	2,912,809	2,975,639
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	5,359,286	5,359,286	4,874,270
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%	Application software	3,395,374	3,377,463	3,327,467	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & electronics retail	2,977,500	2,947,725	2,940,281	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	4,937,500	4,917,589	4,570,273
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,850,000	4,838,318	4,349,868
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	3,980,000	3,940,200	4,004,875	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	5,000,000	4,900,000	4,930,075	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%	Oil & gas equipment & services	6,912,500	6,912,500	5,673,745
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	5,000,000	4,962,500	5,025,000	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	1,000,000	995,000	1,002,920	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,658,544	4,626,032	4,632,004
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunications services	5,468,222	5,365,594	5,466,281	(4)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	$5,895,000	$5,850,631	$5,732,888
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	5,000,000	4,979,290	4,937,500	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	4,340,941	4,326,851	3,997,290	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.80%	Insurance brokers	4,813,924	4,744,243	4,681,541
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	5,000,000	4,939,169	5,021,100
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	1,429,306	1,406,187	913,565	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	4,143,750	4,089,029	4,060,875	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	837,128	826,823	820,385	(4)
Total MHE Intermediate Holdings, LLC				4,980,878	4,915,852	4,881,260
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%	Healthcare technology	4,000,000	3,980,000	4,005,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	5,417,500	5,396,178	5,336,238
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,868,628	5,824,577	5,760,440
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	6,895,000	6,888,231	6,903,619	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(1,720)	(645)	(4)(5)
	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	3,655,914	3,637,634	3,649,059	(4)
Total OEConnection LLC				3,655,914	3,635,914	3,648,414
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	3,989,924	3,970,677	4,010,712
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.29%	Trading companies & distributors	3,849,574	3,835,594	3,820,702
Servpro Borrower, LLC	First Lien Term Loan, PRIME+2.50% cash due 3/26/2026	7.50%	Specialized consumer services	3,980,000	3,970,050	3,984,975
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	6,256,250	6,227,881	5,943,438
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	5,910,000	5,864,902	5,902,613	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	6,500,000	6,467,500	6,538,610	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%	Human resources & employment services	3,114,779	3,109,120	2,907,133	(4)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,105,000
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	2,493,573	2,493,573	2,503,099	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	4,929,950	4,913,436	4,956,645	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	3,000,000	2,974,333	2,987,490	(4)
Total Portfolio Investments				$177,911,560	$176,687,612	$173,028,098
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $73.2 million and $46.0 million, respectively, as of June 30, 2020 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of June 30, 2020, the Company's investment in the Subordinated Notes was on cash non-accrual status and the Company did not earn any interest on the investment for the three months ended June 30, 2020. For the nine months ended June 30, 2020, the Company earned interest income of $1.4 million on its investment in the Subordinated Notes. For the three and nine months ended June 30, 2019, the Company earned interest income of $1.5 million and $4.4 million, respectively, on its investment in the Subordinated Notes. The Company did not earn any dividend income for the three and nine months ended June 30, 2020 and 2019 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Effective April 1, 2020, the Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020 and July 15, 2020 coupon dates. As of September 30, 2019, the Subordinated Notes bore an interest rate of 1-month LIBOR plus 6.5% per annum.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is certain summarized financial information for the OCSI Glick JV as of June 30, 2020 and September 30, 2019 and for the three and nine months ended June 30, 2020 and 2019:

	June 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2020: $141,147,318; cost September 30, 2019: $176,687,612)	$127,598,838	$173,028,098
Cash and cash equivalents	3,672,469	1,096,498
Restricted cash	1,329,379	2,616,125
Other assets	10,727,418	2,937,681
Total assets	$143,328,104	$179,678,402

Senior credit facility payable	$88,681,939	$91,881,939
Subordinated notes payable at fair value (proceeds June 30, 2020: $75,480,629; proceeds September 30, 2019: $75,517,614)	52,561,349	62,087,348
Other liabilities	2,084,816	25,709,115
Total liabilities	$143,328,104	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$143,328,104	$179,678,402

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Selected Statements of Operations Information:
Interest income	$2,216,462	$3,261,956	$7,914,972	$9,471,420
Fee income	20,661	—	249,358	—
Total investment income	2,237,123	3,261,956	8,164,330	9,471,420
Interest expense	1,119,018	2,882,442	4,865,802	8,764,170
Other expenses	28,643	18,865	127,107	132,222
Total expenses (1)	1,147,661	2,901,307	4,992,909	8,896,392
Net unrealized appreciation (depreciation)	1,989,000	(408,962)	958,385	(558,068)
Realized gain (loss)	(3,078,462)	48,313	(4,129,806)	(16,960)
Net income (loss)	$—	$—	$—	$—
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
During the three and nine months ended June 30, 2020 and 2019, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the three and nine months ended June 30, 2020, the Company recorded total fee income of $0.1 million and $0.9 million, respectively, of which $0.1 million and $0.2 million, respectively, was recurring in nature. For the three and nine months ended June 30, 2019, the Company recorded total fee income of $0.3 million and $0.5 million, respectively, all of which was nonrecurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$42,158,515	$3,482,900	$(21,922,895)	$3,977,636
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$1.43	$0.12	$(0.74)	$0.13
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2019	29,466,768	$294,668	$369,199,332	$(85,043,994)	$284,450,006
Net investment income	—	—	—	4,727,580	4,727,580
Net unrealized appreciation (depreciation)	—	—	—	1,926,384	1,926,384
Net realized gains (losses)	—	—	—	(519,710)	(519,710)
Distributions to stockholders	—	—	—	(4,567,350)	(4,567,350)
Issuance of common stock under dividend reinvestment plan	7,793	78	64,256	—	64,334
Repurchases of common stock under dividend reinvestment plan	(7,793)	(78)	(64,256)	—	(64,334)
Balance at December 31, 2019	29,466,768	$294,668	$369,199,332	$(83,477,090)	$286,016,910
Net investment income	—	$—	$—	$4,561,775	$4,561,775
Net unrealized appreciation (depreciation)	—	—	—	(67,418,332)	(67,418,332)
Net realized gains (losses)	—	—	—	(7,359,107)	(7,359,107)
Distributions to stockholders	—	—	—	(4,567,348)	(4,567,348)
Issuance of common stock under dividend reinvestment plan	14,852	149	77,499	—	77,648
Repurchases of common stock under dividend reinvestment plan	(14,852)	(149)	(77,499)	—	(77,648)
Balance at March 31, 2020	29,466,768	$294,668	$369,199,332	$(158,260,102)	$211,233,898
Net investment income	—	$—	$—	$3,168,509	$3,168,509
Net unrealized appreciation (depreciation)	—	—	—	41,928,465	41,928,465
Net realized gains (losses)	—	—	—	(2,938,459)	(2,938,459)
Distributions to stockholders	—	—	—	(3,683,347)	(3,683,347)
Issuance of common stock under dividend reinvestment plan	14,977	150	93,575	—	93,725
Repurchases of common stock under dividend reinvestment plan	(14,977)	(150)	(93,575)	—	(93,725)
Balance at June 30, 2020	29,466,768	$294,668	$369,199,332	$(119,784,934)	$249,709,066

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in net assets for the three and nine months ended June 30, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2018	29,466,768	$294,668	$370,751,389	$(75,300,637)	$295,745,420
Net investment income	—	—	—	4,863,537	4,863,537
Net unrealized appreciation (depreciation)	—	—	—	(19,760,624)	(19,760,624)
Net realized gains (losses)	—	—	—	1,696,396	1,696,396
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,888	69	54,042	—	54,111
Repurchases of common stock under dividend reinvestment plan	(6,888)	(69)	(54,042)	—	(54,111)
Balance at December 31, 2018	29,466,768	$294,668	$370,751,389	$(93,068,677)	$277,977,380
Net investment income	—	$—	$—	$5,216,760	$5,216,760
Net unrealized appreciation (depreciation)	—	—	—	8,797,411	8,797,411
Net realized gains (losses)	—	—	—	(318,744)	(318,744)
Distributions to stockholders	—	—	—	(4,567,349)	(4,567,349)
Issuance of common stock under dividend reinvestment plan	6,187	62	50,481	—	50,543
Repurchases of common stock under dividend reinvestment plan	(6,187)	(62)	(50,481)	—	(50,543)
Balance at March 31, 2019	29,466,768	$294,668	$370,751,389	$(83,940,599)	$287,105,458
Net investment income	—	$—	$—	$5,918,387	$5,918,387
Net unrealized appreciation (depreciation)	—	—	—	(2,593,717)	(2,593,717)
Net realized gains (losses)	—	—	—	158,230	158,230
Distributions to stockholders	—	—	—	(4,567,350)	(4,567,350)
Issuance of common stock under dividend reinvestment plan	6,314	63	53,025	—	53,088
Repurchases of common stock under dividend reinvestment plan	(6,314)	(63)	(53,025)	—	(53,088)
Balance at June 30, 2019	29,466,768	$294,668	$370,751,389	$(85,025,049)	$286,021,008

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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the quarterly distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued (1)	DRIP Shares Value (2)
November 12, 2019	December 13, 2019	December 31, 2019	$0.155	$4,503,016	7,793	$64,334
January 31, 2020	March 13, 2020	March 31, 2020	0.155	4,489,700	14,852	77,648
April 30, 2020	June 15, 2020	June 30, 2020	0.125	3,589,622	14,977	93,725
Total for the nine months ended June 30, 2020			$0.435	$12,582,339	37,622	$235,706

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
Total for the nine months ended June 30, 2019			$0.465	$13,544,306	19,389	$157,742
 __________
(1) Shares were purchased on the open market and distributed.
(2) Amounts may not sum due to rounding.
Common Stock Offering
There were no common stock offerings during the nine months ended June 30, 2020 and 2019.
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
As of June 30, 2020 and September 30, 2019, the Company was able to borrow up to $180 million under the Citibank Facility (subject to borrowing base and other limitations).  As of June 30, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of June 30, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of June 30, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of June 30, 2020, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of June 30, 2020 and September 30, 2019, the Company had $119.1 million and $126.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II and all of the Company's equity interests in OCSI Senior Funding II. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.296% and 4.559% for the nine months ended June 30, 2020 and 2019, respectively. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of  $1.0 million and $3.7 million, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2019, the Company recorded interest expense (inclusive of fees) of $1.7 million and $4.8 million, respectively, related to the Citibank Facility.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility (subject to borrowing base and other limitations) with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of June 30, 2020, the East West Bank Facility bears an interest rate of

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. As of June 30, 2020, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility matures on January 6, 2021. The East West Bank Facility requires the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
On April 7, 2020, the Company amended the East West Bank Facility to, among other things, reduce the required minimum net assets from $225 million to $185 million commencing with the quarter ended March 31, 2020. As of June 30, 2020, the Company was in compliance with all financial covenants under the East West Bank Facility.
As of June 30, 2020 and September 30, 2019, the Company had $20.0 million and $11.0 million outstanding under the East West Bank Facility, respectively. Borrowings under the East West Bank Facility are secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company may use the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.208% and 5.485% for the nine months ended June 30, 2020 and 2019, respectively. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $0.2 million and $0.6 million, respectively, related to the East West Bank Facility. For the three and nine months ended June 30, 2019, the Company recorded interest expense (inclusive of fees) of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility.
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
As of June 30, 2020, (a) OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility until September 30, 2020 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2021, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $200 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.25% through September 30, 2020, following which the interest rate will reset to three-month LIBOR plus 2.40% for the remaining term of the Deutsche Bank Facility. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of June 30, 2020, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
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
As of June 30, 2020 and September 30, 2019, the Company had $173.1 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the nine months ended June 30, 2020 and 2019, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 3.911% and 4.553%, respectively. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $1.8 million and $5.6 million, respectively. For the three and nine months ended June 30, 2019, the Company recorded interest expense (inclusive of fees) of $2.0 million and $5.6 million, respectively, related to the Deutsche Bank Facility.
Note 7. Interest and Dividend Income

As of June 30, 2020, there were two investments on which the Company had stopped accruing cash and/or PIK interest or OID income. During the three months ended March 31, 2020, the Company restructured its investment in the Subordinated Notes of the OCSI Glick JV to realign the vehicle for current market conditions. The Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum effective beginning on April 1, 2020, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes did not pay interest on its previously scheduled April 15, 2020 and July 15, 2020 coupon dates. Given that the Subordinated Notes did not pay interest for two quarters, the Company placed its investment in the Subordinated Notes of the OCSI Glick JV on cash non-accrual status and did not recognize any interest income from the OCSI Glick JV during the three months ended June 30, 2020. The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2020 were as follows:

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$483,995,787	87.57%	$458,364,670	90.54%
Cash non-accrual (1)	68,719,103	12.43	47,873,960	9.46
Total	$552,714,890	100.00%	$506,238,630	100.00%
 ___________________
(1)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Net increase (decrease) in net assets resulting from operations	$42,158,515	$3,482,900	$(21,922,895)	$3,977,636
Net unrealized (appreciation) depreciation	(41,928,465)	2,593,717	23,563,483	13,556,930
Book/tax difference due to capital losses not recognized (recognized)	4,836,456	(1,466,125)	12,597,548	(3,588,377)
Other book/tax differences	(1,699,828)	315,566	(501,949)	503,149
Taxable/Distributable Income (1)	$3,366,678	$4,926,058	$13,736,187	$14,449,338

__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.
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

OAKTREE STRATEGIC INCOME CORPORATION
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
During the three months ended June 30, 2020, the Company recorded net realized losses of $2.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Tallgrass Energy	$(1.1)
Zephyr Bidco Ltd	(0.9)
Other, net	(0.9)
Total, net	$(2.9)
During the three months ended June 30, 2019, the Company recorded net realized gains of $0.2 in connection with the exit of various investments.
During the nine months ended June 30, 2020, the Company recorded net realized losses of $10.8 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Woodford Express LLC	$(5.1)
Curvature, Inc.	(1.9)
Zephyr Bidco Ltd	(1.7)
Tallgrass Energy	(1.1)
Other, net	(1.0)
Total, net	$(10.8)
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
During the three months ended June 30, 2020 and 2019, the Company recorded net unrealized appreciation (depreciation) of $41.9 million and $(2.6) million, respectively. For the three months ended June 30, 2020, this consisted of $35.2 million of unrealized appreciation of debt investments and $6.8 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $0.1 million of unrealized depreciation on foreign currency forward contracts. For the three months ended June 30, 2019, this consisted of $2.3 million of unrealized depreciation of debt investments, $0.3 million of net unrealized depreciation from exited investments (a portion of which resulted in a reclassification to realized gains) and $0.1 million of unrealized depreciation of foreign currency forward contracts, offset by $0.1 million of unrealized appreciation of equity investments.
During the nine months ended June 30, 2020 and 2019, the Company recorded net unrealized depreciation of $23.6 million and $13.6 million, respectively. For the nine months ended June 30, 2020, this consisted of $26.7 million of unrealized depreciation of debt investments, offset by $2.9 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses) and $0.3 million of unrealized appreciation on foreign currency forward contracts. For the nine months ended June 30, 2019, this consisted of $11.7 million of unrealized depreciation of debt investments, $1.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.1 million of unrealized depreciation of foreign currency forward contracts, offset by $0.1 million of unrealized appreciation of equity investments.

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

Note 11. Related Party Transactions
As of June 30, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.6 million and $1.4 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and OCM.

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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM. Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser (the "Former Investment Advisory Agreement"), which was terminated on October 17, 2017.
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
For the three and nine months ended June 30, 2020, the base management fee incurred under the Investment Advisory Agreement was $1.4 million and $4.3 million, respectively. For the three and nine months ended June 30, 2019, the base management fee incurred under the Investment Advisory Agreement was $1.5 million and $4.4 million, respectively.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:
•No incentive fee is payable to Oaktree in any quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets;
•100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. This portion of the incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets in any fiscal quarter; and
•For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets, the incentive fee on income is equal to 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.
There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
OCM permanently waived $0.3 million of Part I incentive fees incurred during the three months ended March 31, 2020. For the three and nine months ended June 30, 2020, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $0.3 million and $1.2 million, respectively. For the three and nine months ended June 30, 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $1.5 million and $3.0 million, respectively.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. As of June 30, 2020, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the three and nine months ended June 30, 2020 and 2019, the Company did not accrue, and cumulatively has not accrued, any capital gains incentive fees.

To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. At the end of the two-year period, OCM permanently waived $1.2 million, of which $0.1 million was recorded for the nine months ended June 30, 2020.

OAKTREE STRATEGIC INCOME CORPORATION
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
For the three and nine months ended June 30, 2020, the Company accrued administrative expenses of $0.3 million and $0.8 million, respectively, including $0.0 million and $0.2 million, respectively, of general and administrative expenses. For the three and nine months ended June 30, 2019, the Company accrued administrative expenses of $0.3 million and $1.1 million, respectively, including $0.1 million and $0.2 million, respectively, of general and administrative expenses.
As of June 30, 2020 and September 30, 2019, $1.1 million and $1.5 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Financial Highlights

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Net asset value at beginning of period	$7.17	$9.74	$9.65	$10.04
Net investment income (1)	0.11	0.20	0.42	0.54
Net unrealized appreciation (depreciation) (1)	1.42	(0.09)	(0.79)	(0.46)
Net realized gains (losses) (1)	(0.10)	0.02	(0.37)	0.05
Distributions to stockholders	(0.13)	(0.16)	(0.44)	(0.46)
Net asset value at end of period	$8.47	$9.71	$8.47	$9.71
Per share market value at beginning of period	$5.54	$8.10	$8.25	$8.65
Per share market value at end of period	$6.34	$8.49	$6.34	$8.49
Total return (2)	16.73%	6.75%	(17.78)%	3.87%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$211,233,898	$287,105,458	$284,450,006	$295,745,420
Net assets at end of period	$249,709,066	$286,021,008	$249,709,066	$286,021,008
Average net assets (3)	$231,937,651	$288,012,804	$256,428,145	$286,724,487
Ratio of net investment income to average net assets (4)	5.48%	8.24%	6.47%	7.46%
Ratio of total expenses to average net assets (4)	9.46%	10.73%	9.58%	10.19%
Ratio of net expenses to average net assets (4)	9.46%	10.99%	9.42%	10.05%
Ratio of portfolio turnover to average investments at fair value	6.43%	6.95%	31.36%	27.38%
Weighted average outstanding debt (5)	$320,860,097	$310,001,855	$311,751,691	$286,800,023
Average debt per share (1)	$10.89	$10.52	$10.58	$9.73
Asset coverage ratio at end of period (6)	179.99%	192.79%	179.99%	192.79%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $312.2 million and $308.3 million as of June 30, 2020 and 2019, respectively.

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2020, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2020.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,499,386	£(4,962,500)	8/18/2020	$365,884	$—	Derivative asset
Foreign currency forward contract	$(6,218,270)	£4,962,500	8/18/2020	$—	$(84,767)	Derivative asset
				$365,884	$(84,767)
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,106,199	£(4,934,900)	10/15/2019	$20,876	$—	Derivative asset

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $31.6 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of June 30, 2020 and September 30, 2019 is shown in the table below:

	June 30, 2020	September 30, 2019
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
Athenex, Inc.	8,544,880	—
MHE Intermediate Holdings, LLC	5,260,514	4,466,338
MRI Software LLC	961,717	—
OEConnection LLC	735,931	731,183
Accupac, Inc.	716,984	—
Apptio, Inc.	692,308	692,308
iCIMs, Inc.	294,118	294,118
Coyote Buyer, LLC	156,507	—
PaySimple, Inc.	152,444	2,450,000
GKD Index Partners, LLC	88,889	444,444
Ministry Brands, LLC	42,500	80,000
4 Over International, LLC	—	60,629
Mindbody, Inc.	—	952,381
Total	$31,644,821	$24,169,430
 ___________
(1) This investment was on cash non-accrual status as of June 30, 2020.
Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2020, except as discussed below.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Distribution Declaration
On July 31, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.125 per share, payable on September 30, 2020 to stockholders of record on September 15, 2020.

Deutsche Bank Facility Amendment
On July 8, 2020, the Company amended the Deutsche Bank Facility to (a) establish a waiver period beginning on July 8, 2020 and ending 135 days thereafter (the “Waiver Period”), during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic and (b) modify the minimum utilization percentage from 80% to 50% until 90 days after the end of the Waiver Period.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2020

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2020	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+4.50% cash due 10/20/2028			$66,045,551	$—	$1,436,726	$54,326,418	$—	$(8,367,235)	$45,959,183	18.4%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,045,551	$—	$1,436,726	$54,326,418	$—	$(8,367,235)	$45,959,183	18.4%
This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.
(2)Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories. As of June 30, 2020, the OCSI Glick JV is on cash non-accrual status.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest (net of non-accrual amounts), and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)Together with GF Equity Funding, the Company co-invests through the OCSI Glick JV. The OCSI Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to the OCSI Glick JV must be approved by the OCSI Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Nine months ended June 30, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2018	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2019	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.99%		$66,098,276	$—	$4,444,357	$58,512,170	$—	$(2,877,515)	$55,634,655	19.5%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,098,276	$—	$4,444,357	$58,512,170	$—	$(2,877,515)	$55,634,655	19.5%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Consolidated Schedule of Investments as of June 30, 2019 included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2019.
(2)Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest (net of non-accrual amounts), and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.
(4)Gross reductions include decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)Together with GF Equity Funding, the Company co-invests through the OCSI Glick JV. The OCSI Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to the OCSI Glick JV must be approved by the OCSI Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•our future operating results and distribution projections;
•the ability of Oaktree Fund Advisors, LLC, or Oaktree, to reposition our portfolio and to implement Oaktree’s future plans with respect to our business;
•the ability of Oaktree and its affiliates to attract and retain highly talented professionals;
•our business prospects and the prospects of our portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments and additional leverage we may seek to incur in the future;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the cost or potential outcome of any litigation to which we may be a party.
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
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment;
•risks associated with possible disruptions in our operations or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to Business Development Companies or regulated investment companies, or RICs;
•general considerations associated with the COVID-19 pandemic; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
We are externally managed by Oaktree pursuant to an investment advisory agreement, as amended from time to time, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree Fund Administration, LLC, or the Oaktree Administrator, an affiliate of Oaktree, provides certain administrative and other services necessary for us to operate pursuant to an administration agreement, as amended from time to time, or the Administration Agreement.
Our investment objective is to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in economic downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. We invest in unsecured loans, including subordinated loans and bonds, issued by private middle-market companies and, to a lesser extent, senior and subordinated loans and bonds issued by public companies and equity investments.
Oaktree intends to (1) rotate out of a small number of investments where the underlying business fundamentals may expose us to significant risk of loss of principal, (2) focus on increasing the size of private first lien investments originated on Oaktree's platform (which we call "core investments") and (3) supplement the portfolio with broadly syndicated and select privately placed loans. Oaktree is generally focused on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments it has identified as non-core by over $250 million, at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $37 million at fair value as of June 30, 2020.
Business Environment and Developments
We believe that the COVID-19 pandemic may have lasting effects on the U.S. and global financial markets and may cause further economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide. While the initial market disruptions have somewhat eased, the global economy continues to experience economic uncertainty. This uncertainty can impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
Despite this economic uncertainty, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
We have proactively taken a number of actions to evaluate and support our portfolio companies in light of the COVID-19 pandemic, including outreach to a variety of management teams and sponsors. We have been in close contact with many of our portfolio companies to understand their liquidity and solvency positions. We believe that these efforts to closely monitor and identify vulnerable investments will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
As of June 30, 2020, 98.7% of our debt investment portfolio (at fair value) and 98.8% of our debt portfolio (at cost) bore interest at floating rates indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decreases in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction or waiver of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate.  The reinvestment period of each of our borrowing facilities in place as of June 30, 2020 ends prior to the end of 2021 (and therefore prior to any phase out of LIBOR); however, we expect that any refinancings or future borrowing facilities that bear interest at floating rates indexed to LIBOR (or certain amendments to current borrowing facilities) would include procedures for the selection of a replacement reference rate following any phase out of LIBOR.  Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable.  This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Alternatively, certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard.
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

Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 - Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

•Level 3 - Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
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
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree’s valuation team in conjunction with Oaktree’s portfolio management team and investment professionals responsible for each portfolio investment;
•Preliminary valuations are then reviewed and discussed with management of Oaktree;
•Separately, independent valuation firms engaged by our Board of Directors prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to Oaktree and the Audit Committee of our Board of Directors;
•Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;
•The Audit Committee makes a recommendation to our full Board of Directors regarding the fair value of the investments in our portfolio; and
•Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments as of June 30, 2020 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of June 30, 2020, 92.7% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of June 30, 2020 and September 30, 2019, approximately 87.4% and 95.8%, respectively, of our total assets represented investments at fair value.
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
As of June 30, 2020, there were two investments on which we had stopped accruing cash and/or PIK interest or OID income. During the three months ended March 31, 2020, we restructured our investment in the subordinated notes in OCSI Glick JV LLC, or the OCSI Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies, to provide, among other things, that the subordinated notes will not pay interest on the previously scheduled April 15, 2020 and July 15, 2020 coupon dates. Given that the notes did not pay interest for two quarters, we placed our investment in the subordinated notes of the OCSI Glick JV on cash non-accrual status and did not recognize any interest income from the OCSI Glick JV during the three months ended June 30, 2020.
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
Fee Income
Oaktree or its affiliates may provide financial advisory services to portfolio companies and, in return, we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.

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
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV LLC, or the OCSI Glick JV. As of June 30, 2020, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years).
During the nine months ended June 30, 2020, we originated $170.4 million of investment commitments in 34 new and 13 existing portfolio companies and funded $174.1 million of investments.
During the nine months ended June 30, 2020, we received $220.5 million of proceeds from prepayments, exits, other paydowns and sales and exited 42 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2020	September 30, 2019
Cost:
Senior secured loans	86.90%	88.33%
OCSI Glick JV subordinated notes	11.79	10.54
OCSI Glick JV equity interests	1.27	1.13
Equity securities, excluding the OCSI Glick JV	0.04	—
Total	100.00%	100.00%

	June 30, 2020	September 30, 2019
Fair value:
Senior secured loans	90.88%	90.85%
OCSI Glick JV subordinated notes	9.08	9.10
Equity securities, excluding the OCSI Glick JV	0.04	0.05
OCSI Glick JV equity interests	—	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2020	September 30, 2019
Cost:
Application Software	13.24%	12.98%
Multi-Sector Holdings (1)	13.06	11.68
Aerospace & Defense	5.59	5.24
Diversified Support Services	4.72	4.38
Advertising	4.29	3.84
Movies & Entertainment	3.33	1.54
Alternative Carriers	2.90	2.70
Commercial Printing	2.74	2.47
Oil & Gas Storage & Transportation	2.52	0.09
Personal Products	2.49	0.48
Data Processing & Outsourced Services	2.49	2.66
Industrial Machinery	2.49	1.49
Pharmaceuticals	2.42	2.01
Health Care Services	2.34	2.74
Publishing	2.18	1.64
Health Care Technology	2.10	1.74
Integrated Telecommunication Services	1.88	2.78
Specialty Chemicals	1.84	0.75
Systems Software	1.78	2.48
Internet Services & Infrastructure	1.76	4.54
Real Estate Services	1.75	1.57
Leisure Facilities	1.64	1.43
Communications Equipment	1.59	1.55
Trading Companies & Distributors	1.58	1.43
Distributors	1.57	—
Specialized Finance	1.51	2.43
Biotechnology	1.41	1.27
Interactive Media & Services	1.40	1.89
Research & Consulting Services	1.33	1.58
Electrical Components & Equipment	1.13	1.02
Metal & Glass Containers	1.12	1.41
Health Care Supplies	1.05	—
Auto Parts & Equipment	1.02	0.92
Oil & Gas Refining & Marketing	0.95	1.89
Household Products	0.90	0.80
Hotels, Resorts & Cruise Lines	0.83	—
Environmental & Facilities Services	0.70	0.67
Restaurants	0.61	—
Independent Power Producers & Energy Traders	0.59	—
Managed Health Care	0.53	—
Electric Utilities	0.35	—
General Merchandise Stores	0.28	0.25
Oil & Gas Exploration & Production	—	2.34
Computer & Electronics Retail	—	1.72
IT Consulting & Other Services	—	1.54
Health Care Equipment	—	1.42
Specialized REITs	—	1.38
Human Resource & Employment Services	—	1.29
Household Appliances	—	1.09
Commodity Chemicals	—	0.78
Oil & Gas Equipment & Services	—	0.10
	100.00%	100.00%

	June 30, 2020	September 30, 2019
Fair value:
Application Software	14.19%	13.52%
Multi-Sector Holdings (1)	9.07	9.10
Aerospace & Defense	5.68	5.44
Diversified Support Services	4.77	4.57
Advertising	4.36	3.51
Movies & Entertainment	3.57	1.61
Alternative Carriers	3.10	2.84
Commercial Printing	2.89	2.58
Personal Products	2.71	0.51
Pharmaceuticals	2.66	2.02
Data Processing & Outsourced Services	2.53	2.81
Oil & Gas Storage & Transportation	2.51	0.09
Health Care Services	2.47	2.88
Publishing	2.37	1.75
Industrial Machinery	2.35	1.54
Health Care Technology	2.27	1.85
Integrated Telecommunication Services	1.92	2.87
Systems Software	1.90	2.59
Specialty Chemicals	1.89	0.62
Internet Services & Infrastructure	1.83	4.77
Real Estate Services	1.81	1.65
Trading Companies & Distributors	1.70	1.50
Distributors	1.68	—
Communications Equipment	1.64	1.57
Specialized Finance	1.64	2.42
Biotechnology	1.55	1.35
Leisure Facilities	1.43	1.50
Interactive Media & Services	1.43	1.99
Research & Consulting Services	1.38	1.72
Metal & Glass Containers	1.19	1.40
Electrical Components & Equipment	1.16	1.01
Health Care Supplies	1.13	—
Auto Parts & Equipment	1.03	0.90
Oil & Gas Refining & Marketing	1.03	2.00
Hotels, Resorts & Cruise Lines	0.98	—
Household Products	0.94	0.80
Environmental & Facilities Services	0.72	0.67
Restaurants	0.68	—
Independent Power Producers & Energy Traders	0.63	—
Managed Health Care	0.55	—
Electric Utilities	0.39	—
General Merchandise Stores	0.27	0.24
Oil & Gas Exploration & Production	—	2.34
Computer & Electronics Retail	—	1.81
Health Care Equipment	—	1.51
Specialized REITs	—	1.45
Human Resource & Employment Services	—	1.34
IT Consulting & Other Services	—	1.34
Household Appliances	—	1.12
Commodity Chemicals	—	0.83
Oil & Gas Equipment & Services	—	0.07
	100.00%	100.00%
___________________
(1)This industry includes our investment in the OCSI Glick JV.

OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. As of June 30, 2020 and September 30, 2019, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 41 and 39 portfolio companies as of June 30, 2020 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, which, as of June 30, 2020, had a reinvestment period end date and maturity date of September 29, 2020 and March 29, 2024, respectively, and permitted borrowings of up to $100.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 1.95% per annum with no LIBOR floor. Under the JV Deutsche Bank Facility, $88.7 million and $91.9 million of borrowings were outstanding as of June 30, 2020 and September 30, 2019, respectively.
On July 8, 2020, the OCSI Glick JV amended the JV Deutsche Bank Facility to (a) establish a waiver period beginning on July 8, 2020 and ending 135 days thereafter, or the JV Waiver Period, during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic and (b) modify the minimum utilization percentage from 75% to 50% until 90 days after the end of the JV Waiver Period.
As of June 30, 2020 and September 30, 2019, the OCSI Glick JV had total assets of $143.3 million and $179.7 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $46.0 million and $54.3 million in the aggregate at fair value as of June 30, 2020 and September 30, 2019, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of June 30, 2020 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of June 30, 2020 and September 30, 2019, of which $73.5 million was from us. As of each of June 30, 2020 and September 30, 2019, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of June 30, 2020 and September 30, 2019, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Senior secured loans (1)	$143,496,890	$177,911,560
Weighted average current interest rate on senior secured loans (2)	5.58%	6.92%
Number of borrowers in the OCSI Glick JV	41	39
Largest loan exposure to a single borrower (1)	$6,994,829	$7,425,000
Total of five largest loan exposures to borrowers (1)	$31,385,428	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of June 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Convoy (Luxembourg) S.À.R.L.	First Lien Term Loan, LIBOR+3.50% cash due 1/18/2027	4.65%	Aerospace & Defense	$2,332,614	$2,320,951	$2,236,394
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.68%	Electrical Components & Equipment	2,683,536	2,625,383	2,448,726	(4)
AI Plex US Acquico LLC	First Lien Term Loan, LIBOR+5.00% cash due 7/31/2026	6.78%	Commodity Chemicals	783,015	682,641	696,230
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%	Pharmaceuticals	6,994,829	6,794,562	6,540,164
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,688,810	1,373,441	597,687	(6)
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	2,992,500	2,962,575	2,618,438	(4)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,249,858	3,240,397	3,207,610	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,740,625	3,654,058	3,482,522
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.19%	Oil & Gas Equipment & Services	4,900,000	4,882,870	3,368,775
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022		Restaurants	4,825,000	4,813,378	1,413,580	(6)
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,121,000	1,064,950	1,076,160	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,600,884	3,564,875	3,465,851	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,593,620	4,489,945	4,338,123	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	5.07%	Biotechnology	4,962,500	4,925,281	4,875,656	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,500,000	2,475,000	2,456,875	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,850,600	5,812,869	5,609,263
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.18%	Research & Consulting Services	5,000,000	4,981,651	4,575,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%	Systems Software	994,961	985,012	963,122	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,925,000	2,820,675	2,767,781
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,289,171	3,256,580	3,016,169
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, 5.50% cash due 7/13/2021	6.50%	Alternative Carriers	398,251	327,042	412,440	(5)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.68%	Electronic Components	1,389,878	1,088,930	1,188,589
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%	Diversified Support Services	4,111,875	4,065,807	4,000,854	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.07%	Diversified Support Services	830,716	820,464	808,229	(4)(5)
Total MHE Intermediate Holdings, LLC				4,942,591	4,886,271	4,809,083
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%	Application Software	1,567,154	1,553,436	1,508,386	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(5,359)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,016)	(4,398)	(4)(5)
Total MRI Software LLC				1,567,154	1,550,991	1,498,629
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.18%	Health Care Technology	3,990,000	3,970,050	3,840,375

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	5.57%	Electrical Components & Equipment	$5,376,250	$5,357,978	$4,973,031
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.67%	Integrated Telecommunication Services	988,000	951,142	983,060	(4)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,822,896	5,784,198	5,710,980
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.07%	Application Software	3,626,277	3,608,146	3,444,963	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,603)	(17,316)	(4)(5)
Total OEConnection LLC				3,626,277	3,606,543	3,427,647
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	2,981,250	2,926,385	2,862,000	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	324,000	318,141	311,040	(4)
Total Olaplex, Inc.				3,305,250	3,244,526	3,173,040
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	2,892,750	2,863,823	2,827,663	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	6.00%	Footwear	6,207,500	6,186,216	4,127,988
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,865,000	5,826,665	5,542,425	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%	Personal Products	6,467,499	6,435,162	6,215,558
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.93%	Application Software	2,886,189	2,689,643	2,555,489	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,974,425	4,954,092	4,402,366
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,617,579	1,615,144	1,103,496
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	2,628,492	2,610,739	2,521,158	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.68%	Health Care Technology	1,738,146	1,724,444	1,685,785	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.56%	Data Processing & Outsourced Services	4,784,240	4,769,365	4,580,910
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000,000	2,977,260	2,265,000	(4)
Total Portfolio Investments				$143,496,890	$141,147,318	$127,598,838
__________
(1) Represents the current interest rate as of June 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of June 30, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.18%, the 60-day LIBOR at 0.24%, the 90-day LIBOR at 0.31% and the 180-day LIBOR at 0.36%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of June 30, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of June 30, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of June 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

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

The cost and fair value of our aggregate investment in the OCSI Glick JV was $73.2 million and $46.0 million, respectively, as of June 30, 2020 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of June 30, 2020, our investment in the Subordinated Notes was on cash non-accrual status and did not earn any interest on the investment for the three months ended June 30, 2020. For the nine months ended June 30, 2020, we earned interest income of $1.4 million on our investment in the Subordinated Notes. For the three and nine months ended June 30, 2019, we earned interest income of $1.5 million and $4.4 million on our investment in the Subordinated Notes, respectively. We did not earn any dividend income for the three and nine months ended June 30, 2020 and 2019 with respect to our investment in the LLC equity interests of the OCSI Glick JV.
Effective April 1, 2020, we and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest for the three months ended June 30, 2020 or September 30, 2020. As of September 30, 2019, the Subordinated Notes bore an interest rate of 1-month LIBOR plus 6.5% per annum.

Below is certain summarized financial information for the OCSI Glick JV as of June 30, 2020 and September 30, 2019 and for the three and nine months ended June 30, 2020 and 2019:

	June 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost June 30, 2020: $141,147,318; cost September 30, 2019: $176,687,612)	$127,598,838	$173,028,098
Cash and cash equivalents	3,672,469	1,096,498
Restricted cash	1,329,379	2,616,125
Other assets	10,727,418	2,937,681
Total assets	$143,328,104	$179,678,402

Senior credit facility payable	$88,681,939	$91,881,939
Subordinated notes payable at fair value (proceeds June 30, 2020: $75,480,629; proceeds September 30, 2019: $75,517,614)	52,561,349	62,087,348
Other liabilities	2,084,816	25,709,115
Total liabilities	$143,328,104	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$143,328,104	$179,678,402

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Selected Statements of Operations Information:
Interest income	$2,216,462	$3,261,956	$7,914,972	$9,471,420
Fee income	20,661	—	249,358	—
Total investment income	2,237,123	3,261,956	8,164,330	9,471,420
Interest expense	1,119,018	2,882,442	4,865,802	8,764,170
Other expenses	28,643	18,865	127,107	132,222
Total expenses (1)	1,147,661	2,901,307	4,992,909	8,896,392
Net unrealized appreciation (depreciation)	1,989,000	(408,962)	958,385	(558,068)
Realized gain (loss)	(3,078,462)	48,313	(4,129,806)	(16,960)
Net income (loss)	$—	$—	$—	$—
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
During the three and nine months ended June 30, 2020 and 2019, we did not sell any debt investments to the OCSI Glick JV.
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
Comparison of Three and Nine Months Ended June 30, 2020 and June 30, 2019
Total Investment Income
Total investment income includes interest on our investments and fee income.

Total investment income for the three months ended June 30, 2020 and 2019 was $8.6 million and $13.8 million, respectively. For the three months ended June 30, 2020, this amount consisted of $8.5 million of interest income from portfolio investments (which included $0.7 million of PIK interest) and $0.1 million of fee income. For the three months ended June 30, 2019, this amount consisted of $13.5 million of interest income from portfolio investments and $0.3 million of fee income. The decrease of $5.2 million in our total investment income for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to a $5.0 million decrease in interest income, which was the result of a lower average yield on our debt investments due to decreases in LIBOR and our investment in the OCSI Glick JV being on cash non-accrual status, as well as a smaller overall portfolio size, and a decrease of $0.2 million in fee income, which was attributable to lower prepayment fees earned.
Total investment income for the nine months ended June 30, 2020 and 2019 was $30.6 million and $37.5 million, respectively. For the nine months ended June 30, 2020, this amount consisted of $29.7 million of interest income from portfolio investments (which included $1.0 million of PIK interest) and $0.9 million of fee income. For the nine months ended June 30, 2019, this amount consisted of $37.0 million of interest income from portfolio investments and $0.5 million of fee income. The decrease of $7.0 million in our total investment income for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, was primarily due to a $7.3 million decrease in interest income, which was the result of a lower average yield on our debt investments due to decreases in LIBOR and our investment in the OCSI Glick JV being on cash non-accrual status, partially offset by a $0.4 million increase in fee income, which was attributable to higher amendment fees and structuring fees earned.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended June 30, 2020 and 2019 were $5.5 million and $7.9 million, respectively. The decrease of $2.4 million in our net expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to a $1.2 million decrease in Part I incentive fees, which was primarily attributable to lower pre-incentive fee net investment income, a $0.9 million decrease in interest expense resulting from decreases in LIBOR and a $0.2 million decrease in professional fees.
Net expenses (expenses net of fee waivers) for the nine months ended June 30, 2020 and 2019 were $18.1 million and $21.6 million, respectively. The decrease of $3.4 million in our net expenses for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, was primarily due to a $1.7 million decrease in Part I incentives fees, which was primarily attributable to lower pre-incentive fee net investment income, a $1.0 million decrease in interest expense resulting from decreases in LIBOR and a $0.7 million decrease in professional fees, general and administrative expenses and administrator expenses.
Net Investment Income
As a result of the $5.2 million decrease in total investment income and the $2.4 million decrease in net expenses, net investment income for the three months ended June 30, 2020 decreased by approximately $2.7 million, as compared to the three months ended June 30, 2019.
As a result of the $7.0 million decrease in total investment income and the $3.4 million decrease in net expenses, net investment income for the nine months ended June 30, 2020 decreased by approximately $3.5 million, as compared to the nine months ended June 30, 2019.
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
During the three months ended June 30, 2020 and 2019, we recorded net realized gains (losses) of $(2.9) million and $0.2 million, respectively, in connection with the exit of various investments. During the nine months ended June 30, 2020 and 2019, we recorded net realized gains (losses) of $(10.8) million and $1.5 million in connection with the exit of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three and nine months ended June 30, 2020 and 2019.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the three months ended June 30, 2020 and 2019, we recorded net unrealized appreciation (depreciation) of $41.9 million and $(2.6) million, respectively. For the three months ended June 30, 2020, this consisted of $35.2 million of unrealized appreciation of debt investments and $6.8 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), partially offset by $0.1 million of unrealized depreciation on foreign currency forward contracts. The unrealized appreciation on investments during the three months ended June 30, 2020 was largely due to price increases on liquid debt investments following the improvement in broader credit market conditions.
For the three months ended June 30, 2019, this consisted of $2.3 million of unrealized depreciation of debt investments, $0.3 million of net unrealized depreciation from exited investments (a portion of which resulted in a reclassification to realized gains) and $0.1 million of unrealized depreciation of foreign currency forward contracts, offset by $0.1 million of unrealized appreciation of equity investments.
For the nine months ended June 30, 2020 and 2019, we recorded net unrealized depreciation of $23.6 million and $13.6 million, respectively. For the nine months ended June 30, 2020, this consisted of $26.7 million of unrealized depreciation of debt investments, offset by $2.9 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses) and $0.3 million of unrealized appreciation on foreign currency forward contracts.
For the nine months ended June 30, 2019, this consisted of $11.7 million of unrealized depreciation of debt investments, $1.9 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains) and $0.1 million of unrealized depreciation of foreign currency forward contracts, offset by $0.1 million of unrealized appreciation of equity investments.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018.  As a result of the effectiveness of the 150% reduced asset coverage requirements, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of June 30, 2020, our debt to equity ratio was 1.25x. Over time and under current market conditions, we generally expect to maintain a debt to equity ratio of 1.20x to 1.60x (i.e., one dollar of equity for each $1.20 to $1.60 of debt outstanding). As of June 30, 2020, we had $312.2 million in senior securities outstanding and our asset coverage ratio was 180.0%.
For the nine months ended June 30, 2020, we experienced a net increase in cash and cash equivalents and restricted cash of $23.8 million. During that period, $19.0 million of cash was provided by operating activities, primarily consisting of $231.0 million of principal payments and proceeds from the sale of investments and the cash activities related to $12.5 million of net investment income, partially offset by cash used to fund $173.5 million of investments and a decrease in net payables from unsettled transactions of $50.5 million. During the same period, cash provided by financing activities was $4.6 million, primarily consisting of $17.5 million of net borrowings under our credit facilities, partially offset by $12.6 million of cash distributions paid to our stockholders.
For the nine months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $2.4 million. During that period, $21.9 million of cash was used by operating activities, primarily consisting of cash used to fund $198.5 million of investment purchases, partially offset by $156.8 million of principal payments and proceeds from the sale of investments, an increase in net payables from unsettled transactions of $3.0 million and the cash activities related to $16.0 million of net investment income. During the same period, cash provided by financing activities was $19.5 million, primarily consisting of $33.2 million of net borrowings under our credit facilities and partially offset by $13.5 million of cash distributions paid to our stockholders.
As of June 30, 2020, we had $37.9 million of cash and cash equivalents (including $7.8 million of restricted cash), portfolio investments (at fair value) of $506.5 million, $1.9 million of interest, dividends and fees receivable, $92.8 million of undrawn capacity under our credit facilities (subject to borrowing base and other limitations), $17.8 million of net receivables from unsettled transactions, $312.2 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $31.6 million. Pursuant to the terms of the Citibank Facility (as defined below), we were restricted in terms of access to $3.0 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of June 30, 2020, $4.0 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility (as defined below). As of June 30, 2020, $0.8 million was restricted due to minimum balance requirements under the East West Bank Facility (as defined below). As of June 30, 2020, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
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
Significant Capital Transactions
The following table reflects the quarterly distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
November 12, 2019	December 13, 2019	December 31, 2019	0.155	4,503,016	7,793	64,334
January 31, 2020	March 13, 2020	March 31, 2020	0.155	4,489,700	14,852	77,648
April 30, 2020	June 15, 2020	June 30, 2020	0.125	3,589,622	14,977	93,725
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Citibank Facility
As of June 30, 2020 and September 30, 2019, we were able to borrow $180 million (subject to borrowing base and other limitations) under a revolving credit facility with us, as collateral manager, OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and Wells Fargo Bank, N.A., as collateral agent, or the Citibank Facility. As of June 30, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of June 30, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of June 30, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of June 30, 2020, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of each of June 30, 2020 and September 30, 2019, we had $119.1 million and $126.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.296% and 4.559% for the nine months ended June 30, 2020, and 2019, respectively. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $1.0 million and $3.7 million, respectively, related to the Citibank Facility.  For the three and nine months ended June 30, 2019, we recorded interest expense (inclusive of fees) of $1.7 million and $4.8 million, respectively, related to the Citibank Facility.

East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility (subject to borrowing base and other limitations) with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. As of June 30, 2020, borrowings under the East West Bank Facility bear an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate, in each case with a 3.5% floor. The East West Bank Facility matures on January 6, 2021. As of June 30, 2020, the minimum asset coverage ratio applicable to us under the East West Bank Facility is 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility requires us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
On April 7, 2020, we amended the East West Bank Facility to, among other things, reduce the required minimum net assets from $225 million to $185 million commencing with the quarter ended March 31, 2020. As of June 30, 2020, we were in compliance with all financial covenants under the East West Bank Facility.
As of June 30, 2020 and September 30, 2019, we had $20.0 million and $11.0 million of borrowings outstanding under the East West Bank Facility, respectively. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.208% and 5.485% for the nine months ended June 30, 2020 and 2019, respectively. For the three and nine months ended June 30, 2020, we recorded interest expense of $0.2 million and $0.6 million, respectively, related to the East West Bank Facility. For the three and nine months ended June 30, 2019, we recorded interest expense of $0.2 million and $0.4 million, respectively, related to the East West Bank Facility.
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
As of June 30, 2020, (a) OCSI Senior Funding Ltd. may request drawdowns under the under the Deutsche Bank Facility until September 30, 2020 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2021, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $200 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.25% through September 30, 2020, following which the interest rate will reset to three-month LIBOR plus 2.40% for the remaining term of the Deutsche Bank Facility. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of June 30, 2020, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
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
As of June 30, 2020 and September 30, 2019, we had $173.1 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the nine months ended June 30, 2020 and 2019, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 3.911% and 4.553%, respectively. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $1.8 million and $5.6 million, respectively. For the three and nine months ended June 30, 2019, we recorded interest expense (inclusive of fees) of $2.0 million and $5.6 million, respectively, related to the Deutsche Bank Facility.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2020 and September 30, 2019, our only off-balance sheet arrangements consisted of $31.6 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of June 30, 2020 and September 30, 2019 is shown in the table below:

	June 30, 2020	September 30, 2019
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
Athenex, Inc.	8,544,880	—
MHE Intermediate Holdings, LLC	5,260,514	4,466,338
MRI Software LLC	961,717	—
OEConnection LLC	735,931	731,183
Accupac, Inc.	716,984	—
Apptio, Inc.	692,308	692,308
iCIMs, Inc.	294,118	294,118
Coyote Buyer, LLC	156,507	—
PaySimple, Inc.	152,444	2,450,000
GKD Index Partners, LLC	88,889	444,444
Ministry Brands, LLC	42,500	80,000
4 Over International, LLC	—	60,629
Mindbody, Inc.	—	952,381
Total	$31,644,821	$24,169,430
 ___________
(1) This investment was on cash non-accrual status as of June 30, 2020.
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility and the Deutsche Bank Facility:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of June 30, 2020	Weighted average debt outstanding for the nine months ended June 30, 2020	Maximum debt outstanding for the nine months ended June 30, 2020
Citibank Facility	$126,056,800	$119,056,800	$127,173,589	$129,056,800
Deutsche Bank Facility	157,600,000	173,100,000	169,975,912	181,600,000
East West Bank Facility	11,000,000	20,000,000	14,602,190	22,500,000
Total debt	$294,656,800	$312,156,800	$311,751,691

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and East West Bank Facility:

	Payments due by period as of June 30, 2020
	Total	< 1 year	1-3 years	3-5 years
Citibank Facility	$119,056,800	$—	$—	$119,056,800
Interest due on Citibank Facility	8,088,463	2,652,551	5,305,102	130,810
Deutsche Bank Facility	173,100,000	173,100,000	—	—
Interest due on Deutsche Bank Facility	4,507,586	4,507,586	—	—
East West Bank Facility	20,000,000	20,000,000	—	—
Interest due on East West Bank Facility	364,384	364,384	—	—
Total	$325,117,233	$200,624,521	$5,305,102	$119,187,610

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

Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, an affiliate of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Oaktree Capital Group, LLC. See “Note 11. Related Party Transactions - Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On July 31, 2020, our Board of Directors declared a quarterly distribution of $0.125 per share, payable in cash on September 30, 2020 to stockholders of record on September 15, 2020.
Deutsche Bank Facility Amendment
On July 8, 2020, we amended the Deutsche Bank Facility to (a) establish a waiver period beginning on July 8, 2020 and ending 135 days thereafter, or the Waiver Period, during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic and (b) modify the minimum utilization percentage from 80% to 50% until 90 days after the end of the Waiver Period.

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
As of June 30, 2020, 98.7%% of our debt investment portfolio (at fair value) and 98.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020		September 30, 2019
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$221,618,292	44.34%	$178,473,379	29.90%
>0% and <1%	7,151,652	1.43	9,012,119	1.51
1%	264,511,171	52.92	409,325,610	68.59
>1%	6,540,303	1.31	—	—
Total Floating Rate Investments	$499,821,418	100.00%	$596,811,108	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$9,527,855	$(7,673,920)	$1,853,935
200	7,221,948	(6,113,136)	1,108,812
150	4,916,041	(4,552,352)	363,689
100	2,631,231	(2,991,568)	(360,337)
50	936,958	(1,460,784)	(523,826)

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
50	$(406,962)	$1,136,915	$729,953
100	(406,962)	2,002,415	1,595,453
150	(406,962)	2,381,296	1,974,334
200 (1)	(406,962)	2,381,296	1,974,334

 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$34,202,811	$—	$13,063,815	$—
Prime rate	2,775,040	—	7,392,651	—
LIBOR:
30 day	281,406,410	20,000,000	408,142,675	11,000,000
60 day	11,305,000	—	2,000,000	—
90 day	192,327,757	292,156,800	179,653,417	283,656,800
180 day	56,046,581	—	20,311,944	—
360 day	8,439,101	—	—	—
UK LIBOR:
30 day	—	—	6,161,500	—
Fixed rate	6,835,903	—	—	—
Total	$593,338,603	$312,156,800	$636,726,002	$294,656,800

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three and nine months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.
Global economic, political and market conditions caused by the current public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments in major jurisdictions, including the United States, the United Kingdom, France, Italy, South Korea and China, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores.  As such restrictions and closures have impacted supply chains, consumer demand and/or the operations of many business, uncertainty surrounding the full economic impact of the coronavirus pandemic contributed to significant market volatility and disruption, which may have long-term effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties or deterioration in the United States and worldwide.

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

In addition, the restrictions and closures and related market conditions resulted in certain of our portfolio companies halting or significantly curtailing operations and negatively affected the supply chains of certain of our portfolio companies.  The financial results of middle-market companies, like those in which we invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increased health and safety expenses, payroll costs and other operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Fourth Amendment to Loan and Security Agreement, dated as of April 7, 2020, by and between East West Bank and the Company (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2020).
10.2	Investment Advisory Agreement, dated as of May 4, 2020, by and between the Company and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2020).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: August 7, 2020