Form 10-K
period 2020-09-30
Oaktree Strategic Income Corp
filed 2020-11-19
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2020 was $122,830,348. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 29,466,768 shares of common stock outstanding as of November 17, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2020

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
We are externally managed by Oaktree Fund Advisors, LLC, which we also refer to as “Oaktree” or our “Adviser,” pursuant to an investment advisory agreement, or the Investment Advisory Agreement, between the Company and Oaktree. Oaktree is an affiliate of Oaktree Capital Management, L.P., or OCM, the Company's external investment adviser from October 17, 2017 through May 3, 2020, and a subsidiary of Oaktree Capital Group, LLC, or OCG. In 2019, Brookfield Asset Management, Inc., which we refer to as "Brookfield," acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator,” a subsidiary of OCM, provides certain administrative and other services necessary for us to operate.
Our investment objective is to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. We invest in companies that typically possess resilient business models with strong underlying fundamentals. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. To a lesser extent, we may also invest in unsecured loans, including subordinated loans, issued by private middle-market companies, senior and subordinated loans issued by public companies and equity investments.
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
Our portfolio totaled $502.3 million at fair value as of September 30, 2020 and was composed of 78 portfolio companies, including our investment in subordinated notes and limited liability company, or LLC, equity interests in OCSI Glick JV LLC, or the OCSI Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies. At fair value as of September 30, 2020, 89.7% of our portfolio consisted of senior secured debt investments, 9.8% of the portfolio consisted of investments in the subordinated notes of the OCSI Glick JV and 0.5% consisted of equity investments. The weighted average annual yield of our debt investments at fair value as of September 30, 2020, including the return on our subordinated note investment in the OCSI Glick JV, was approximately 6.3%, including 5.3% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. See “—Investments—OCSI Glick JV” below for additional information regarding our investment in OCSI Glick JV.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a Business Development Company, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. At a special meeting of stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us, effective as of July 11, 2018. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2020, we had a debt to equity ratio of 1.00x (i.e., one dollar of equity for each $1.00 of debt outstanding). Under current market conditions, we generally expect to target a debt to equity ratio of 1.00x to 1.40x (i.e., one dollar of equity for each $1.00 to $1.40 of debt outstanding).
On October 28, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Oaktree Specialty Lending Corporation, a Delaware corporation, or OCSL, Lion Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of OCSL, or Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as OCSL’s wholly-owned subsidiary, or the Merger, and, immediately thereafter, we will merge with and into OCSL, with OCSL continuing as the surviving company, or together with the Merger, the Mergers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Merger Agreement” for further information regarding the Merger Agreement and the Mergers.
Our Adviser
We are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Our Adviser, an affiliate of OCM, is a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of our Adviser and its affiliates have been investing together for over 34 years and have generated impressive investment performance through multiple market cycles. Our Adviser and its affiliates emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a 120-year history and approximately $550 billion of assets under management (inclusive of Oaktree) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, OCG's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and OCM is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser and its affiliates believe that their defining characteristic is adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals, or the Investment Professionals, as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2020, our Adviser and its affiliates had more than 1,000 professionals in 19 cities and 14 countries, including 39 portfolio managers with an average experience of 25 years and approximately 1,000 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy, consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in the discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of the Adviser and its affiliates and the individual employee’s performance and level of responsibility.

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
Strategic Credit
Our Adviser's affiliates officially launched the Strategic Credit strategy in early 2013 as a step-out from the Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high-yield bond creditors. The strategy seeks to achieve an attractive total return by investing in public and private revenue-generating, performing debt.
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
The Investment Professionals employ a fundamental, value-driven opportunistic approach to credit investing, which seeks to benefit from the resources, relationships and proprietary information of the global investment platform of our Adviser and its affiliates.
Our Administrator
We entered into an administration agreement, as amended from time to time, or the Administration Agreement, with Oaktree Administrator, a Delaware limited liability company and a wholly owned subsidiary of OCM. The principal executive offices of Oaktree Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, Oaktree Administrator provides services to us, and we reimburse Oaktree Administrator for costs and expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
Business Strategy
Our investment objective is to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation. We invest in companies across a variety of industries that typically possess resilient business models with strong underlying fundamentals. We deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams. Our Adviser intends to implement the following business strategy to achieve our investment objective:
•Emphasis on Proprietary Deals.    Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate and, to a lesser extent strategically accessing the broadly syndicated and private placement markets. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $19 billion in over 350 directly originated loans, and the platform has the capacity to invest in large deals and to solely underwrite transactions.
•Focus On Quality Companies And Extensive Diligence. Our Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Adviser intends to focus on companies with resilient business models, strong underlying fundamentals, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.
•Disciplined Portfolio Management. Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and, with the exception of investment vehicles with a diversified portfolio, limiting positions to no more than 5% of our portfolio.
•Manage Risk Through Loan Structures. Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions in an effort to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The platform of our Adviser and its affiliates has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by providing fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which has allowed us to invest and lend during the COVID-19 pandemic and other times of market stress when our competitors may halt or reduce investment activity.
•Concentrate on Floating Rate Senior Loans. We intend to concentrate on first lien secured loans that bear interest based on a floating rate. We believe that these loans, which are supported by a pledge of collateral, minimize the risk of principal loss.
•Completion of Rotation out of Non-Core Investments.    Since an Oaktree affiliate became our investment adviser, Oaktree and its affiliates have reduced the investments identified as non-core by approximately $250 million at fair value. Oaktree intends to (1) continue to rotate out of a small number of investments where the underlying business fundamentals may expose us to significant risk of loss of principal, (2) focus on increasing the size of private first lien investments originated on Oaktree's platform (which we call "core investments" and (3) supplement the portfolio with broadly syndicated and select privately placed loans.
Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy and important during times of market dislocation, including during the COVID-19 pandemic. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
Identification of Investment Opportunities
The Investment Professionals employ a rigorous process to identify and evaluate potential investments. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, market-level changes and company characteristics.
Macro Factors
Macro factors that drive market dislocations occur throughout the global economy and include sovereign debt crises, political elections, global pandemics, including the current COVID-19 pandemic, and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Investment Professionals believe are well below or above their intrinsic values.
Market-Level Changes
We believe that many commercial banks have decreased their lending to middle-market companies in recent years, which has created an opportunity for non-traditional market participants. In addition, we believe that traditional capital providers are focusing on only higher-quality and more liquid opportunities. The lower-rated portion of the market is often less efficiently priced due to limited capital availability, which allows for more attractive risk and return opportunities.
Company Characteristics
Company-specific factors that drive market dislocations include over-leveraged balance sheets, near-term liquidity or maturity issues, secular pressures on businesses, acute shock to company operations (including from government shutdowns), asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or obligations or require a highly structured direct loan.
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

•Covenant Protections.    We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

•Sustainable Cash Flow.  Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies, companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.

•Experienced Management Team.    We generally will look to invest in portfolio companies with an experienced management team and proper incentive arrangements, including equity compensation, to induce management to succeed and to act in concert with our interests as investors.

•Strong Relative Position in Its Market.    We intend to target companies with what we believe to be established and leading market positions within their respective markets and well-developed long-term business strategies.

•Exit Strategy.   We generally intend to invest in companies that we believe will provide us with the opportunity to exit our investments in three to eight years, including through (1) the repayment of the remaining principal outstanding at maturity, (2) the recapitalization of the company resulting in our debt investments being repaid or (3) the sale of the company resulting in the repayment of all of its outstanding debt.

•Geography.    As a Business Development Company, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with Investment Company Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process
Our investment process consists of the following five distinct stages.
Source
Strategic Credit has dedicated sourcing professionals and also leverages its strong market presences and relationships across the global platform of our Adviser and its affiliates to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
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
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser monitors each portfolio company to be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
In addition, in light of the COVID-19 pandemic, our Adviser has been in close contact with many of our portfolio companies to understand their liquidity and solvency positions. We believe that these efforts to closely monitor and identify vulnerable investments will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
Investments
Our investment objective is to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing middle-market companies primarily with senior secured debt financings that pay us interest at a floating rate. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of these criteria. Our Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings enabling our Adviser to focus on risk control. Most of our debt investments are collateralized by a first lien on the assets of the portfolio company. As of September 30, 2020, 89.7% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. Our Adviser is generally focused on middle-market companies. A substantial source of return is monthly or quarterly interest that we collect on our debt investments, including payment-in-kind, or PIK, interest which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our debt investments generally consist of the following:

•First Lien Loans.    Our first lien loans generally have terms of three to seven years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.
•Unitranche Loans.    Our unitranche loans generally have terms of five to seven years and provide for a variable or fixed interest rate, contain prepayment penalties and are generally secured by a first priority security interest in all existing and future assets of the borrower. Our unitranche loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit. Unitranche loans typically provide a borrower with all of its capital except for common equity often with higher interest rates than those associated with traditional first lien loans.
•Second Lien Loans.    Our second lien loans generally have terms of five to eight years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower.
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
OCSI Glick JV
We and GF Equity Funding co-invest through the OCSI Glick JV, an unconsolidated Delaware limited liability company. The OCSI Glick JV was formed in October 2014 and began investing in April 2015 primarily in senior secured loans of middle market companies. We co-invest in these securities with GF Equity Funding through our investment in the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and all portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by its investment committee consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes, or the Subordinated Notes. Additionally, the OCSI Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, with a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and, as of September 30, 2020, permits up to $90.0 million of borrowings. As of September 30, 2020 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. At September 30, 2020, we had funded approximately $84.0 million of our commitment. As of September 30, 2020, our investment in the OCSI Glick JV was approximately $49.4 million at fair value. We do not consolidate the OCSI Glick JV in our Consolidated Financial Statements. As of September 30, 2020, OCSI Glick JV was invested in a portfolio of senior secured loans to 40 portfolio companies in industries similar to the companies in our portfolio.
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

Investment Advisory Agreement
The following is a description of the Investment Advisory Agreement. From October 17, 2017 through May 3, 2020, we were externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, we and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM.

Management Services
Subject to the overall supervision of our Board of Directors, Oaktree manages our day-to-day operations and provides us with investment advisory services. Under the Investment Advisory Agreement, Oaktree:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make;
•executes, closes, monitors and services the investments we make;
•determines what securities and other assets we purchase, retain or sell;
•performs due diligence on prospective portfolio companies; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably required for the investment of our funds.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:
•No incentive fee is payable to Oaktree in any quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets.
•100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. We refer to this portion of the incentive fee on income as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 1.8182% on net assets in any fiscal quarter.
•For any quarter in which our pre-incentive fee net investment income exceeds 1.8182% on net assets, the incentive fee on income is equal to 17.5% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.
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

1.Represents 6.0% annualized preferred return.
2.Represents 1.0% annualized management fee.
3.The “catch-up” provision is intended to provide our Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a preferred return did not apply when our net investment income exceeds 1.50% in any calendar quarter and is not applied once our Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-incentive fee net investment income is the portion that exceeds the 1.50% preferred return but is less than or equal to approximately 1.8182% (that is, 1.50% divided by (1 - 0.175)) in any fiscal quarter.

Example 2: Incentive Fee on Capital Gains under the Investment Advisory Agreement
Assumptions
•Year 1: $10 million investment made in Company A (“Investment A”), $10 million investment made in Company B (“Investment B”), $10 million investment made in Company C (“Investment C”), $10 million investment made in Company D (“Investment D”) and $10 million investment made in Company E (“Investment E”).
•Year 2: Investment A sold for $20 million, fair market value (“FMV”) of Investment B determined to be $8 million, FMV of Investment C determined to be $12 million, and FMV of Investments D and E each determined to be $10 million.
•Year 3: FMV of Investment B determined to be $8 million, FMV of Investment C determined to be $14 million, FMV of Investment D determined to be $14 million and FMV of Investment E determined to be $16 million.
•Year 4: Investment D sold for $12 million, FMV of Investment B determined to be $10 million, FMV of Investment C determined to be $16 million and FMV of Investment E determined to be $14 million.
•Year 5: Investment C sold for $20 million, FMV of Investment B determined to be $14 million and FMV of Investment E determined to be $10 million.
•Year 6: Investment B sold for $16 million and FMV of Investment E determined to be $8 million.
•Year 7: Investment E sold for $8 million and FMV.

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

The Incentive Fee on Capital Gains under the Investment Advisory Agreement would be:
•Year 1:    None

•Year 2:    Capital Gains Fee = 17.5% multiplied by ($10 million realized capital gains on sale of Investment A less $2 million cumulative capital depreciation) = $1.4 million

•Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million

Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser (as defined below) at the end of each quarter. In order to ensure that our Former Adviser received any compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the Investment Advisory Agreement covered the entire quarter in which the Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and OCM were serving as investment adviser. This structure allowed OCM to pay our Former Adviser the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017 of $0.3 million.
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

Fee Waiver

         For the two-year period commencing on October 17, 2017, OCM waived management and incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
Organization of our Adviser
Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal address of our Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the Investment Advisory Agreement
Our Board of Directors met in person with OCM to consider the Investment Advisory Agreement on May 3, 2019. At the in-person meeting held on May 3, 2019, our Board of Directors, including all of the independent directors, unanimously approved the Investment Advisory Agreement. Such independent directors met separately with independent counsel in connection with their review of the Investment Advisory Agreement and the Brookfield transaction. In reaching its decision to approve the Investment Advisory Agreement, our Board of Directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by OCM at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Investment Advisory Agreement, our Board of Directors considered, among other things:

•the nature, extent and quality of services performed by OCM;
•the investment performance of us and funds managed by OCM with a similar investment objective to us;
•the costs of services provided and the profits realized by OCM and its affiliates from their relationship with us;
•the possible economies of scale that would be realized due to our growth;
•whether fee levels reflect such economies of scale for the benefit of investors;
•comparisons of services rendered to and fees paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other OCM clients; and
•whether consummation of the Brookfield transaction would have any effect on the above considerations.

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
Our Board of Directors met with Oaktree and OCM to consider to the approval of the novation and assumption of the Investment Advisory Agreement by OCM and Oaktree, respectively, and of the new Investment Advisory Agreement between the Company and Oaktree. On April 30, 2020, our Board of Directors, including all of the independent directors, unanimously approved the novation and assumption of the Investment Advisory Agreement with OCM and entry into the Investment Advisory Agreement with Oaktree. In reaching such decision, our Board of Directors considered, among other items, that the level and quality of services and the personnel providing such services would remain unchanged, that Oaktree and OCM are under common control and that the terms and conditions of the Investment Advisory Agreement (other than the parties) would remain unchanged.

Payment of Our Expenses
Our primary operating expenses are the payment of (i) a base management fee and any incentive fees and (ii) the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement. Our management fee compensates our Adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•expenses of offering our debt and equity securities;
•the investigation and monitoring of our investments;
•the cost of calculating our net asset value;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•management and incentive fees payable pursuant to the Investment Advisory Agreement;
•fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•transfer agent, trustee and custodial fees;
•interest payments and other costs related to our borrowings;
•fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;
•any exchange listing fees;
•federal, state and local taxes;
•independent directors’ fees and expenses;
•brokerage commissions;
•costs of mailing proxy statements, stockholders’ reports and notices;
•costs of preparing government filings, including periodic and current reports with the SEC;
•fidelity bond, liability insurance and other insurance premiums; and
•printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our administrator or us in connection with administering our business, including payments under the Administration Agreement.
Former Investment Advisory Agreement
Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, which we refer to as our “Former Adviser”. The following is a description of the Former Investment Advisory Agreement, which was terminated on October 17, 2017.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, a publicly-traded Business Development Company, and Oaktree Strategic Income II, Inc., or OSI II, a private Business Development Company. All of our executive officers serve in substantially similar capacities for OCSL and OSI II, all of our independent directors serve as independent directors of OCSL, and one of our independent directors serves as an independent director of OSI II. OCSL has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. OSI II also makes similar investments. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSL, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders.
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
In addition, on October 18, 2017, affiliates of our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We, with our Adviser and certain other affiliates, have submitted an application to the SEC for exemptive relief that would modify the terms of our existing exemptive relief to allow proprietary accounts to participate in co-investment transactions subject to certain conditions. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

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
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:
•at all times during each taxable year, have in effect an election to be treated as a Business Development Company under the Investment Company Act;

•derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•diversify our holdings so that at the end of each quarter of the taxable year:

◦(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
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
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.
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
Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on public companies and their insiders. For example:

•pursuant to Rule 13a-14 under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. If we become an "accelerated filer" as defined in the rules promulgated under the Exchange Act, our independent registered public accounting firm will be required to audit our internal control over financial reporting.
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
An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.
•As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies. These and future investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
•Global economic, political and market conditions, including those caused by the current public health crisis, have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.
•Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.
•A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
•Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
•Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•There are significant potential conflicts of interest that could adversely impact our investment returns.
•Regulations governing our operation as a Business Development Company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
•Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.
•Shares of closed-end investment companies, including Business Development Companies, may trade at a discount to their net asset value.
•The market price of our common stock may fluctuate significantly.
•There are risks related to the Mergers that could adversely affect us or our stockholders.

•Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
Risks Relating to the COVID-19 Pandemic
Global economic, political and market conditions caused by the current public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments around the world, including the United States, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores.  Such restrictions and closures impacted supply chains, consumer demand and/or the operations of many businesses. As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus pandemic and the long-term effects on the U.S. and global financial markets.

Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held and, if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the restrictions and closures and related market conditions resulted in, and if re-imposed in the future, could further result in certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies. The financial results of middle-market companies, like those in which we invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increased health and safety expenses, payroll costs and other operating expenses.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.
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
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined (to the extent it continues beyond 2021). Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings.
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
It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard. In anticipation of the cessation of LIBOR, we may need to renegotiate our credit facilities and any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provision that cause the interest rate to shift to the base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.
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
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. When our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the Investment Company Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). We cannot assure you that equity financing will be available to us on favorable terms, or at all.  If additional funds are not available to us, we could be forced to curtail or cease new investment activities.
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
We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we may use the net proceeds to pay down outstanding debt or we may invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.
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
Risks Relating to Conflicts of Interest
Our base management fee may induce our Adviser to incur leverage.
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
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, a publicly-traded Business Development Company, and OSI II, a private Business Development Company. All of our executive officers serve in substantially similar capacities for OCSL and OSI II, all of our independent directors serve as independent directors of OCSL, and one of our independent directors serves as an independent director of OSI II. OCSL has historically invested in debt and equity of small and mid-sized companies, primarily in connection with investments by private equity sponsors, including in middle-market companies similar to those we target for investment. OSI II also makes similar investments. In addition, though not the primary focus of its investment portfolio, OCSL’s investments also include floating rate senior loans. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSL, OSI II and us as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. An investment in us is not an investment in any of these other entities.
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
In addition, on October 18, 2017, affiliates of our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as our Adviser, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. We, with our Adviser and certain other affiliates, have submitted an application to the SEC for exemptive relief that would modify the terms of our existing exemptive relief to allow proprietary accounts to participate in co-investment transactions subject to certain conditions. We may also invest alongside funds managed by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
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
Risks Relating to Our Use of Leverage and Our Credit Facilities
Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our common stock, including the likelihood of default. We borrow under our revolving credit facility with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian, or the Citibank Facility, and our wholly-owned subsidiary’s revolving credit facility with us as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, or the Deutsche Bank Facility, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
As of September 30, 2020, we had $119.1 million of outstanding indebtedness under the Citibank Facility, $137.6 million outstanding indebtedness under the Deutsche Bank Facility and $10.9 million of secured borrowings. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2020 was 2.6% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2020 total assets of at least 1.31%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.
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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-22.65%	-12.63%	-2.61%	7.40%	17.42%
For purposes of this table, we have assumed $534.3 million in total assets (less all liabilities and indebtedness not represented by senior securities), $267.6 million in debt outstanding, $266.7 million in net assets as of September 30, 2020, and a weighted average interest rate of 2.6% as of September 30, 2020 (exclusive of deferred financing costs). Actual interest payments may be different.
We are subject to certain risks associated with our credit facilities.
As of September 30, 2020, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities or future credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.
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

Risks Related to Distributions
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
To maintain our tax status as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of the sum of our net taxable income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are and may, in the future, be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.
•The 90% Gross Income Test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.
•The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could cause us to incur substantial losses.

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
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash (which generally may not be less than 20% of the value of the overall distribution, or 10% for distributions declared on or after April 1, 2020 and on or before December 31, 2020), each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on a distribution, such sales may put downward pressure on the trading price of our stock.
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
Among other things, our portfolio companies:
•may have limited financial resources, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms;
•may not have collateral sufficient to pay any outstanding interest or principal due to us in the event of a default by these companies;
•are more likely to depend on the management talents and efforts of a small group of people; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•may have difficulty accessing the capital markets to fund capital needs, which may limit their ability to grow or repay outstanding indebtedness at maturity;
•may not have audited financial statements or be subject to the Sarbanes-Oxley Act and other rules that govern public companies;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition.

These factors may make certain of our portfolio companies more susceptible to the adverse effects of the COVID-19 pandemic and resulting government regulations. As a result of the limitations associated with certain of our portfolio companies, we must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. In addition, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

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
As of September 30, 2020, a portion of our investments are, and may continue to be, denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
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
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of Business Development Companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•inability to obtain any exemptive relief that may be required by us from the SEC;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and Business Development Companies;
•loss of our Business Development Company or RIC status;
•changes in earnings or variations in operating results or distributions that exceed our net investment income;
•increases in expenses associated with defense of litigation and responding to SEC inquiries;
•changes in accounting guidelines governing valuation of our investments;
•changes in the value of our portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of our portfolio companies;
•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•departure of our Adviser’s key personnel; and
•general economic trends and other external factors, including those related to the COVID-19 pandemic.
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
Risks Relating to the Mergers
Because the market price of OCSL Common Stock and the net asset value per share of our common stock and OCSL Common Stock (as defined below) will fluctuate, our stockholders cannot be sure of the market value of the consideration they will receive in connection with the Mergers until the closing date of the Mergers.
At the effective time of the Merger, or the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by OCSL or any of its consolidated subsidiaries, or the Cancelled Shares) will be converted into the right to receive a number of shares of common stock, par value $0.01 per share, of OCSL, or OCSL Common Stock, equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares. The market value of such consideration to be received by our stockholders upon completion of the Mergers, or the Merger Consideration, may vary from the closing price of our common stock and OCSL Common Stock, respectively, on the date the Mergers were announced, on the date of the special meeting of our stockholders to consider the adoption of the Merger Agreement and approval of the Mergers, or the Special Meeting, and on the date the Mergers are completed. Any change in the market price of OCSL Common Stock prior to completion of the Mergers will affect the market value of the Merger Consideration that our stockholders will receive upon completion of the Mergers. Additionally, the Exchange Ratio will fluctuate as our and OCSL’s respective net asset values change prior to the closing date of the Mergers.
Accordingly, at the time of the Special Meeting, our stockholders will not know or be able to calculate the market value of the Merger Consideration they would receive upon completion of the Mergers. Neither we nor OCSL is permitted to terminate the Merger Agreement or resolicit the vote of our respective stockholders solely because of changes in the market price of shares of OCSL Common Stock. There will be no adjustment to the Merger Consideration for changes in the market price of shares of OCSL Common Stock.
Changes in the market price of OCSL Common Stock may result from a variety of factors, including, among other things:
•significant volatility in the market price and trading volume of securities of Business Development Companies or other companies in OCSL’s sector, which are not necessarily related to the operating performance of these companies;
•inability to obtain any exemptive relief that may be required by OCSL from the SEC;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and Business Development Companies;
•loss of OCSL’s Business Development Company or RIC status;
•changes in earnings or variations in operating results or distributions that exceed OCSL’s net investment income;
•increases in expenses associated with defense of litigation and responding to SEC inquiries;
•changes in accounting guidelines governing valuation of OCSL’s investments;
•changes in the value of OCSL’s portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of OCSL’s portfolio companies;
•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•departure of Oaktree’s key personnel; and
•general economic trends and other external factors, including those related to the COVID-19 pandemic.
These factors are generally beyond the control of OCSL. The range of high and low closing sales prices per share of OCSL Common Stock as reported on Nasdaq for the three months ended September 30, 2020 was a low of $4.29 and a high of $5.23. However, historical trading prices are not necessarily indicative of future performance. You should obtain current market quotations for shares of OCSL Common Stock prior to the Special Meeting.
Sales of shares of OCSL Common Stock after the completion of the Mergers may cause the trading price of OCSL Common Stock to decline.
For illustrative purposes, based on September 30, 2020 net asset values and excluding transaction costs and other tax-related distributions, OCSL would issue approximately 1.394 shares of OCSL Common Stock pursuant to the Merger Agreement for each share of our common stock outstanding, resulting in pro forma ownership of 22.6% for our current stockholders and 77.4% for current OCSL stockholders. Following completion of the Mergers, certain of our former stockholders may be required to or decide to sell the shares of OCSL Common Stock that they receive pursuant to the Merger Agreement. In addition, OCSL’s stockholders may decide not to hold their shares of OCSL Common Stock after completion of the Mergers. In each case, such sales of OCSL Common Stock could have the effect of depressing the trading price for OCSL

Common Stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair OCSL’s ability to raise additional capital through the sale of equity securities should OCSL desire to do so.
Most of our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers unless they hold a comparable or greater percentage ownership in OCSL as they do in us prior to the Mergers. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, we and OCSL may issue additional shares of our common stock and OCSL Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.
OCSL may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with OCSL’s investment portfolio, the integration of our business with OCSL’s business and the ability to rotate certain of our current investments into higher yielding assets. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into OCSL’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
OCSL also expects to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these potential synergies and cost savings could ultimately be incorrect. The cost savings estimates also assume OCSL will be able to combine our operations and OCSL’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if OCSL is not able to successfully combine our investment portfolio or business with OCSL’s operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.
The opinion delivered to the Special Committee and our Board of Directors from the financial advisor to the Special Committee will not reflect changes in circumstances between the signing of the Merger Agreement and completion of the Mergers.
The opinion of the financial advisor to a special committee comprised solely of certain of our independent directors, or the Special Committee, was delivered to the Special Committee and our Board of Directors on, and was dated, October 28, 2020. Changes in our or OCSL’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us or OCSL may significantly alter our value or the price of shares of OCSL Common Stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:
•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed; and
•we may not be able to find a party willing to pay an equivalent or more attractive price than the price OCSL agreed to pay in the Mergers.

The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $5.7 million payable by third parties to OCSL under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of our and OCSL’s respective stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our stockholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our stockholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that OCSL’s stockholders approve the issuance of shares of OCSL Common Stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If OCSL’s stockholders do not approve the issuance of shares of OCSL Common Stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our and OCSL’s stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
We may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.
Certain conditions to our obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement with OCSL. In the event that any such waiver does not require resolicitation of stockholders, we will have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of our and OCSL’s stockholders, however, cannot be waived.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.
The market price of OCSL Common Stock after the Mergers may be affected by factors different from those affecting OCSL Common Stock currently.
Our business and OCSL’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of OCSL Common Stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations and trading price of each of us and OCSL, such as a larger stockholder base, a different portfolio composition and a different capital structure.
Accordingly, OCSL’s historical trading prices and financial results may not be indicative of such matters for the combined company following the Mergers.
General Risk Factors
Economic recessions or downturns, such as the current recession, may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
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
When recessionary conditions exist, such as current recession, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, there can be reduced demand for certain of our portfolio companies’ products and services and/or other economic consequences, such as decreased margins or extended payment terms. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU on January 31, 2020, the transition and its surrounding negotiations are ongoing, which creates uncertainty, which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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

PART II — OTHER INFORMATION

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the Nasdaq Global Select Market under the symbol “OCSI.” The following table sets forth, for each fiscal quarter during the last two most recently completed fiscal years and for the current fiscal year, the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market, the premium (discount) of sales price to our net asset value, or NAV, and the distributions declared by us for each fiscal quarter:

		Sale Price
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Cash Distribution per Share (3)
Year ended September 30, 2019
First quarter	$9.43	$8.68	$7.52	(8.0)%	(20.3)%	$0.155
Second quarter	$9.74	$8.67	$7.66	(11.0)%	(21.4)%	$0.155
Third quarter	$9.71	$8.81	$8.10	(9.3)%	(16.6)%	$0.155
Fourth quarter	$9.65	$8.50	$7.54	(11.9)%	(21.9)%	$0.155
Year ended September 30, 2020
First quarter	$9.71	$8.40	$8.00	(13.5)%	(17.6)%	$0.155
Second quarter	$7.17	$8.50	$4.28	18.5%	(40.3)%	$0.155
Third quarter	$8.47	$6.70	$4.88	(20.9)%	(42.4)%	$0.125
Fourth quarter	$9.05	$7.00	$6.10	(22.7)%	(32.6)%	$0.125
Year ending September 30, 2021
First quarter (through November 17, 2020)	*	$7.27	$6.32	*	*	$0.145 (4)
__________
* Not determinable at the time of filing.
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low sales price less NAV, divided by NAV.
(3)Represents the distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. Distributions by us are generally taxable to U.S. stockholders as ordinary income or capital gains.
(4)On November 13, 2020, our Board of Directors declared a distribution of $0.145 per share payable on December 31, 2020 to stockholders of record on December 15, 2020.
The last reported price for our common stock on November 17, 2020 was $7.19 per share, which represented a 20.6% discount to our NAV as of September 30, 2020. As of November 17, 2020, we had six stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2020.
Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Strategic Income Corporation’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo BDC Total Return Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2015 and its relative performance is tracked through September 30, 2020. The stock performance graph shows returns during management by the Former Adviser for the period from September 30, 2015 through October 16, 2017 and during management by Oaktree and its affiliates for the period from October 17, 2017 through September 30, 2020.

	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020
Oaktree Strategic Income Corporation	100.00	109.48	123.46	130.83	134.48	114.79
S&P 500	100.00	115.43	136.91	161.43	168.30	193.80
Russell 2000 Financial Services	100.00	115.91	141.96	151.60	149.55	115.08
Wells Fargo BDC Total Return Index	100.00	121.53	133.53	137.98	148.03	114.90

Stock Repurchase Program
We did not repurchase shares of our common stock during the years ended September 30, 2020 and 2019.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan fees	Up to $15	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	1.93%	(5)
Incentive fees (17.5%)	0.70%	(6)
Interest payments on borrowed funds (including other costs of servicing and offering debt securities)	3.15%	(7)
Other expenses	1.39%	(8)
Acquired fund fees and expenses	1.62%	(9)
Total annual expenses	8.79%	(10)
__________
(1)If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses.
(3)The expenses of administering our dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees under the plan are paid by us. If a participant elects by notice to the plan administrator in advance of termination to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of up to $15 plus a $0.10 per share fee from the proceeds.
(4)Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.
(5)Under the Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.00% of the average value of our total gross assets at the end of the two most recently completed quarters, including any investment made with borrowings, but excluding cash and cash equivalents. For purposes of this table, we have assumed $514.9 million of total gross assets (excluding cash and cash equivalents), which was the actual amount of our total gross assets as of September 30, 2020. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” for additional information.
(6)The incentive fee consists of two parts. Under the Investment Advisory Agreement, the incentive fee on income is calculated and payable quarterly in arrears based upon our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature. See “Item 1. Business - Investment Advisory and Management Agreement - Management Fee” for additional information.

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

For the two-year period commencing on October 17, 2017, OCM agreed to waive, to the extent necessary, any management or incentive fees payable to OCM that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. For illustrative purposes, however, the table above assumes that no management or incentive fees payable to OCM were waived by OCM pursuant to this waiver.

The incentive fee referenced in the table above is based on actual amounts of the incentive fee on income incurred during the year ended September 30, 2020 and the capital gains incentive fee payable under the Investment Advisory Agreement as of September 30, 2020.
(7)“Interest payments on borrowed funds (including other costs of servicing and offering debt securities)” is calculated as the weighted average interest rate in effect as of September 30, 2020 multiplied by the actual debt outstanding as of September 30, 2020 of $267.6 million. The weighted average interest rate for our borrowings as of September 30, 2020 was 2.6% (exclusive of deferred financing costs). The amount of leverage that we employ at any particular time will depend on, among other things, our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.
(8)“Other expenses” are based on estimated amounts for the current fiscal year. These expenses include certain expenses allocated to us under the Investment Advisory Agreement, including travel expenses incurred by the Adviser’s personnel in connection with investigating and monitoring our investments, such as investment due diligence.
(9)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be an investment company under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act ("Acquired Funds") in which we invest. This amount includes the annual expenses of the OCSI Glick JV. There are no fees paid by the OCSI Glick JV to the Adviser. See "Management Discussion and Analysis - OCSI Glick JV LLC" and Note 3 to our Consolidated Financial Statements in this Form 10-K for more information on the OCSI Glick JV. The annual expenses of the OCSI Glick JV include interest payments on the Subordinated Notes held by GF Debt Funding, which represented 4.8% of such expenses, and exclude interest payments on the Subordinated Notes held by us. During the year ended September 30, 2020, the Subordinated Notes did not pay interest during the March 31, 2020, June 30, 2020 and September 30, 2020 quarters and was on non-accrual status as of September 30, 2020.
(10)“Total annual expenses” is presented as a percentage of net assets attributable to common stockholders because our common stockholders bear all of our fees and expenses and includes all fees and expenses of our consolidated subsidiaries. “Total annual expenses” does not reflect any potential provision (benefit) for income taxes because of the uncertainties associated with determining such amounts in future periods.

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

An investor would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains)	$81	$244	$411	$840
Assuming a 5% annual return (assumes return entirely from net realized capital gains)	$98	$293	$489	$978
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee based on pre-incentive fee net investment income under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger a greater incentive fee, our expenses, and returns to our investors, would be higher. For purposes of this example, we have assumed that as of October 1, 2020, the sum of our realized capital losses and unrealized capital depreciation on a cumulative basis since October 1, 2018 equals zero. In addition, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the cash distribution payable to a participant by either (i) the greater of (a) the current NAV per share of our common stock and (b) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our Board of Directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below NAV.
Financial Highlights

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014	Period from June 29, 2013 (commencement of operations) through September 30, 2013
Net asset value per share at beginning of period	$9.65	$10.04	$9.97	$11.06	$12.11	$12.65	$15.11	$—
Net investment income (2)	0.55	0.72	0.67	0.76	0.86	0.96	0.62	—
Net unrealized appreciation (depreciation) (2)	(0.24)	(0.47)	0.97	(0.60)	(0.58)	(0.43)	0.24	0.12
Net realized gains (losses) (2)	(0.35)	(0.02)	(0.94)	(0.45)	(0.43)	0.01	0.14	0.01
Distributions of net investment income to stockholders	(0.56)	(0.62)	(0.56)	(0.80)	(0.90)	(1.07)	(0.62)	—
Tax return of capital	—	—	(0.07)	—	—	—	(0.39)	—
Net issuance of common stock	—	—	—	—	—	(0.01)	(2.45)	14.98
Net asset value per share at end of period	$9.05	$9.65	$10.04	$9.97	$11.06	$12.11	$12.65	$15.11
Per share market value at beginning of period	$8.25	$8.65	$8.80	$8.56	$8.73	$11.82	$13.54	$15.00
Per share market value at end of period	$6.51	$8.25	$8.65	$8.80	$8.56	$8.73	$11.82	$13.54
Total return (3)	(13.98)%	2.83%	5.90%	12.51%	9.44%	(15.76)%	(8.20)%	(9.73)%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768	6,666,768	100
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768	6,666,768
Net assets at beginning of period	$284,450,006	$295,745,420	$293,636,434	$325,829,394	$356,807,103	$372,677,678	$100,705,269	$1,500
Net assets at end of period	$266,681,411	$284,450,006	$295,745,420	$293,636,434	$325,829,394	$356,807,103	$372,677,678	$100,705,269
Average net assets (4)	$257,184,310	$286,712,068	$294,285,497	$316,440,902	$332,486,362	$368,839,422	$132,873,801	$80,133,138
Ratio of net investment income to average net assets	6.30%	7.37%	6.72%	7.09%	7.59%	7.67%	4.34%	0.08%
Ratio of total expenses to average net assets	9.20%	10.11%	9.72%	7.71%	8.44%	6.29%	5.20%	2.14%
Ratio of net expenses to average net assets	9.07%	9.94%	9.48%	7.63%	8.44%	6.29%	5.08%	2.14%
Ratio of portfolio turnover to average investments at fair value	41.25%	34.11%	74.88%	46.80%	28.02%	21.48%	78.96%	16.44%
Weighted average outstanding debt (5)	$306,450,172	$290,086,937	$269,760,689	$267,608,526	$303,204,218	$243,240,691	$49,833,018	$—
Average debt per share (2)	$10.40	$9.84	$9.15	$9.08	$10.29	$8.25	$5.36	$—
Asset coverage ratio at end of period (6)	199.66%	196.54%	207.52%	211.67%	211.43%	210.46%	—	—

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $267.6 million, $294.7 million, $275.1 million, $263.0 million, $292.4 million and $323.0 million as of September 30, 2020, 2019, 2018, 2017, 2016 and 2015, respectively. As of September 30, 2014 and 2013, the Company did not have any outstanding senior securities.

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
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Consolidated Financial Statements and Supplementary Data." The financial information as of and for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016 set forth below was derived from our audited financial statements and related notes, which are included in "Consolidated Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of and for the Years Ended
	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016
Statement of Operations data:
Total investment income	$39,534,044	$49,627,470	$47,670,547	$46,571,856	$53,426,234
Base management fee	5,642,982	5,875,236	5,657,786	5,654,699	6,134,304
Part I incentive fee	1,873,858	4,293,999	2,923,076	3,236,320	5,211,729
Part II incentive fee	—	—	—	—	—
Fees waived	(322,121)	(489,275)	(702,261)	(6,232)	(6,232)
All other expenses	16,135,825	18,807,259	20,020,614	15,265,376	16,793,749
Net investment income	16,203,500	21,140,251	19,771,332	22,421,693	25,292,684
Net unrealized appreciation (depreciation)	(7,158,267)	(13,705,282)	28,615,535	(17,803,657)	(16,980,524)
Net realized gains (losses)	(10,312,436)	(460,987)	(27,713,818)	(13,384,915)	(12,769,777)
Net increase (decrease) in net assets resulting from operations	(1,267,203)	6,973,982	20,673,049	(8,766,879)	(4,457,617)
Per share data:
Net asset value per common share at period end	$9.05	$9.65	$10.04	$9.97	$11.06
Market price at period end	6.51	8.25	8.65	8.80	8.56
Net investment income	0.55	0.72	0.67	0.76	0.86
Net realized and unrealized gains (losses)	(0.59)	(0.48)	0.03	(1.06)	(1.01)
Net increase (decrease) in net assets resulting from operations	(0.04)	0.24	0.70	(0.30)	(0.15)
Distributions per common share	0.56	0.62	0.63	0.80	0.90
Balance Sheet data at period end:
Total investments at fair value	$502,293,365	$597,104,447	$556,841,828	$560,436,660	$573,604,381
Cash, cash equivalents and restricted cash	29,500,427	14,051,632	16,431,787	43,012,387	28,815,679
Other assets	12,575,852	12,177,635	11,858,255	5,213,604	19,997,081
Total assets	544,369,644	623,333,714	585,131,870	608,662,651	622,417,141
Total liabilities	277,688,233	338,883,708	289,386,450	315,026,217	296,587,747
Total net assets	266,681,411	284,450,006	295,745,420	293,636,434	325,829,394
Other data:
Weighted average yield on debt investments (1)	6.30%	7.42%	7.70%	7.52%	8.58%
Number of portfolio companies at period end	78	84	75	67	63

(1)Weighted average yield is calculated based upon our debt investments at fair value at the end of the period.

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
•the ability of Oaktree to reposition our portfolio and to implement Oaktree’s future plans with respect to our business;
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
•general considerations associated with the COVID-19 pandemic;
•the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•the effects of disruption on our business from the proposed Mergers;
•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our stockholders or the stockholders of OCSL with respect to the proposals submitted for their approval in connection with the Mergers; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $250 million, at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $37 million at fair value as of September 30, 2020.
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
As of September 30, 2020, 98.1% of our debt investment portfolio (at fair value) and 98.3% of our debt portfolio (at cost) bore interest at floating rates indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decreases in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction or waiver of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate.  The reinvestment period of each of our borrowing facilities in place as of September 30, 2020 ends prior to the end of 2021 (and therefore prior to any phase out of LIBOR); however, we expect that any refinancings or future borrowing facilities that bear interest at floating rates indexed to LIBOR (or certain amendments to current borrowing facilities) would include procedures for the selection of a replacement reference rate following any phase out of LIBOR.  Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable.  This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower.  In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Alternatively, certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact

LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard.
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
The fair value of our investments as of September 30, 2020 and September 30, 2019 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2020, 94.9% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

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
As of September 30, 2020 and September 30, 2019, approximately 92.3% and 95.8%, respectively, of our total assets represented investments at fair value.
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
As of September 30, 2020, there was one investment on which we had stopped accruing cash and/or PIK interest or OID income. During the year ended September 30, 2020, we restructured our investment in the Subordinated Notes to provide, among other things, that the Subordinated Notes will not pay interest beginning on the April 15, 2020 scheduled coupon date through the January 15, 2021 scheduled coupon date. Given that the Subordinated Notes will not pay interest for four consecutive quarters, our investment in the Subordinated Notes was on cash non-accrual status and we did not recognize any interest income from the OCSI Glick JV during the nine months ended September 30, 2020.
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
Dividend Income
We generally recognize dividend income on the ex-dividend date for public securities and the record date for private equity investments. Distributions received from private equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from private equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in OCSI Glick JV. As of September 30, 2020, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years).
During the year ended September 30, 2020, we originated $224.5 million of investment commitments in 43 new and 16 existing portfolio companies and funded $226.0 million of investments.
During the year ended September 30, 2020, we received $292.1 million of proceeds from prepayments, exits, other paydowns and sales and exited 48 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2020	September 30, 2019
Cost:
Senior secured loans	86.16%	88.33%
OCSI Glick JV subordinated notes	12.07	10.54
OCSI Glick JV equity interests	1.32	1.13
Equity securities, excluding the OCSI Glick JV	0.45	—
Total	100.00%	100.00%

	September 30, 2020	September 30, 2019
Fair value:
Senior secured loans	89.69%	90.85%
OCSI Glick JV subordinated notes	9.84	9.10
Equity securities, excluding the OCSI Glick JV	0.47	0.05
OCSI Glick JV equity interests	—	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2020	September 30, 2019
Cost:
Multi-Sector Holdings (1)	13.36%	11.68%
Application Software	10.43	12.98
Aerospace & Defense	5.68	5.24
Diversified Support Services	4.89	4.38
Advertising	4.48	3.84
Movies & Entertainment	3.09	1.54
Integrated Telecommunication Services	2.87	2.78
Commercial Printing	2.84	2.47
Data Processing & Outsourced Services	2.61	2.66
Industrial Machinery	2.55	1.49
Health Care Supplies	2.50	—
Personal Products	2.49	0.48
Pharmaceuticals	2.47	2.01
Health Care Services	2.43	2.74
Biotechnology	2.28	1.27
Health Care Technology	2.18	1.74
Oil & Gas Storage & Transportation	2.04	0.09
Specialty Chemicals	1.86	0.75
Systems Software	1.84	2.48
Real Estate Services	1.81	1.57
Publishing	1.79	1.64
Leisure Facilities	1.74	1.43
Internet Services & Infrastructure	1.66	4.54
Trading Companies & Distributors	1.64	1.43
Distributors	1.63	—
Specialized Finance	1.55	2.43
Alternative Carriers	1.55	2.70
Fertilizers & Agricultural Chemicals	1.51	—
Research & Consulting Services	1.38	1.58
Electrical Components & Equipment	1.17	1.02
Auto Parts & Equipment	1.06	0.92
Internet & Direct Marketing Retail	1.00	—
Oil & Gas Refining & Marketing	0.99	1.89
Metal & Glass Containers	0.98	1.41
Insurance Brokers	0.95	—
Hotels, Resorts & Cruise Lines	0.86	—
Environmental & Facilities Services	0.72	0.67
Restaurants	0.63	—
Household Products	0.62	0.80
Independent Power Producers & Energy Traders	0.61	—
Managed Health Care	0.55	—
Electric Utilities	0.36	—
General Merchandise Stores	0.30	0.25
Specialized REITs	0.05	1.38
Oil & Gas Exploration & Production	—	2.34
Interactive Media & Services	—	1.89
Computer & Electronics Retail	—	1.72
Communications Equipment	—	1.55
IT Consulting & Other Services	—	1.54
Health Care Equipment	—	1.42
Human Resource & Employment Services	—	1.29
Household Appliances	—	1.09
Commodity Chemicals	—	0.78
Oil & Gas Equipment & Services	—	0.10
	100.00%	100.00%

	September 30, 2020	September 30, 2019
Fair value:
Application Software	11.13%	13.52%
Multi-Sector Holdings (1)	9.84	9.10
Aerospace & Defense	5.67	5.44
Diversified Support Services	4.96	4.57
Advertising	4.44	3.51
Movies & Entertainment	3.26	1.61
Commercial Printing	2.94	2.58
Integrated Telecommunication Services	2.91	2.87
Personal Products	2.72	0.51
Data Processing & Outsourced Services	2.70	2.81
Health Care Supplies	2.68	—
Pharmaceuticals	2.67	2.02
Health Care Services	2.54	2.88
Biotechnology	2.48	1.35
Industrial Machinery	2.37	1.54
Health Care Technology	2.34	1.85
Oil & Gas Storage & Transportation	2.11	0.09
Systems Software	1.95	2.59
Specialty Chemicals	1.94	0.62
Publishing	1.93	1.75
Real Estate Services	1.88	1.65
Distributors	1.73	—
Trading Companies & Distributors	1.73	1.50
Internet Services & Infrastructure	1.65	4.77
Specialized Finance	1.64	2.42
Fertilizers & Agricultural Chemicals	1.62	—
Alternative Carriers	1.62	2.84
Research & Consulting Services	1.45	1.72
Leisure Facilities	1.45	1.50
Electrical Components & Equipment	1.22	1.01
Internet & Direct Marketing Retail	1.10	—
Auto Parts & Equipment	1.10	0.90
Insurance Brokers	1.05	—
Metal & Glass Containers	1.03	1.40
Hotels, Resorts & Cruise Lines	1.03	—
Oil & Gas Refining & Marketing	1.02	2.00
Environmental & Facilities Services	0.75	0.67
Restaurants	0.71	—
Household Products	0.66	0.80
Independent Power Producers & Energy Traders	0.63	—
Managed Health Care	0.58	—
Electric Utilities	0.39	—
General Merchandise Stores	0.30	0.24
Specialized REITs	0.08	1.45
Oil & Gas Exploration & Production	—	2.34
Interactive Media & Services	—	1.99
Computer & Electronics Retail	—	1.81
Communications Equipment	—	1.57
Health Care Equipment	—	1.51
Human Resource & Employment Services	—	1.34
IT Consulting & Other Services	—	1.34
Household Appliances	—	1.12
Commodity Chemicals	—	0.83
Oil & Gas Equipment & Services	—	0.07
	100.00%	100.00%
___________________
(1)This industry includes our investment in the OCSI Glick JV.

OCSI Glick JV
In October 2014, we entered into an LLC agreement with GF Equity Funding to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for the Subordinated Notes. As of September 30, 2020 and September 30, 2019, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 40 and 39 portfolio companies as of September 30, 2020 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The JV Deutsche Bank Facility, which, as of September 30, 2020, had a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.65% per annum with a 0.25% LIBOR floor as of September 30, 2020. Under the JV Deutsche Bank Facility, $80.7 million and $91.9 million of borrowings were outstanding as of September 30, 2020 and September 30, 2019, respectively.
As of September 30, 2020, the JV Deutsche Bank Facility includes a waiver period (which extends through January 3, 2021) during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic (subject to OCSI Glick JV’s ability to earlier terminate such period in certain circumstances).
As of September 30, 2020 and September 30, 2019, the OCSI Glick JV had total assets of $137.9 million and $179.7 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $49.4 million and $54.3 million in the aggregate at fair value as of September 30, 2020 and September 30, 2019, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2020 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of September 30, 2020 and September 30, 2019, of which $73.5 million was from us. As of each of September 30, 2020 and September 30, 2019, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of September 30, 2020 and September 30, 2019, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Senior secured loans (1)	$143,138,964	$177,911,560
Weighted average current interest rate on senior secured loans (2)	5.56%	6.92%
Number of borrowers in the OCSI Glick JV	40	39
Largest loan exposure to a single borrower (1)	$6,994,829	$7,425,000
Total of five largest loan exposures to borrowers (1)	$31,371,046	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	$2,671,716	$2,616,725	$2,558,168	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,994,829	6,808,979	6,773,337
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	2,985,000	2,955,150	2,567,100	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,684,513	1,352,429	743,814	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,201,353	3,194,577	3,178,943	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,731,250	3,648,256	3,470,063
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	4,887,066	4,870,862	3,733,376
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+8.00% cash due 8/23/2022		Restaurants	5,004,489	4,813,378	1,526,369	(6)
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,118,198	1,062,723	1,109,811	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,591,768	3,555,850	3,421,159	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,582,107	4,482,733	4,453,258	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	4,950,000	4,912,875	4,912,875	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,493,750	2,468,813	2,486,992	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,835,900	5,800,375	5,762,951
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	5,000,000	4,982,443	4,825,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	992,422	982,498	980,642	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,887,500	2,790,416	2,699,813
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,277,221	3,249,274	3,011,753
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	398,251	328,422	414,511	(5)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%	Electronic Components	1,386,341	1,100,748	1,294,496
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,101,250	4,058,056	3,991,747	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	828,579	818,379	806,456	(4)
Total MHE Intermediate Holdings, LLC				4,929,829	4,876,435	4,798,203
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,614,980	1,601,301	1,575,954	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(3,454)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(763)	(1,568)	(4)(5)
Total MRI Software LLC				1,614,980	1,599,109	1,570,932
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	3,980,000	3,960,100	3,899,584
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	5,362,500	5,345,242	5,121,188
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	985,530	950,121	986,762	(4)

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	$5,807,651	$5,770,724	$5,706,017
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	3,727,256	3,709,171	3,685,325	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,048)	(2,654)	(4)(5)
Total OEConnection LLC				3,727,256	3,708,123	3,682,671
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	2,962,500	2,910,467	2,962,500	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	162,000	156,467	162,000	(4)(5)
Total Olaplex, Inc.				3,124,500	3,066,934	3,124,500
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,885,500	1,866,645	1,860,366	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	6,239,067	6,212,276	4,382,944
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,850,000	5,813,914	5,645,250	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	6,451,250	6,418,993	6,427,573
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	2,878,863	2,692,385	2,595,483	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,961,637	4,942,580	4,690,806
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,616,127	1,613,862	1,224,798
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	1,557,649	1,540,707	1,534,775	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	1,733,723	1,720,364	1,722,238	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	4,771,728	4,756,892	4,682,258
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,987,500	4,788,469	4,839,970	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000,000	2,978,243	2,340,000	(4)
Total Portfolio Investments				$143,138,964	$140,599,644	$130,760,749
__________
(1) Represents the interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.27%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment is held by both us and the OCSI Glick JV as of September 30, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

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
__________
(1) Represents the interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
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

The cost and fair value of our aggregate investment in the OCSI Glick JV was $72.2 million and $49.4 million, respectively, as of September 30, 2020 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of September 30, 2020, our investment in the Subordinated Notes was on cash non-accrual status. For the years ended September 30, 2020, 2019 and 2018, we earned interest income of $1.4 million, 5.9 million and $6.1 million, respectively, on our investment in the Subordinated Notes, of which $0.0 million, $0.0 million and $2.2 million was PIK interest income, respectively. We did not earn any dividend income for the years ended September 30, 2020, 2019 and 2018 with respect to our investment in the LLC equity interests of the OCSI Glick JV.
During the year ended September 30, 2020, in order to realign the OCSI Glick JV for current market conditions, we and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020, July 15, 2020, October 15, 2020 or January 15, 2021 coupon dates. As of September 30, 2019, the Subordinated Notes bore an interest rate of 1-month LIBOR plus 6.5% per annum.

Below is certain summarized financial information for the OCSI Glick JV as of September 30, 2020 and September 30, 2019 and for the years ended September 30, 2020, 2019 and 2018:

	September 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2020: $140,599,644; cost September 30, 2019: $176,687,612)	$130,760,749	$173,028,098
Cash and cash equivalents	3,574,960	1,096,498
Restricted cash	1,106,829	2,616,125
Other assets	2,475,078	2,937,681
Total assets	$137,917,616	$179,678,402

Senior credit facility payable	$80,681,939	$91,881,939
Subordinated notes payable at fair value (proceeds September 30, 2020: $74,337,772; proceeds September 30, 2019: $75,517,614)	56,469,250	62,087,348
Other liabilities	766,427	25,709,115
Total liabilities	$137,917,616	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$137,917,616	$179,678,402

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$9,994,321	$12,446,772	$9,823,972
Fee income	301,288	29,999	77,999
Total investment income	10,295,609	12,476,771	9,901,971
Interest expense	5,585,942	11,597,998	11,433,877
Other expenses	159,836	176,358	211,874
Total expenses (1)	5,745,778	11,774,356	11,645,751
Net unrealized appreciation (depreciation)	(382,788)	(183,384)	10,626,928
Realized gain (loss)	(4,167,043)	(519,031)	(8,883,148)
Net income (loss)	$—	$—	$—
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
During the years ended September 30, 2020, 2019 and 2018, we did not sell any debt investments to the OCSI Glick JV.
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

Comparison of Years Ended September 30, 2020 and September 30, 2019
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the years ended September 30, 2020 and 2019 was $39.5 million and $49.6 million, respectively. For the year ended September 30, 2020, this amount primarily consisted of $38.4 million of interest income from portfolio investments (which included $2.0 million of PIK interest) and $1.2 million of fee income. For the year ended September 30, 2019, this amount consisted of $49.0 million of interest income from portfolio investments and $0.6 million of fee income. The decrease of $10.1 million in our total investment income for the year ended September 30, 2020, as compared to the year ended September 30, 2019, was primarily due to a $10.6 million decrease in interest income, which was the result of a lower average yield on our debt investments due to decreases in LIBOR, our investment in the OCSI Glick JV being on cash non-accrual status and a smaller overall portfolio size, partially offset by a $0.5 million increase in fee income, which was attributable to higher amendment fees and structuring fees earned.
Expenses
Net expenses (expenses net of fee waivers) for the year ended September 30, 2020 and 2019 were $23.3 million and $28.5 million, respectively. The decrease of $5.2 million in our net expenses for the year ended September 30, 2020, as compared to the year ended September 30, 2019, was primarily due to a $2.3 million decrease in Part I incentives fees (net of waivers), which was primarily attributable to lower pre-incentive fee net investment income, a $2.1 million decrease in interest expense resulting from decreases in LIBOR and a $0.6 million decrease in professional fees, general and administrative expenses and administrator expenses.
Net Investment Income
As a result of the $10.1 million decrease in total investment income and the $5.2 million decrease in net expenses, net investment income for the year ended September 30, 2020 decreased by approximately $4.9 million, as compared to the year ended September 30, 2019.
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
During the years ended September 30, 2020 and 2019, we recorded net realized losses of $10.3 million and $0.5 million in connection with the exit of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2020 and 2019.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the years ended September 30, 2020 and 2019, we recorded net unrealized depreciation of $7.2 million and $13.7 million, respectively. For the year ended September 30, 2020, this consisted of $10.8 million of unrealized depreciation of debt investments and $0.2 million of unrealized depreciation on foreign currency forward contracts, offset by $3.8 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses). For the year ended September 30, 2019, this consisted of $12.4 million of unrealized depreciation of debt investments and $1.3 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments.
Comparison of Years Ended September 30, 2019 and September 30, 2018
The comparison of the fiscal years ended September 30, 2019 and 2018 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2019 which is incorporated by reference herein.

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. We generally expect to fund the growth of our investment portfolio through additional debt and equity capital, which may include securitizing a portion of our investments. We cannot assure you, however, that our efforts to grow our portfolio will be successful.  For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per share. We intend to continue to generate cash primarily from cash flows from operations, including interest earned, and future borrowings. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018.  As a result of the effectiveness of the 150% reduced asset coverage requirements, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of September 30, 2020, our debt to equity ratio was 1.00x. Under current market conditions, we generally expect to target a debt to equity ratio of 1.00x to 1.40x (i.e., one dollar of equity for each $1.00 to $1.40 of debt outstanding). As of September 30, 2020, we had $267.6 million in senior securities outstanding and our asset coverage ratio was 199.7%.
For the year ended September 30, 2020, we experienced a net increase in cash and cash equivalents and restricted cash of $15.4 million. During that period, $59.6 million of cash was provided by operating activities, primarily consisting of $304.7 million of principal payments and proceeds from the sale of investments and the cash activities related to $16.2 million of net investment income, partially offset by cash used to fund $224.0 million of investments and a decrease in net payables from unsettled transactions of $36.3 million. During the same period, cash used in financing activities was $44.3 million, primarily consisting of $38.0 million of net repayments under our credit facilities and $16.2 million of cash distributions paid to our stockholders, partially offset by proceeds from secured borrowings of $10.9 million.
For the year ended September 30, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $2.4 million. During that period, $3.7 million of cash was used by operating activities, primarily consisting of cash used to fund $249.1 million of investment purchases, partially offset by $197.0 million of principal payments and proceeds from the sale of investments, an increase in net payables from unsettled transactions of $28.8 million and the cash activities related to $21.1 million of net investment income. During the same period, cash provided by financing activities was $1.3 million, primarily consisting of $19.6 million of net borrowings under our credit facilities and partially offset by $18.1 million of cash distributions paid to our stockholders.
For the year ended September 30, 2018, we experienced a net decrease in cash and cash equivalents and restricted cash of $26.6 million. During that period, $18.3 million of cash was used in operating activities, primarily consisting of cash used to fund $455.0 million of investment purchases and a $44.7 million decrease in net payables from unsettled transactions, partially offset by $464.3 million of principal payments and proceeds from the sale of investments and the cash activities related to $19.8 million of net investment income. During the same period, cash used in financing activities was $8.2 million, primarily consisting of $192.1 million of net borrowings under our credit facilities, $180 million of net repayments of notes under our $309.0 million debt securitization completed on May 28, 2015, or the 2015 Debt Securitization, and $18.3 million of cash distributions paid to our stockholders and $1.8 million of deferred financing costs paid.
As of September 30, 2020, we had $29.5 million of cash and cash equivalents (including $4.4 million of restricted cash), portfolio investments (at fair value) of $502.3 million, $1.3 million of interest, dividends and fees receivable, $83.3 million of undrawn capacity under our credit facilities (subject to borrowing base and other limitations), $3.7 million of net receivables from unsettled transactions, $256.7 million of borrowings outstanding under our revolving credit facilities, $10.9 million of secured borrowings and unfunded commitments of $33.7 million. Pursuant to the terms of the Citibank Facility, we were restricted in terms of access to $2.0 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of September 30, 2020, $2.1 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility, and $0.3 million was held at U.S. Bank National Association as collateral in connection with the ISDA Master Agreement with JPMorgan Chase Bank N.A. As of September 30, 2020, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.

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
Significant Capital Transactions
The following table reflects the quarterly distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.19	$5,439,519	18,809	$159,167
February 5, 2018	March 15, 2018	March 30, 2018	0.14	4,091,583	4,204	33,764
May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
November 19, 2018	December 17, 2018	December 28, 2018	0.155	4,513,238	6,888	54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
November 12, 2019	December 13, 2019	December 31, 2019	0.155	4,503,016	7,793	64,334
January 31, 2020	March 13, 2020	March 31, 2020	0.155	4,489,700	14,852	77,648
April 30, 2020	June 15, 2020	June 30, 2020	0.125	3,589,622	14,977	93,725
July 31, 2020	September 15, 2020	September 30, 2020	0.125	3,627,206	8,490	56,141
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Citibank Facility
As of September 30, 2020 and September 30, 2019, we were able to borrow $180 million (subject to borrowing base and other limitations) under the Citibank Facility. As of September 30, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of September 30, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of September 30, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of September 30, 2020, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of September 30, 2020 and September 30, 2019, we had $119.1 million and $126.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.052%, 4.463% and 4.264% for the years ended September 30, 2020, 2019 and 2018, respectively. For the years ended September 30, 2020, 2019 and 2018, we recorded interest expense (inclusive of fees) of $4.6 million, $6.4 million and $4.2 million, respectively, related to the Citibank Facility.
Deutsche Bank Facility
On September 24, 2018, OCSI Senior Funding Ltd., our wholly-owned subsidiary, entered into the Deutsche Bank Facility. As of September 30, 2020, (a) OCSI Senior Funding Ltd. may request drawdowns under the under the Deutsche Bank Facility until September 30, 2021 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2022, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $160 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.65% through September 30, 2021, following which the interest rate will reset to three-month LIBOR plus 2.80% for the remaining term of the Deutsche Bank Facility, in each case with a 0.25% LIBOR floor. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of September 30, 2020, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
As of September 30, 2020, the Deutsche Bank Facility includes a waiver period (which extends through January 3, 2021) during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic (subject to our ability to earlier terminate such period in certain circumstances).
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
As of September 30, 2020 and September 30, 2019, we had $137.6 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the years ended September 30, 2020, 2019 and for the period from September 24, 2018 through September 30, 2018, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 3.634%, 4.524%, and 4.266%, respectively. For the years ended September 30, 2020 and 2019 and for the period from September 24, 2018 through September 30, 2018, we recorded interest expense (inclusive of fees) of $7.1 million, $7.5 million and $0.1 million, respectively.
East West Bank Facility
On January 6, 2016, we entered into a five-year, $25 million senior secured revolving credit facility (subject to borrowing base and other limitations) with the lenders referenced therein, U.S. Bank National Association, as custodian, and East West Bank as secured lender, or, as amended, the East West Bank Facility. On September 30, 2020, we repaid all amounts outstanding under the East West Bank Facility, following which the facility was terminated. Prior to its termination on September 30, 2020, borrowings under the East West Bank Facility bore an interest rate of either (i) LIBOR plus 2.85% per annum or (ii) East West Bank’s prime rate, in each case with a 3.5% floor. The East West Bank Facility would have otherwise matured on January 6, 2021. Prior to its termination on September 30, 2020, the minimum asset coverage ratio applicable to us under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility required us to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2020, we had no borrowings outstanding under the East West Bank Facility. As of September 30, 2019, we had $11.0 million of borrowings outstanding under the East West Bank Facility. Our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.059%, 5.407% and 4.949% for the years ended September 30, 2020, 2019 and 2018, respectively. For the years ended September 30, 2020, 2019 and 2018, we recorded interest expense of $0.7 million, $0.6 million and $0.6 million, respectively, related to the East West Bank Facility.
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
For the year ended September 30, 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Year ended September 30, 2018
Interest expense	$7,123,152
Loan administration fees	93,209
Amortization of debt issuance costs	2,224,132
Total interest and other debt financing expenses	$9,440,493
Cash paid for interest expense	$8,469,735
Annualized average interest rate	4.170%
Average outstanding balance	$176,875,000

Secured Borrowings
As of September 30, 2020, we had $10.9 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 60 days of the trade date. We had no secured borrowings outstanding as of September 30, 2019. For the year ended September 30, 2020, we recorded less than $0.1 million of interest expense in connection with secured borrowings. Our secured borrowings bore interest at a weighted average rate of 3.27% for the year ended September 30, 2020.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2020 and September 30, 2019, our only off-balance sheet arrangements consisted of $33.7 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of September 30, 2020 and September 30, 2019 is shown in the table below:

	September 30, 2020	September 30, 2019
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
Athenex, Inc.	5,316,815	—
MHE Intermediate Holdings, LLC	5,254,516	4,466,338
MRI Software LLC	2,721,132	—
NeuAG, LLC	1,059,000	—
Ardonagh Midco 3 PLC	1,002,320	—
Mindbody, Inc.	952,381	952,381
Accupac, Inc.	716,984	—
Apptio, Inc.	692,308	692,308
OEConnection LLC	501,353	731,183
Olaplex, Inc.	486,000	—
Coyote Buyer, LLC	391,267	—
iCIMs, Inc.	294,118	294,118
Immucor, Inc.	189,438	—
GKD Index Partners, LLC	88,889	444,444
Ministry Brands, LLC	42,500	80,000
PaySimple, Inc.	—	2,450,000
4 Over International, LLC	—	60,629
Total	$33,707,050	$24,169,430
 ___________
(1) This investment was on cash non-accrual status as of September 30, 2020.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the East West Bank Facility, the Deutsche Bank Facility and Secured Borrowings:

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of September 30, 2020	Weighted average debt outstanding for the year ended September 30, 2020	Maximum debt outstanding for the year ended September 30, 2020
Citibank Facility	$126,056,800	$119,056,800	$125,133,304	$129,056,800
Deutsche Bank Facility	157,600,000	137,600,000	167,188,798	181,600,000
East West Bank Facility	11,000,000	—	13,959,016	22,500,000
Secured Borrowings	—	10,929,578	169,055	10,929,578
Total debt	$294,656,800	$267,586,378	$306,450,173

The following table reflects our contractual obligations arising from the Citibank Facility, Deutsche Bank Facility and Secured Borrowings:

	Payments due by period as of September 30, 2020
	Total	< 1 year	1-3 years	3-5 years
Citibank Facility	$119,056,800	$—	$119,056,800	$—
Interest due on Citibank Facility	7,248,110	2,591,146	4,656,964	—
Deutsche Bank Facility	137,600,000	—	137,600,000	—
Interest due on Deutsche Bank Facility	6,020,660	4,024,800	1,995,860	—
Secured Borrowings	10,929,578	10,929,578	—	—
Interest due on Secured Borrowings	50,557	50,557	—	—
Total	$280,905,705	$17,596,081	$263,309,624	$—
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
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. The covenants under the respective documents governing the Citibank Facility and the Deutsche Bank Facility could, under certain circumstances, hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.

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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2020, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2020	94.7%	—

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
Related Party Transactions
We have entered into the Investment Advisory Agreement with Oaktree and the Administration Agreement with Oaktree Administrator, an affiliate of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Advisers Act of 1940,that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions - Investment Advisory Agreement” and “– Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
Distribution Declaration
On November 13, 2020, our Board of Directors declared a quarterly distribution of $0.145 per share, payable in cash on December 31, 2020 to stockholders of record on December 15, 2020.
Merger Agreement
On October 28, 2020, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as OCSL’s wholly-owned subsidiary and, immediately thereafter, we will merge with and into OCSL, with OCSL continuing as the surviving company. Both our Board of Directors and the Board of Directors of OCSL, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of us or OCSL, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.
At the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares) will be converted into the right to receive a number of shares of OCSL Common Stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time, which we refer as the “Determination Date”, each of us and OCSL will deliver to the other a calculation of its net asset value as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to us as the “Closing OCSI Net Asset Value” and with respect to OCSL as the “Closing OCSL Net Asset Value”. Based on such calculations, the parties will calculate the “OCSI Per Share NAV”, which will be equal to (i) the Closing OCSI Net Asset Value divided by (ii) the number of shares of our common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of OCSL Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OCSI Per Share NAV divided by (ii) the OCSL Per Share NAV.
We and OCSL will update and redeliver the Closing OCSI Net Asset Value or the Closing OCSL Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.
The Merger Agreement contains customary representations and warranties by each of us, OCSL and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and OCSL’s businesses during the period prior to the closing of the Mergers.
Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2021, is subject to certain closing conditions, including requisite approvals of our and OCSL’s stockholders and certain other closing conditions.
The Merger Agreement also contains certain termination rights in favor of us and OCSL, including if the Mergers are not completed on or before July 28, 2021 or if the requisite approvals of our or OCSL’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay OCSL a termination fee of approximately $5.7 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OCSL may be required to pay to us a termination fee of approximately $20.0 million.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.
Citibank Facility Amendment
On October 27, 2020, OCSI Senior Funding II LLC, our wholly owned subsidiary, entered into an amendment to the documents governing the Citibank Facility, which provides that (1) consummation of the Mergers will not cause a change of control under the Citibank Facility or violate the no merger covenant in the Citibank Facility and (2) OCSL will become the collateral manager under the Citibank Facility upon closing of the Mergers. The other material terms of the Citibank Facility were unchanged.
Deutsche Bank Facility Amendment
On October 27, 2020, OCSI Senior Funding Ltd., our wholly owned subsidiary, entered into an amendment to the documents governing the Deutsche Bank Facility that provides that consummation of the Mergers will not cause a change of control under the Deutsche Bank Facility or violate the no merger covenant in the Deutsche Bank Facility. The other material terms of the Deutsche Bank Facility were unchanged.

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
As of September 30, 2020, 98.1% of our debt investment portfolio (at fair value) and 98.3% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2019, 100% of our debt investment portfolio (at cost and fair value) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2020 and September 30, 2019 was as follows:

	September 30, 2020		September 30, 2019
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$202,763,547	41.34%	$178,473,379	29.90%
>0% and <1%	15,410,808	3.14	9,012,119	1.51
1%	257,823,936	52.56	409,325,610	68.59
>1%	14,508,599	2.96	—	—
Total Floating Rate Investments	$490,506,890	100.00%	$596,811,108	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$8,795,994	$(6,416,420)	$2,379,574
200	6,584,400	(5,133,136)	1,451,264
150	4,372,805	(3,849,852)	522,953
100	2,187,088	(2,566,568)	(379,480)
50	791,211	(1,283,284)	(492,073)
The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$26,717,032	$—	$13,063,815	$—
Prime rate	—	—	7,392,651	—
LIBOR:
30 day	280,596,064	—	408,142,675	11,000,000
60 day	6,346,250	—	2,000,000	—
90 day	183,287,520	256,656,800	179,653,417	283,656,800
180 day	43,070,281	—	20,311,944	—
360 day	8,289,847	—	—	—
EURIBOR
180 day	562,872	—	—	—
UK LIBOR:
30 day	—	—	6,161,500	—
180 day	4,870,718	—	—	—
Fixed rate	9,659,018	10,929,578	—	—
Total	$563,399,602	$267,586,378	$636,726,002	$294,656,800

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Oaktree Strategic Income Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Income Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020 and 2019 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Los Angeles, CA
November 18, 2020

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2020	September 30, 2019
ASSETS
Investments at fair value:
Control investments (cost September 30, 2020: $72,157,302; cost September 30, 2019: $73,189,664)	$49,409,901	$54,326,418
Non-control/Non-affiliate investments (cost September 30, 2020: $466,907,805; cost September 30, 2019: $553,679,070)	452,883,464	542,778,029
Total investments at fair value (cost September 30, 2020: $539,065,107; cost September 30, 2019: $626,868,734)	502,293,365	597,104,447
Cash and cash equivalents	25,072,749	5,646,899
Restricted cash	4,427,678	8,404,733
Interest, dividends and fees receivable	1,273,014	3,813,730
Due from portfolio companies	527,064	350,597
Receivables from unsettled transactions	7,966,668	5,091,671
Deferred financing costs	2,130,020	2,139,299
Deferred offering costs	121,310	—
Derivative asset at fair value	—	20,876
Other assets	557,776	761,462
Total assets	$544,369,644	$623,333,714
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,401,709	$901,410
Base management fee and incentive fee payable	1,663,660	1,368,431
Due to affiliate	1,165,838	1,457,007
Interest payable	1,486,077	2,750,587
Payables from unsettled transactions	4,254,635	37,724,473
Derivative liability at fair value	129,936	—
Director fees payable	—	25,000
Credit facilities payable	256,656,800	294,656,800
Secured borrowings	10,929,578	—
Total liabilities	277,688,233	338,883,708
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of September 30, 2020 and September 30, 2019	294,668	294,668
Additional paid-in-capital	369,199,332	369,199,332
Accumulated overdistributed earnings	(102,812,589)	(85,043,994)
Total net assets (equivalent to $9.05 and $9.65 per common share as of September 30, 2020 and September 30, 2019, respectively) (Note 12)	266,681,411	284,450,006
Total liabilities and net assets	$544,369,644	$623,333,714
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Interest income:
Control investments	$1,436,726	$5,945,194	$3,970,056
Non-control/Non-affiliate investments	34,892,600	42,847,646	39,139,739
Interest on cash and cash equivalents	61,971	202,213	273,552
Total interest income	36,391,297	48,995,053	43,383,347
PIK interest income:
Control investments	—	—	2,161,339
Non-control/Non-affiliate investments	1,983,129	26,220	26,059
Total PIK interest income	1,983,129	26,220	2,187,398
Fee income:
Affiliate investments	—	—	14,822
Non-control/Non-affiliate investments	1,153,610	606,197	2,084,980
Total fee income	1,153,610	606,197	2,099,802
Dividend income:
Non-control/Non-affiliate investments	6,008	—	—
Total dividend income	6,008	—	—
Total investment income	39,534,044	49,627,470	47,670,547
Expenses:
Base management fee	5,642,982	5,875,236	5,657,786
Part I incentive fee	1,873,858	4,293,999	2,923,076
Professional fees	1,316,387	1,534,958	2,691,950
Directors fees	420,000	420,278	479,093
Interest expense	12,431,910	14,528,318	14,379,881
Administrator expense	911,612	1,121,984	1,085,819
General and administrative expenses	1,055,916	1,201,721	1,383,871
Total expenses	23,652,665	28,976,494	28,601,476
Fees waived	(322,121)	(489,275)	(702,261)
Net expenses	23,330,544	28,487,219	27,899,215
Net investment income	16,203,500	21,140,251	19,771,332
Unrealized appreciation (depreciation):
Control investments	(3,884,155)	(3,873,446)	(1,255,842)
Affiliate investments	—	—	16,543,140
Non-control/Non-affiliate investments	(3,123,300)	(9,806,905)	13,282,430
Foreign currency forward contract	(150,812)	(24,931)	45,807
Net unrealized appreciation (depreciation)	(7,158,267)	(13,705,282)	28,615,535
Realized gains (losses):
Affiliate investments	—	—	(15,914,916)
Non-control/Non-affiliate investments	(10,326,109)	(943,588)	(11,675,522)
Foreign currency forward contract	13,673	482,601	(123,380)
Net realized gains (losses)	(10,312,436)	(460,987)	(27,713,818)
Net realized and unrealized gains (losses)	(17,470,703)	(14,166,269)	901,717
Net increase (decrease) in net assets resulting from operations	$(1,267,203)	$6,973,982	$20,673,049
Net investment income per common share — basic and diluted	$0.55	$0.72	$0.67
Earnings (loss) per common share — basic and diluted (Note 5)	$(0.04)	$0.24	$0.70
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Operations:
Net investment income	$16,203,500	$21,140,251	$19,771,332
Net unrealized appreciation (depreciation)	(7,158,267)	(13,705,282)	28,615,535
Net realized gains (losses)	(10,312,436)	(460,987)	(27,713,818)
Net increase (decrease) in net assets resulting from operations	(1,267,203)	6,973,982	20,673,049
Stockholder transactions:
Distributions to stockholders	(16,501,392)	(18,269,396)	(16,452,988)
Tax return of capital	—	—	(2,111,075)
Net increase (decrease) in net assets from stockholder transactions	(16,501,392)	(18,269,396)	(18,564,063)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	291,848	215,067	281,737
Repurchases of common stock under dividend reinvestment plan	(291,848)	(215,067)	(281,737)
Net change in net assets from capital share transactions	—	—	—
Total increase (decrease) in net assets	(17,768,595)	(11,295,414)	2,108,986
Net assets at beginning of period	284,450,006	295,745,420	293,636,434
Net assets at end of period	$266,681,411	$284,450,006	$295,745,420
Net asset value per common share	$9.05	$9.65	$10.04
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,267,203)	$6,973,982	$20,673,049
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	7,158,267	13,705,282	(28,615,535)
Net realized (gains) losses	10,312,436	460,987	27,713,818
PIK interest income	(1,983,129)	(26,220)	(2,187,398)
Deferred fee income	—	—	182,004
Accretion of original issue discount on investments	(1,488,128)	(2,226,783)	(2,846,469)
Amortization of deferred financing costs	1,283,258	618,376	2,745,365
Purchases of investments	(223,983,589)	(249,144,958)	(455,031,026)
Proceeds from the sales and repayments of investments	304,685,202	196,995,385	464,333,631
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	2,658,062	(674,396)	(125,259)
(Increase) decrease in due from portfolio companies	(176,467)	(182,651)	118,314
(Increase) decrease in receivables from unsettled transactions	(2,874,997)	51,862	(4,638,533)
(Increase) decrease in other assets	203,686	130,498	(706,624)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(127,501)	(26,371)	166,904
Increase (decrease) in base management fee and incentive fee payable	295,229	(547,251)	(320,505)
Increase (decrease) in due to affiliate	(291,169)	(243,945)	1,250,435
Increase (decrease) in interest payable	(1,264,510)	1,619,852	(865,436)
Increase (decrease) in payables from unsettled transactions	(33,469,838)	28,791,973	(40,097,289)
Increase (decrease) in director fees payable	(25,000)	25,000	(98,008)
Net cash provided by (used in) operating activities	59,644,609	(3,699,378)	(18,348,562)
Financing activities:
Distributions paid in cash	(16,209,544)	(18,054,329)	(18,282,326)
Borrowings under credit facilities	79,500,000	122,100,000	311,000,000
Repayments of borrowings under credit facilities	(117,500,000)	(102,500,000)	(118,900,000)
Proceeds from secured borrowings	10,929,578	—	—
Proceeds from issuance of notes payable	—	—	3,000,000
Repayments of notes payable	—	—	(183,000,000)
Repurchases of common stock under dividend reinvestment plan	(291,848)	(215,067)	(281,737)
Deferred financing costs paid	(646,179)	(10,000)	(1,767,975)
Offering costs paid	(121,310)	—	—
Net cash provided by (used in) financing activities	(44,339,303)	1,320,604	(8,232,038)
Effect of exchange rate changes on foreign currency	143,489	(1,381)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	15,448,795	(2,380,155)	(26,580,600)
Cash and cash equivalents and restricted cash, beginning of period	14,051,632	16,431,787	43,012,387
Cash and cash equivalents and restricted cash, end of period	$29,500,427	$14,051,632	$16,431,787
Supplemental information:
Cash paid for interest	$12,413,162	$12,290,090	$12,499,952
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$291,848	$215,067	$281,737
Deferred financing costs incurred	(627,800)	(278,000)	—

Reconciliation to the Consolidated Statements of Assets and Liabilities	September 30, 2020	September 30, 2019	September 30, 2018
Cash and cash equivalents	$25,072,749	$5,646,899	$10,439,023
Restricted cash	4,427,678	8,404,733	5,992,764
Total cash and cash equivalents and restricted cash	$29,500,427	$14,051,632	$16,431,787
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-Sector Holdings				(10)(11)
Subordinated Note, LIBOR+4.50% cash due 10/20/2028			$65,045,551	$65,045,551	$49,409,901	(6)(9)(14)(15) (16)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				72,157,302	49,409,901
Total Control Investments (18.5% of net assets)				$72,157,302	$49,409,901

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$5,492,885	$5,432,331	$5,094,651	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		68,452	67,950	63,489	(6)(15)
				5,500,281	5,158,140
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	6.00%		1,635,810	1,593,419	1,504,945	(6)
				1,593,419	1,504,945
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%		5,406,946	5,370,428	5,303,052	(6)
				5,370,428	5,303,052
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		3,816,685	3,757,755	3,816,685	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(11,070)	—	(6)(14)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		477,989	470,609	477,989	(6)(15)
				4,217,294	4,294,674
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%		6,412,119	6,280,139	6,139,604	(6)(9)
				6,280,139	6,139,604
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		4,755,083	4,645,028	5,159,265	(6)
				4,645,028	5,159,265
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		5,493,198	5,449,615	5,504,624	(6)
				5,449,615	5,504,624
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+5.50% cash 2.0% PIK due 12/29/2023	6.50%		24,174,889	24,174,863	22,317,000	(6)(15)(18)
				24,174,863	22,317,000
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		5,970,000	5,910,300	5,134,200	(6)(9)(15)
				5,910,300	5,134,200
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		7,825,529	7,747,218	7,770,750	(6)(15)
				7,747,218	7,770,750
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		10,693,944	10,539,199	10,483,861	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(9,867)	(13,600)	(6)(14)(15)
				10,529,332	10,470,261
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€480,000	531,300	546,549	(6)(9)(15)
First Lien Term Loan, UK LIBOR+7.50% cash due 7/14/2026	8.25%		£3,767,573	4,584,049	4,729,468	(6)(9)(15)(18)
First Lien Delayed Draw Term Loan, UK LIBOR+7.50% cash due 7/14/2026			£—	—	—	(6)(9)(14)(15)
				5,115,349	5,276,017

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			$5,316,814	$5,094,543	$5,276,938	(9)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			1,329,204	1,198,792	1,279,359	(9)(14)(15)
62,097 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				213,614	183,186	(9)(15)
				6,506,949	6,739,483
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	4.76%		3,424,981	3,413,060	3,308,532	(6)(15)
				3,413,060	3,308,532
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.19%		4,375,000	4,341,470	4,025,000	(6)
				4,341,470	4,025,000
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		6,057,113	5,992,780	5,895,357	(6)
				5,992,780	5,895,357
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		13,590,961	13,499,354	12,481,939	(6)(15)
				13,499,354	12,481,939
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		3,577,035	3,398,183	3,550,207	(6)
				3,398,183	3,550,207
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		3,325,000	3,265,964	3,167,063	(6)(15)
				3,265,964	3,167,063
CircusTrix Holdings LLC		Leisure Facilities
First Lien Term Loan, LIBOR+6.75% PIK due 12/16/2021			9,434,200	9,402,902	7,260,560	(6)(15)
				9,402,902	7,260,560
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		5,387,652	5,333,776	5,131,738	(6)
				5,333,776	5,131,738
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		1,340,037	1,278,156	1,302,355	(6)(9)
				1,278,156	1,302,355
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			10,224,899	10,224,899	8,989,731	(6)(15)
Common Stock Warrants expiration date 7/28/2025				—	690,993
				10,224,899	9,680,724
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		5,450,344	5,395,841	5,395,841	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(3,913)	(3,913)	(6)(14)(15)
				5,391,928	5,391,928
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	4.40%		5,894,380	5,869,505	5,875,960	(6)
				5,869,505	5,875,960
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.40%		8,731,138	8,827,767	8,671,111	(6)
				8,827,767	8,671,111

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Curium Bidco S.à.r.l.		Biotechnology
First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%		$3,960,000	$3,930,300	$3,930,300	(6)(9)
				3,930,300	3,930,300
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%		8,851,404	8,760,175	8,674,375	(6)
				8,760,175	8,674,375
EnergySolutions LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	4.75%		3,910,000	3,897,041	3,753,600	(6)
				3,897,041	3,753,600
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%		3,990,000	3,950,100	3,979,187	(6)
				3,950,100	3,979,187
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.65%		7,084,337	7,059,645	6,827,530	(6)
				7,059,645	6,827,530
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			3,013,000	2,831,219	2,854,818	(9)(15)(18)
87,852 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				93,123	151,105	(9)(15)
				2,924,342	3,005,923
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.22%		2,969,697	2,947,424	2,917,727	(6)(15)
				2,947,424	2,917,727
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		8,051,177	8,007,041	7,914,307	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		355,556	352,069	347,556	(6)(14)(15)
				8,359,110	8,261,863
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		2,463,340	2,422,270	2,395,598	(6)
				2,422,270	2,395,598
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.65%		2,474,683	2,453,364	2,456,135	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%		5,000,000	4,982,443	4,825,000	(6)(15)
				7,435,807	7,281,135
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		1,316,869	751,248	934,430	(6)
				751,248	934,430
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%		3,969,690	3,929,993	3,922,570	(6)
				3,929,993	3,922,570
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		5,572,549	5,497,575	5,527,968	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(4,940)	(2,353)	(6)(14)(15)
				5,492,635	5,525,615
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,267,567	2,224,475	2,222,215	(6)(15)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(3,600)	(3,789)	(6)(14)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,465,318	5,362,101	5,356,011	(6)(15)
				7,582,976	7,574,437
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		3,326,063	3,338,452	3,313,557	(6)(9)
				3,338,452	3,313,557

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	6.38%		$6,794,491	$6,802,553	$6,692,574	(6)(9)
				6,802,553	6,692,574
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		9,875,000	9,755,743	9,430,625	(6)(15)
				9,755,743	9,430,625
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%		4,000,000	3,900,591	3,873,760	(6)
				3,900,591	3,873,760
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		11,419,753	11,305,654	11,114,846	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023			—	(228,947)	(140,296)	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		2,325,487	2,351,985	2,263,397	(6)(15)
				13,428,692	13,237,947
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		9,092,898	8,961,003	8,383,652	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(13,884)	(75,238)	(6)(14)(15)
				8,947,119	8,308,414
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.00%		57,500	56,639	56,650	(6)(14)(15)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		2,000,000	1,985,308	1,982,994	(6)(15)
				2,041,947	2,039,644
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		5,968,744	5,918,189	5,824,509	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(22,352)	(52,991)	(6)(14)(15)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(5,283)	(12,765)	(6)(14)(15)
				5,890,554	5,758,753
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.0% PIK due 9/11/2024	7.00%		8,529,688	8,194,410	8,188,501	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.0% PIK due 9/11/2024				(42,360)	(42,360)	(6)(14)(15)
				8,152,050	8,146,141
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%		4,200,473	4,049,552	4,205,723	(6)
				4,049,552	4,205,723
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%		7,920,420	7,881,988	7,831,315	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(2,227)	(5,640)	(6)(14)
				7,879,761	7,825,675
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		8,887,500	8,731,401	8,887,500	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		486,000	469,401	486,000	(6)(14)(15)
				9,200,802	9,373,500
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		3,821,010	3,811,810	3,668,571	(6)
				3,811,810	3,668,571

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		$9,906,964	$9,742,150	$9,560,221	(6)(15)
				9,742,150	9,560,221
Peraton Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	6.25%		6,288,750	6,272,774	6,241,584	(6)(15)
				6,272,774	6,241,584
PG&E Corporation		Electric Utilities
First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%		1,995,000	1,966,495	1,958,422	(6)
				1,966,495	1,958,422
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		8,289,847	8,240,727	6,362,458	(6)(15)
				8,240,727	6,362,458
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		1,500,000	1,500,000	1,350,000	(6)(15)
				1,500,000	1,350,000
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,704,000	5,363,954	5,547,140	(6)
				5,363,954	5,547,140
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.00% cash due 8/29/2025	4.16%		9,757,714	9,660,137	9,708,926	(6)
				9,660,137	9,708,926
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	4.47%		9,825,000	9,807,175	9,628,500	(6)(15)
				9,807,175	9,628,500
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		1,885,500	1,866,645	1,860,366	(6)
				1,866,645	1,860,366
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%		5,488,244	5,457,684	5,104,067	(6)(15)
				5,457,684	5,104,067
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		10,725,000	10,658,741	10,349,625	(6)
				10,658,741	10,349,625
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%		7,650,000	7,535,250	6,387,750	(6)
				7,535,250	6,387,750
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,826,911	5,529,350	5,564,700	(6)
				5,529,350	5,564,700
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%		1,483,087	1,401,939	1,337,099	(6)
				1,401,939	1,337,099
Trident Topco LLC		Health Care Services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—
Truck Hero, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	3.90%		5,681,160	5,688,828	5,520,667	(6)
				5,688,828	5,520,667
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%		2,887,362	2,819,945	2,844,961	(6)
				2,819,945	2,844,961

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Uniti Group Inc.		Specialized REITs
40,052 Shares of Common Stock				$253,529	$421,948	(9)(17)
				253,529	421,948
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%		$6,000,000	5,880,994	5,885,010	(6)
				5,880,994	5,885,010
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		11,830,827	11,732,318	11,752,447	(6)
				11,732,318	11,752,447
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		8,371,098	7,942,825	8,371,098	(6)(15)
				7,942,825	8,371,098
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		5,985,000	5,746,163	5,807,964	(6)
11,903 Shares of Common Stock in Windstream Holdings II, LLC				102,837	134,504	(15)
72,205 Warrants in Windstream Holdings II, LLC				1,785,324	793,624	(15)
				7,634,324	6,736,092
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.50% cash due 4/30/2025	4.50%		4,411,964	4,404,415	3,886,941	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		1,000,000	992,746	780,000	(6)(15)
				5,397,161	4,666,941
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		4,607,500	4,632,209	4,349,779	(6)
				4,632,209	4,349,779
Total Non-Control/Non-Affiliate Investments (169.8% of net assets)				$466,907,805	$452,883,464
Total Portfolio Investments (188.3% of net assets)				$539,065,107	$502,293,365
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$7,052,674	$7,052,674
Other cash accounts				22,447,753	22,447,753
Cash and Cash Equivalents and Restricted Cash (11.1% of net assets)				$29,500,427	$29,500,427
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (199.4% of net assets)				$568,565,534	$531,793,792

Derivatives Instrument	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$529,015	€(465,600)	11/12/2020	JPMorgan Chase Bank, N.A.	$(17,450)
Foreign currency forward contract	$4,613,133	£(3,654,546)	11/12/2020	JPMorgan Chase Bank, N.A.	$(112,486)
					$(129,936)
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
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020

in U.S. dollars unless otherwise noted. As of September 30, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.27%, the 360-day LIBOR at 0.37%, the PRIME at 3.25%, the 180-day UK LIBOR at 0.22% and the 180-day EURIBOR at (0.36)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(7)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.
(8)Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2020, qualifying assets represented 83.1% of the Company's total assets and non-qualifying assets represented 16.9% of the Company's total assets.
(10)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(15)As of September 30, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.
(16)This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.
(17) Income producing through payment of dividends or distributions.
(18) The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Consolidated Schedule of Investments as of September 30, 2020. See Note 6 in the Consolidated Financial Statements for further details.

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
(10)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
The Company is externally managed by Oaktree Fund Advisors, LLC (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree (the “Investment Advisory Agreement”). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
The fair value of the Company's investments as of September 30, 2020 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "credit facilities payable" and "secured borrowings" which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest, dividends and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliate," "interest payable," "payables from unsettled transactions" and "director fees payable" approximate fair value due to their short maturities.

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
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with ASC 860. Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Statements of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
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
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Dividend Income
The Company generally recognizes dividend income on the ex-dividend date for public securities and the record date for private equity investments. Distributions received from private equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from private equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
As of September 30, 2020, included in restricted cash was $4.1 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings), and $0.3 million that was held at U.S. Bank National Association as collateral in connection with the ISDA Master Agreement (as defined in Note 13 - Derivative Instruments) with JPMorgan Chase Bank N.A. Of the $4.1 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.0 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2020, the remaining $2.1 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility.
As of September 30, 2019, included in restricted cash was $7.6 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility and $0.8 million held at East West Bank in connection with the Company's East West Bank Facility (as defined in Note 6 – Borrowings). Of the $7.6 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.4 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2019, the remaining $4.3 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2019, $0.8 million held at East West Bank was restricted due to minimum balance requirements under the East West Bank Facility.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2018 and 2019, and does not expect to incur a U.S. federal excise tax for calendar year 2020.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
filed for open tax years 2017, 2018 or 2019. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.
The SEC issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired or disposed entity is significant and improve the financial disclosure requirements applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the year ended September 30, 2020 which did not result in any new significant subsidiaries being identified.
Note 3. Portfolio Investments
As of September 30, 2020, 188.3% of net assets at fair value, or $502.3 million, was invested in 78 portfolio companies, including 18.5% of net assets, or $49.4 million at fair value, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies, and 11.1% of net assets, or $29.5 million, was invested in cash and cash equivalents (including $4.4 million of restricted cash). In comparison, as of September 30, 2019, 209.9% of net assets at fair value, or $597.1 million, was invested in 84 portfolio companies, including 19.1% of net assets, or $54.3 million at fair value, in subordinated notes and LLC equity interests of the OCSI Glick JV, and 4.9% of net assets, or $14.1 million, was invested in cash and cash equivalents (including $8.4 million of restricted cash). As of September 30, 2020, 89.7% of the Company's portfolio at fair value consisted of senior secured debt investments, 9.8% consisted of investments in the subordinated notes of the OCSI Glick JV and 0.5% consisted of equity investments. As of September 30, 2019, 90.9% of the Company's portfolio at fair value consisted of senior secured debt investments and 9.1% consisted of investments in the subordinated notes of the OCSI Glick JV.
As of September 30, 2020 and September 30, 2019, the Company's equity investments consisted of LLC equity interests, common stock and warrants in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2020, 2019 and 2018, the Company recorded net realized losses of $10.3 million, $0.5 million, and $27.7 million, respectively. During the years ended September 30, 2020, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $(7.2) million, $(13.7) million, and $28.6 million, respectively.
The composition of the Company's investments as of September 30, 2020 and September 30, 2019 at cost and fair value was as follows:

	September 30, 2020		September 30, 2019
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$464,459,378	$450,508,104	$553,679,070	$542,484,690
OCSI Glick JV subordinated notes	65,045,551	49,409,901	66,077,913	54,326,418
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Equity securities, excluding the OCSI Glick JV	2,448,427	2,375,360	—	293,339
Total	$539,065,107	$502,293,365	$626,868,734	$597,104,447

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the composition of the Company's debt investments as of September 30, 2020 and September 30, 2019 at floating rates and fixed rates:

	September 30, 2020		September 30, 2019
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including debt investments in the OCSI Glick JV	$490,506,890	98.12%	$596,811,108	100.00%
Fixed rate debt securities	9,411,115	1.88%	—	—%
Total	$499,918,005	100.00%	$596,811,108	100.00%
The following table presents the financial instruments carried at fair value as of September 30, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$207,278,600	$243,229,504	$450,508,104
OCSI Glick JV subordinated notes	—	—	49,409,901	49,409,901
Equity securities	421,948	—	1,953,412	2,375,360
Total investments at fair value	421,948	207,278,600	294,592,817	502,293,365
Cash equivalents	7,052,674	—	—	7,052,674
Total assets at fair value	$7,474,622	$207,278,600	$294,592,817	$509,346,039
Derivative liability	$—	$129,936	$—	$129,936
Total liabilities at fair value	$—	$129,936	$—	$129,936
The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$360,600,227	$181,884,463	$542,484,690
OCSI Glick JV subordinated notes	—	—	54,326,418	54,326,418
Equity securities	—	—	293,339	293,339
Total investments at fair value	—	360,600,227	236,504,220	597,104,447
Cash equivalents	228,653	—	—	228,653
Derivative asset	—	20,876	—	20,876
Total assets at fair value	$228,653	$360,621,103	$236,504,220	$597,353,976
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a roll-forward in the changes in fair value from September 30, 2019 to September 30, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2019	$181,884,463	$54,326,418	$293,339	$236,504,220
Purchases	106,044,210	—	1,008,393	107,052,603
Sales and repayments	(59,618,644)	(1,032,362)	(736,493)	(61,387,499)
Transfers in (a)(b)	21,631,700	—	1,183,057	22,814,757
Transfer out (b)	(1,183,057)	—	—	(1,183,057)
PIK interest income	1,889,489	—	—	1,889,489
Accretion of OID	762,072	—	—	762,072
Net unrealized appreciation (depreciation)	(6,365,959)	(3,884,155)	(531,377)	(10,781,491)
Net realized gains (losses)	(1,814,770)	—	736,493	(1,078,277)
Fair value as of September 30, 2020	$243,229,504	$49,409,901	$1,953,412	$294,592,817
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of September 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2020	$(6,745,313)	$(3,884,155)	$(238,038)	$(10,867,506)
__________
(a)There were transfers into Level 3 from Level 2 for certain investments during the year ended September 30, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b)There was a transfer from senior secured debt to common equity and warrants during the year ended September 30, 2020 as a result of an investment restructuring, in which $1.2 million of senior secured debt was exchanged for common equity and warrants.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to September 30, 2019 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Debt	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2018	$182,756,067	$58,512,170	$1,962,245	$243,230,482
Purchases	68,133,733	—	—	68,133,733
Sales and repayments	(85,294,241)	(312,307)	(1,875,587)	(87,482,135)
Transfers in (a)	29,045,393	—	—	29,045,393
Transfers out (a)	(10,618,125)	—	—	(10,618,125)
Accretion of OID	1,535,926	—	—	1,535,926
Net unrealized appreciation (depreciation)	(2,886,044)	(3,873,445)	(1,168,906)	(7,928,395)
Net realized gains (losses)	(788,246)	—	1,375,587	587,341
Fair value as of September 30, 2019	$181,884,463	$54,326,418	$293,339	$236,504,220
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of September 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2019	$(3,101,771)	$(3,873,445)	$90,044	$(6,885,172)
__________
(a)There were transfers in/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Loans	$157,196,179	Market Yield	Market Yield	(b)	6.6%	-	16.0%	11.0%
	78,772,765	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	7,260,560	Enterprise Value	EBITDA Multiple	(d)	7.0x	-	9.0x	8.0x
OCSI Glick JV Subordinated Notes	49,409,901	Enterprise Value	N/A	(e)	N/A	-	N/A	N/A
Equity Securities	1,953,412	Transactions Precedent	Transaction Price	(f)	N/A	-	N/A	N/A
Total	$294,592,817
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
(f) Used when there is an observable transaction or pending event for the investment.

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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$119,056,800	$119,056,800	$—	$—	$119,056,800
Deutsche Bank Facility payable	137,600,000	137,600,000	—	—	137,600,000
Secured Borrowings payable	10,929,578	10,929,578	—	—	10,929,578
Total	$267,586,378	$267,586,378	$—	$—	$267,586,378

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
The principal values of the credit facilities payable approximate their fair values due to their variable interest rates and are included in Level 3 of the hierarchy. The principal value of the secured borrowings payable approximates fair value due to its short-term nature and is included in Level 3 of the hierarchy.

Portfolio Composition
 Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$464,459,378	86.16%	$553,679,070	88.33%
OCSI Glick JV subordinated notes	65,045,551	12.07%	66,077,913	10.54%
OCSI Glick JV equity interests	7,111,751	1.32%	7,111,751	1.13%
Equity securities, excluding the OCSI Glick JV	2,448,427	0.45%	—	—
Total	$539,065,107	100.00%	$626,868,734	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$450,508,104	89.69%	168.89%	$542,484,690	90.85%	190.70%
OCSI Glick JV subordinated notes	49,409,901	9.84%	18.53%	54,326,418	9.10%	19.10%
Equity securities, excluding the OCSI Glick JV	2,375,360	0.47%	0.90%	293,339	0.05%	0.10%
OCSI Glick JV equity interests	—	—	—	—	—	—
Total	$502,293,365	100.00%	188.32%	$597,104,447	100.00%	209.90%

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

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Northeast	$175,000,822	32.46%	$163,840,735	26.13%
West	107,100,584	19.87%	156,427,384	24.95%
Midwest	88,346,293	16.39%	90,085,074	14.37%
Southwest	60,351,662	11.20%	94,396,340	15.06%
Southeast	43,464,437	8.06%	65,420,955	10.44%
International	25,852,696	4.80%	40,156,268	6.41%
South	24,369,729	4.52%	6,051,218	0.97%
Northwest	14,578,884	2.70%	10,490,760	1.67%
Total	$539,065,107	100.00%	$626,868,734	100.00%

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$150,734,661	30.00%	56.52%	$145,176,830	24.31%	51.04%
West	104,906,992	20.89%	39.33%	154,984,247	25.95%	54.46%
Midwest	85,420,874	17.01%	32.04%	88,834,091	14.88%	31.24%
Southwest	55,716,384	11.09%	20.89%	90,401,243	15.14%	31.78%
Southeast	42,020,215	8.37%	15.75%	62,741,930	10.51%	22.06%
International	25,096,033	5.00%	9.40%	38,583,801	6.46%	13.56%
South	23,722,222	4.72%	8.89%	5,899,007	0.99%	2.07%
Northwest	14,675,984	2.92%	5.50%	10,483,298	1.76%	3.69%
Total	$502,293,365	100.00%	188.32%	$597,104,447	100.00%	209.90%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Multi-Sector Holdings (1)	$72,157,302	13.36%	$73,189,664	11.68%
Application Software	56,215,071	10.43	81,483,953	12.98
Aerospace & Defense	30,626,973	5.68	32,851,441	5.24
Diversified Support Services	26,334,370	4.89	27,474,583	4.38
Advertising	24,174,863	4.48	24,102,621	3.84
Movies & Entertainment	16,673,070	3.09	9,656,395	1.54
Integrated Telecommunication Services	15,495,686	2.87	17,406,502	2.78
Commercial Printing	15,307,456	2.84	15,457,725	2.47
Data Processing & Outsourced Services	14,083,620	2.61	16,648,375	2.66
Industrial Machinery	13,770,077	2.55	9,319,898	1.49
Health Care Supplies	13,452,481	2.50	—	—
Personal Products	13,418,096	2.49	2,985,000	0.48
Pharmaceuticals	13,309,502	2.47	12,626,920	2.01
Health Care Services	13,081,011	2.43	17,175,085	2.74
Biotechnology	12,304,257	2.28	7,930,000	1.27
Health Care Technology	11,732,318	2.18	10,897,989	1.74
Oil & Gas Storage & Transportation	10,976,147	2.04	558,657	0.09
Specialty Chemicals	10,024,137	1.86	4,686,365	0.75
Systems Software	9,922,773	1.84	15,530,330	2.48
Real Estate Services	9,755,743	1.81	9,832,986	1.57
Publishing	9,660,137	1.79	10,291,050	1.64
Leisure Facilities	9,402,902	1.74	8,992,137	1.43
Internet Services & Infrastructure	8,947,119	1.66	28,457,280	4.54
Trading Companies & Distributors	8,827,767	1.64	8,943,835	1.43
Distributors	8,760,175	1.63	—	—
Specialized Finance	8,359,110	1.55	15,215,979	2.43
Alternative Carriers	8,337,801	1.55	16,926,483	2.70
Fertilizers & Agricultural Chemicals	8,152,050	1.51	—	—
Research & Consulting Services	7,435,807	1.38	9,887,627	1.58
Electrical Components & Equipment	6,280,139	1.17	6,363,049	1.02
Auto Parts & Equipment	5,688,828	1.06	5,749,771	0.92
Internet & Direct Marketing Retail	5,363,954	1.00	—	—
Oil & Gas Refining & Marketing	5,333,776	0.99	11,832,244	1.89
Metal & Glass Containers	5,279,705	0.98	8,850,147	1.41
Insurance Brokers	5,115,349	0.95	—	—
Hotels, Resorts & Cruise Lines	4,645,028	0.86	—	—
Environmental & Facilities Services	3,897,041	0.72	4,214,058	0.67
Restaurants	3,398,183	0.63	—	—
Household Products	3,338,452	0.62	5,025,753	0.80
Independent Power Producers & Energy Traders	3,265,964	0.61	—	—
Managed Health Care	2,947,424	0.55	—	—
Electric Utilities	1,966,495	0.36	—	—
General Merchandise Stores	1,593,419	0.30	1,549,641	0.25
Specialized REITs	253,529	0.05	8,642,094	1.38
Oil & Gas Exploration & Production	—	—	14,662,039	2.34
Interactive Media & Services	—	—	11,821,820	1.89
Computer & Electronics Retail	—	—	10,808,325	1.72
Communications Equipment	—	—	9,740,555	1.55
IT Consulting & Other Services	—	—	9,683,496	1.54
Health Care Equipment	—	—	8,887,725	1.42
Human Resource & Employment Services	—	—	8,099,807	1.29
Household Appliances	—	—	6,857,242	1.09
Commodity Chemicals	—	—	4,920,165	0.78
Oil & Gas Equipment & Services	—	—	631,923	0.10
Total	$539,065,107	100.00%	$626,868,734	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$55,815,754	11.13%	20.92%	$80,958,933	13.52%	28.46%
Multi-Sector Holdings (1)	49,409,901	9.84	18.53	54,326,418	9.10	19.10
Aerospace & Defense	28,494,531	5.67	10.68	32,504,494	5.44	11.42
Diversified Support Services	24,928,749	4.96	9.36	27,311,758	4.57	9.62
Advertising	22,317,000	4.44	8.37	20,960,795	3.51	7.37
Movies & Entertainment	16,350,259	3.26	6.14	9,616,125	1.61	3.38
Commercial Printing	14,786,640	2.94	5.54	15,377,480	2.58	5.41
Integrated Telecommunication Services	14,610,386	2.91	5.49	17,138,851	2.87	6.03
Personal Products	13,668,174	2.72	5.12	3,017,820	0.51	1.06
Data Processing & Outsourced Services	13,585,221	2.70	5.09	16,757,043	2.81	5.89
Health Care Supplies	13,450,397	2.68	5.04	—	—	—
Pharmaceuticals	13,432,057	2.67	5.04	12,082,358	2.02	4.25
Health Care Services	12,745,223	2.54	4.78	17,176,083	2.88	6.03
Biotechnology	12,440,847	2.48	4.66	8,040,000	1.35	2.82
Industrial Machinery	11,927,158	2.37	4.48	9,206,556	1.54	3.24
Health Care Technology	11,752,447	2.34	4.41	11,032,320	1.85	3.88
Oil & Gas Storage & Transportation	10,615,154	2.11	3.98	556,541	0.09	0.20
Systems Software	9,817,927	1.95	3.68	15,466,728	2.59	5.43
Specialty Chemicals	9,741,707	1.94	3.65	3,687,132	0.62	1.30
Publishing	9,708,926	1.93	3.64	10,421,039	1.75	3.66
Real Estate Services	9,430,625	1.88	3.54	9,875,250	1.65	3.47
Distributors	8,674,375	1.73	3.25	—	—	—
Trading Companies & Distributors	8,671,111	1.73	3.25	8,929,919	1.50	3.14
Internet Services & Infrastructure	8,308,414	1.65	3.11	28,470,497	4.77	10.01
Specialized Finance	8,261,863	1.64	3.10	14,473,206	2.42	5.09
Fertilizers & Agricultural Chemicals	8,146,141	1.62	3.05	—	—	—
Alternative Carriers	8,129,885	1.62	3.05	16,958,629	2.84	5.97
Research & Consulting Services	7,281,135	1.45	2.73	10,267,889	1.72	3.61
Leisure Facilities	7,260,560	1.45	2.72	8,979,519	1.50	3.16
Electrical Components & Equipment	6,139,604	1.22	2.30	6,009,639	1.01	2.11
Internet & Direct Marketing Retail	5,547,140	1.10	2.08	—	—	—
Auto Parts & Equipment	5,520,667	1.10	2.07	5,385,930	0.90	1.89
Insurance Brokers	5,276,017	1.05	1.97	—	—	—
Metal & Glass Containers	5,168,898	1.03	1.94	8,387,578	1.40	2.95
Hotels, Resorts & Cruise Lines	5,159,265	1.03	1.93	—	—	—
Oil & Gas Refining & Marketing	5,131,738	1.02	1.92	11,970,818	2.00	4.21
Environmental & Facilities Services	3,753,600	0.75	1.41	3,975,425	0.67	1.40
Restaurants	3,550,207	0.71	1.33	—	—	—
Household Products	3,313,557	0.66	1.24	4,756,250	0.80	1.67
Independent Power Producers & Energy Traders	3,167,063	0.63	1.19	—	—	—
Managed Health Care	2,917,727	0.58	1.09	—	—	—
Electric Utilities	1,958,422	0.39	0.73	—	—	—
General Merchandise Stores	1,504,945	0.30	0.56	1,425,618	0.24	0.50
Specialized REITs	421,948	0.08	0.16	8,648,021	1.45	3.04
Oil & Gas Exploration & Production	—	—	—	13,947,600	2.34	4.90
Interactive Media & Services	—	—	—	11,880,796	1.99	4.17
Computer & Electronics Retail	—	—	—	10,781,031	1.81	3.79
Communications Equipment	—	—	—	9,361,407	1.57	3.29
Health Care Equipment	—	—	—	8,994,333	1.51	3.16
Human Resource & Employment Services	—	—	—	8,008,543	1.34	2.81
IT Consulting & Other Services	—	—	—	7,974,500	1.34	2.80
Household Appliances	—	—	—	6,661,922	1.12	2.34
Commodity Chemicals	—	—	—	4,931,156	0.83	1.73
Oil & Gas Equipment & Services	—	—	—	410,497	0.07	0.14
Total	$502,293,365	100.00%	188.32%	$597,104,447	100.00%	209.90%
___________________
(1)This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2020 and September 30, 2019, there were no investments that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the "Subordinated Notes"). As of September 30, 2020 and September 30, 2019, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 40 and 39 portfolio companies as of September 30, 2020 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of September 30, 2020, had a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of September 30, 2020, bore interest at a rate equal to 3-month LIBOR plus 2.65% per annum with a 0.25% LIBOR floor. Under the JV Deutsche Bank Facility, $80.7 million and $91.9 million of borrowings were outstanding as of September 30, 2020 and September 30, 2019, respectively.
As of September 30, 2020, the JV Deutsche Bank Facility includes a waiver period (which extends through January 3, 2021) during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic (subject to OCSI Glick JV’s ability to earlier terminate such period in certain circumstances).
As of September 30, 2020 and September 30, 2019, the OCSI Glick JV had total assets of $137.9 million and $179.7 million, respectively. The Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $49.4 million and $54.3 million in the aggregate at fair value as of September 30, 2020 and September 30, 2019, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of September 30, 2020 and September 30, 2019, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of September 30, 2020 and September 30, 2019, of which $73.5 million was from the Company. As of each of September 30, 2020 and September 30, 2019, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of September 30, 2020 and September 30, 2019, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Senior secured loans (1)	$143,138,964	$177,911,560
Weighted average current interest rate on senior secured loans (2)	5.56%	6.92%
Number of borrowers in the OCSI Glick JV	40	39
Largest loan exposure to a single borrower (1)	$6,994,829	$7,425,000
Total of five largest loan exposures to borrowers (1)	$31,371,046	$34,662,500
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	$2,671,716	$2,616,725	$2,558,168	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,994,829	6,808,979	6,773,337
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	2,985,000	2,955,150	2,567,100	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,684,513	1,352,429	743,814	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,201,353	3,194,577	3,178,943	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,731,250	3,648,256	3,470,063
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	4,887,066	4,870,862	3,733,376
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+8.00% cash due 8/23/2022		Restaurants	5,004,489	4,813,378	1,526,369	(6)
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,118,198	1,062,723	1,109,811	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,591,768	3,555,850	3,421,159	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,582,107	4,482,733	4,453,258	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	4,950,000	4,912,875	4,912,875	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,493,750	2,468,813	2,486,992	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,835,900	5,800,375	5,762,951
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	5,000,000	4,982,443	4,825,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	992,422	982,498	980,642	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,887,500	2,790,416	2,699,813
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,277,221	3,249,274	3,011,753
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	398,251	328,422	414,511	(5)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%	Electronic Components	1,386,341	1,100,748	1,294,496
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,101,250	4,058,056	3,991,747	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	828,579	818,379	806,456	(4)
Total MHE Intermediate Holdings, LLC				4,929,829	4,876,435	4,798,203

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	$1,614,980	$1,601,301	$1,575,954	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(3,454)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(763)	(1,568)	(4)(5)
Total MRI Software LLC				1,614,980	1,599,109	1,570,932
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	3,980,000	3,960,100	3,899,584
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	5,362,500	5,345,242	5,121,188
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	985,530	950,121	986,762	(4)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,807,651	5,770,724	5,706,017
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	3,727,256	3,709,171	3,685,325	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,048)	(2,654)	(4)(5)
Total OEConnection LLC				3,727,256	3,708,123	3,682,671
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	2,962,500	2,910,467	2,962,500	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	162,000	156,467	162,000	(4)(5)
Total Olaplex, Inc.				3,124,500	3,066,934	3,124,500
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,885,500	1,866,645	1,860,366	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	6,239,067	6,212,276	4,382,944
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,850,000	5,813,914	5,645,250	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	6,451,250	6,418,993	6,427,573
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	2,878,863	2,692,385	2,595,483	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,961,637	4,942,580	4,690,806
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,616,127	1,613,862	1,224,798
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	1,557,649	1,540,707	1,534,775	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	1,733,723	1,720,364	1,722,238	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	4,771,728	4,756,892	4,682,258
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,987,500	4,788,469	4,839,970	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000,000	2,978,243	2,340,000	(4)
Total Portfolio Investments				$143,138,964	$140,599,644	$130,760,749
__________
(1) Represents the interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.27%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of September 30, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) This investment is held by both the Company and the OCSI Glick JV as of September 30, 2020.
(5) Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

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
________
(1) Represents the interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
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

The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $72.2 million and $49.4 million, respectively, as of September 30, 2020 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of September 30, 2020, the Company's investment in the Subordinated Notes was on cash non-accrual status. For the years ended September 30, 2020, 2019 and 2018, the Company earned interest income of $1.4 million, $5.9 million and $6.1 million, respectively, on its investment in the Subordinated Notes, of which $0.0 million, $0.0 million and $2.2 million was PIK interest income, respectively. The Company did not earn any dividend income for the years ended September 30, 2020, 2019 and 2018 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended September 30, 2020, the Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020, July 15, 2020, October 15, 2020 or January 15, 2021 coupon dates. As of September 30, 2019, the Subordinated Notes bore an interest rate of 1-month LIBOR plus 6.5% per annum.
Below is certain summarized financial information for the OCSI Glick JV as of September 30, 2020 and September 30, 2019 and for the years ended September 30, 2020, 2019 and 2018:

	September 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2020: $140,599,644; cost September 30, 2019: $176,687,612)	$130,760,749	$173,028,098
Cash and cash equivalents	3,574,960	1,096,498
Restricted cash	1,106,829	2,616,125
Other assets	2,475,078	2,937,681
Total assets	$137,917,616	$179,678,402

Senior credit facility payable	$80,681,939	$91,881,939
Subordinated notes payable at fair value (proceeds September 30, 2020: $74,337,772; proceeds September 30, 2019: $75,517,614)	56,469,250	62,087,348
Other liabilities	766,427	25,709,115
Total liabilities	$137,917,616	$179,678,402
Members' equity	—	—
Total liabilities and members' equity	$137,917,616	$179,678,402

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$9,994,321	$12,446,772	$9,823,972
Fee income	301,288	29,999	77,999
Total investment income	10,295,609	12,476,771	9,901,971
Interest expense	5,585,942	11,597,998	11,433,877
Other expenses	159,836	176,358	211,874
Total expenses (1)	5,745,778	11,774,356	11,645,751
Net unrealized appreciation (depreciation)	(382,788)	(183,384)	10,626,928
Realized gain (loss)	(4,167,043)	(519,031)	(8,883,148)
Net income (loss)	$—	$—	$—
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
During the years ended September 30, 2020, 2019 and 2018, the Company did not sell any debt investments to the OCSI Glick JV.
Note 4. Fee Income
For the years ended September 30, 2020, 2019 and 2018, the Company recorded total fee income of $1.2 million, $0.6 million, and $2.1 million, respectively, of which $0.2 million, $0.1 million and $0.1 million, respectively, was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2020, 2019 and 2018:

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(1,267,203)	$6,973,982	$20,673,049
Weighted average common shares outstanding	29,466,768	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$(0.04)	$0.24	$0.70

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in Net Assets
The following table presents the changes in net assets for the years ended September 30, 2020, 2019 and 2018:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance at September 30, 2017	29,466,768	$294,668	$373,995,934	$(80,654,168)	$293,636,434
Net investment income	—	—	—	19,771,332	19,771,332
Net unrealized appreciation (depreciation)	—	—	—	28,615,535	28,615,535
Net realized gains (losses)	—	—	—	(27,713,818)	(27,713,818)
Distributions to stockholders	—	—	—	(16,452,988)	(16,452,988)
Tax return of capital	—	—	(2,111,075)	—	(2,111,075)
Reclassification of additional paid-in capital	—	—	(1,133,470)	1,133,470	—
Issuance of common stock under dividend reinvestment plan	33,462	335	281,402	—	281,737
Repurchases of common stock under dividend reinvestment plan	(33,462)	(335)	(281,402)	—	(281,737)
Balance at September 30, 2018	29,466,768	$294,668	$370,751,389	$(75,300,637)	$295,745,420
Net investment income	—	$—	$—	$21,140,251	$21,140,251
Net unrealized appreciation (depreciation)	—	—	—	(13,705,282)	(13,705,282)
Net realized gains (losses)	—	—	—	(460,987)	(460,987)
Distributions to stockholders	—	—	—	(18,269,396)	(18,269,396)
Reclassification of additional paid-in capital	—	—	(1,552,057)	1,552,057	—
Issuance of common stock under dividend reinvestment plan	26,350	263	214,804	—	215,067
Repurchases of common stock under dividend reinvestment plan	(26,350)	(263)	(214,804)	—	(215,067)
Balance at September 30, 2019	29,466,768	$294,668	$369,199,332	$(85,043,994)	$284,450,006
Net investment income	—	$—	$—	$16,203,500	$16,203,500
Net unrealized appreciation (depreciation)	—	—	—	(7,158,267)	(7,158,267)
Net realized gains (losses)	—	—	—	(10,312,436)	(10,312,436)
Distributions to stockholders	—	—	—	(16,501,392)	(16,501,392)
Issuance of common stock under dividend reinvestment plan	46,112	461	291,387	—	291,848
Repurchases of common stock under dividend reinvestment plan	(46,112)	(461)	(291,387)	—	(291,848)
Balance at September 30, 2020	29,466,768	$294,668	$369,199,332	$(102,812,589)	$266,681,411

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
For income tax purposes, the Company estimates that its distributions for the 2020 calendar year will be composed primarily of ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2020 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a return of capital for tax purposes to the Company’s stockholders. For the year ended September 30, 2020, no portion of the distributions were deemed a return of capital for tax purposes.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2020, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.155	$4,503,016	7,793	$64,334
January 31, 2020	March 13, 2020	March 31, 2020	0.155	4,489,700	14,852	77,648
April 30, 2020	June 15, 2020	June 30, 2020	0.125	3,589,622	14,977	93,725
July 31, 2020	September 15, 2020	September 30, 2020	0.125	3,627,206	8,490	56,141
Total for the year ended September 30, 2020			$0.56	$16,209,544	46,112	$291,848

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
Total for the year ended September 30, 2019			$0.62	$18,054,329	26,350	$215,067

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.190	$5,439,519	18,809	$159,167
February 5, 2018	March 15, 2018	March 30, 2018	0.140	4,091,583	4,204	33,764
May 3, 2018	June 15, 2018	June 29, 2018	0.145	4,232,547	4,829	40,134
August 1, 2018	September 15, 2018	September 28, 2018	0.155	4,518,677	5,620	48,672
Total for the year ended September 30, 2018			$0.63	$18,282,326	33,462	$281,737
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the years ended September 30, 2020, 2019 and 2018.

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
As of September 30, 2020 and September 30, 2019, the Company was able to borrow up to $180 million under the Citibank Facility (subject to borrowing base and other limitations).  As of September 30, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of September 30, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of September 30, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of September 30, 2020, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2020 and September 30, 2019, the Company had $119.1 million and $126.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II LLC and all of the Company's equity interests in OCSI Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.052%, 4.463% and 4.264% for the years ended September 30, 2020, 2019 and 2018, respectively. For the years ended September 30, 2020, 2019 and 2018, the Company recorded interest expense (inclusive of fees) of $4.6 million, $6.4 million and $4.2 million, respectively, related to the Citibank Facility.
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
As of September 30, 2020, (a) OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility until September 30, 2021 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2022, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $160 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.65% through September 30, 2021, following which the interest rate will reset to three-month LIBOR plus 2.80% for the remaining term of the Deutsche Bank Facility, in each case with a 0.25% LIBOR floor. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of September 30, 2020, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
As of September 30, 2020, the Deutsche Bank Facility includes a waiver period (which extends through January 3, 2021) during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic (subject to the Company's ability to earlier terminate such period in certain circumstances).
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
As of September 30, 2020 and September 30, 2019, the Company had $137.6 million and $157.6 million outstanding under the Deutsche Bank Facility, respectively. For the years ended September 30, 2020, and 2019 and the period from September 24, 2018 through September 30, 2018, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 3.634%, 4.524% and 4.266%, respectively, and the Company recorded interest expense (inclusive of fees) of $7.1 million, $7.5 million and $0.1 million, respectively.
East West Bank Facility
On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility (subject to borrowing base and other limitations) with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the "East West Bank Facility"). As of September 30, 2020, the commitments under the East West Bank Facility were terminated. Prior to its termination on September 30, 2020, the East West Bank Facility bore an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. Prior to its termination on September 30, 2020, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility would have otherwise matured on January 6, 2021. The East West Bank Facility required the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.
As of September 30, 2020, there were no borrowings outstanding under the East West Bank Facility. As of September 30, 2019, the Company had $11.0 million outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility were secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company used the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.059%, 5.407% and 4.949% for the years ended September 30, 2020, 2019 and 2018, respectively. For the years ended September 30, 2020, 2019 and 2018, the Company recorded interest expense (inclusive of fees) of $0.7 million, $0.6 million and $0.6 million, respectively, related to the East West Bank Facility.

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

For the year ended September 30, 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2015 Debt Securitization were as follows:

Year ended September 30, 2018
Interest expense	$7,123,152
Loan administration fees	93,209
Amortization of debt issuance costs	2,224,132
Total interest and other debt financing expenses	$9,440,493
Cash paid for interest expense	$8,469,735
Annualized average interest rate	4.170%
Average outstanding balance	$176,875,000

Secured Borrowings
As of September 30, 2020, the Company had $10.9 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 60 days of the trade date. There were no secured borrowings outstanding as of September 30, 2019. The Company recorded less than $0.1 million of interest expense in connection with secured borrowings for the year ended September 30, 2020. The Company's secured borrowings bore interest at a weighted average rate of 3.27% for the year ended September 30, 2020.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2020 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2021	2022	2023
Citibank Facility	$119,056,800	$—	$—	$119,056,800
Deutsche Bank Facility	137,600,000	—	137,600,000	—
Secured Borrowings	10,929,578	10,929,578	—	—
Total	$267,586,378	$10,929,578	$137,600,000	$119,056,800
Note 7. Interest and Dividend Income

As of September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income. The Company restructured its investment in the Subordinated Notes of the OCSI Glick JV to realign the vehicle for current market conditions. The Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020, July 15, 2020, October 15, 2020 or January 15, 2021 coupon dates. Given that the Subordinated Notes will not pay interest for four consecutive quarters, the Company placed its investment in the Subordinated Notes of the OCSI Glick JV on cash non-accrual status and did not recognize any interest income from the OCSI Glick JV during the nine months ended September 30, 2020. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

	September 30, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$464,459,378	87.72%	$450,508,104	90.12%
Cash non-accrual (1)	65,045,551	12.28	49,409,901	9.88
Total	$529,504,929	100.00%	$499,918,005	100.00%
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2020, 2019 and 2018:

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Net increase (decrease) in net assets resulting from operations	$(1,267,203)	$6,973,982	$20,673,049
Net unrealized (appreciation) depreciation	7,158,267	13,705,282	(28,615,535)
Book/tax difference due to capital losses not recognized (recognized)	11,957,395	(1,511,618)	23,225,073
Other book/tax differences	259,242	614,614	—
Taxable/Distributable Income (1)	$18,107,701	$19,782,260	$15,282,587

__________________
(1)The Company's taxable income for the year ended September 30, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2020. Therefore, the final taxable income may be different than the estimate.
As of September 30, 2020, the Company had a net capital loss carryforward of $72,740,041, which can be used to offset future capital gains and is not subject to expiration. Of the net capital loss carryforward, $6,452,866 is available to offset future short-term capital gains and $66,287,175 is available to offset future long-term capital gains.
For the year ended September 30, 2019, the Company reclassified $1.6 million, respectively, of additional paid-in-capital to accumulated overdistributed earnings on the Consolidated Statement of Assets and Liabilities to reflect distributions that occurred prior to September 30, 2018, that were deemed to be a return of capital for income tax purposes. These reclassification entries did not impact total net assets.
As of September 30, 2020, the Company's last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

Undistributed ordinary income, net	$3,138,670
Net realized capital losses	(72,740,041)
Unrealized losses, net	(33,211,216)
The aggregate cost of investments for income tax purposes was $531,725,323 as of September 30, 2020. As of September 30, 2020, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $41,676,913. As of September 30, 2020, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $74,888,129. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $33,211,216.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended September 30, 2020, the Company recorded an aggregate net realized loss of $10.3 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Woodford Express LLC	$(5.1)
Curvature, Inc.	(1.9)
Zephyr Bidco Ltd	(1.7)
Tallgrass Energy	(1.1)
Other, net	(0.5)
Total, net	$(10.3)
During the year ended September 30, 2019, the Company recorded an aggregate net realized loss of $0.5 million in connection with the exit of various investments.
During the year ended September 30, 2018, the Company recorded an aggregate net realized loss of $27.7 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
Ameritox, Ltd.	$(15.9)
Metamorph US 3, LLC	(8.9)
Other, net	(2.9)
Total, net	$(27.7)
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the years ended September 30, 2020, 2019 and 2018, the Company recorded net unrealized appreciation (depreciation) of $(7.2) million, $(13.7) million, and $28.6 million, respectively. For the year ended September 30, 2020, this consisted of $10.8 million of unrealized depreciation of debt investments and $0.2 million of unrealized depreciation on foreign currency forward contracts, offset by $3.8 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses). For the year ended September 30, 2019, this consisted of $12.4 million of unrealized depreciation of debt investments and $1.3 million of net unrealized depreciation related to exited investments (a portion of which resulted in a reclassification to realized gains), offset by $0.1 million of unrealized appreciation of equity investments. For the year ended September 30, 2018, this consisted of $29.0 million of unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses) and $1.0 million of net unrealized appreciation of equity investments, offset by $1.4 million of net unrealized depreciation of debt investments.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of September 30, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.7 million and $1.4 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and OCM, as applicable.

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
For the years ended September 30, 2020, and 2019 the base management fee incurred under the Investment Advisory Agreement was $5.6 million and $5.9 million, respectively. For the period from October 17, 2017 to September 30, 2018, the base management fee incurred under the Investment Advisory Agreement was $5.4 million, which was payable to OCM. For the period from October 1, 2017 to October 17, 2017, the base management fee (net of waivers) incurred under the Former Investment Advisory Agreement with the Former Adviser was $0.2 million, which was payable to the Former Adviser.
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
OCM permanently waived $0.3 million of Part I incentive fees incurred during the three months ended March 31, 2020. For the years ended September 30, 2020 and 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $1.6 million and $3.8 million, respectively. For the period from October 17, 2017 to September 30, 2018, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was $2.2 million. For the period from October 1, 2017 to October 17, 2017, incentive fees incurred under the Former Investment Advisory Agreement with the Former Adviser were $0.1 million.
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. As of September 30, 2020, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the years ended September 30, 2020 and 2019, the Company did not accrue, and cumulatively has not accrued, any capital gains incentive fees.

To ensure compliance with Section 15(f) of the Investment Company Act, OCM entered into a two-year contractual fee waiver with the Company, which ended on October 17, 2019, pursuant to which OCM waived any management or incentive fees payable under the Investment Advisory Agreement that exceeded what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. At the end of the two-year period, OCM permanently waived $1.2 million, of which $0.1 million was recorded for the year ended September 30, 2020.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For the year ended September 30, 2020, the Company accrued administrative expenses of $1.1 million, including $0.2 million of general and administrative expenses. For each of the years ended September 30, 2019 and 2018, the Company accrued administrative expenses of $1.3 million, including $0.2 million of general and administrative expenses. Of the amount accrued for the year ended September 30, 2018, $0.1 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.2 million was due to Oaktree Administrator.
As of September 30, 2020 and September 30, 2019, $1.2 million and $1.5 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Financial Highlights

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018 (1)	Year ended September 30, 2017	Year ended September 30, 2016
Net asset value per share at beginning of period	$9.65	$10.04	$9.97	$11.06	$12.11
Net investment income (2)	0.55	0.72	0.67	0.76	0.86
Net unrealized appreciation (depreciation) (2)	(0.24)	(0.47)	0.97	(0.60)	(0.58)
Net realized gains (losses) (2)	(0.35)	(0.02)	(0.94)	(0.45)	(0.43)
Distributions of net investment income to stockholders	(0.56)	(0.62)	(0.56)	(0.80)	(0.90)
Tax return of capital	—	—	(0.07)	—	—
Net asset value per share at end of period	$9.05	$9.65	$10.04	$9.97	$11.06
Per share market value at beginning of period	$8.25	$8.65	$8.80	$8.56	$8.73
Per share market value at end of period	$6.51	$8.25	$8.65	$8.80	$8.56
Total return (3)	(13.98)%	2.83%	5.90%	12.51%	9.44%
Common shares outstanding at beginning of period	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768	29,466,768	29,466,768	29,466,768
Net assets at beginning of period	$284,450,006	$295,745,420	$293,636,434	$325,829,394	$356,807,103
Net assets at end of period	$266,681,411	$284,450,006	$295,745,420	$293,636,434	$325,829,394
Average net assets (4)	$257,184,310	$286,712,068	$294,285,497	$316,440,902	$332,486,362
Ratio of net investment income to average net assets	6.30%	7.37%	6.72%	7.09%	7.59%
Ratio of total expenses to average net assets	9.20%	10.11%	9.72%	7.71%	8.44%
Ratio of net expenses to average net assets	9.07%	9.94%	9.48%	7.63%	8.44%
Ratio of portfolio turnover to average investments at fair value	41.25%	34.11%	74.88%	46.80%	28.02%
Weighted average outstanding debt (5)	$306,450,172	$290,086,937	$269,760,689	$267,608,526	$303,204,218
Average debt per share (2)	$10.40	$9.84	$9.15	$9.08	$10.29
Asset coverage ratio at end of period (6)	199.66%	196.54%	207.52%	211.67%	211.43%

(1)	Beginning on October 17, 2017, the Company is externally managed by Oaktree or its affiliates. Prior to October 17, 2017, the Company was externally managed by the Former Adviser.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(4)	Calculated based upon the weighted average net assets for the period.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $267.6 million, $294.7 million, $275.1 million, $263.0 million and $292.4 million as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.

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

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit

Citibank Facility
Fiscal 2015	$136,659,800	$2,105	—	N/A
Fiscal 2016	107,426,800	2,114	—	N/A
Fiscal 2017	76,456,800	2,117	—	N/A
Fiscal 2018	110,056,800	2,075	—	N/A
Fiscal 2019	126,056,800	1,965	—	N/A
Fiscal 2020	119,056,800	1,997	—	N/A

East West Bank Facility
Fiscal 2017	$6,500,000	$2,117	—	N/A
Fiscal 2018	8,000,000	2,075	—	N/A
Fiscal 2019	11,000,000	1,965	—	N/A

Deutsche Bank Facility
Fiscal 2018	$157,000,000	$2,075	—	N/A
Fiscal 2019	157,600,000	1,965	—	N/A
Fiscal 2020	137,600,000	1,997	—	N/A

Notes Payable
Fiscal 2015	$186,366,000	$2,105	—	N/A
Fiscal 2016	180,000,000	2,114	—	N/A
Fiscal 2017	180,000,000	2,117	—	N/A

Secured Borrowings
Fiscal 2016	$5,000,000	$2,114	—	N/A
Fiscal 2020	10,929,578	1,997	—	N/A

Total Senior Securities
Fiscal 2015	$323,025,800	$2,105	—	N/A
Fiscal 2016	292,426,800	2,114	—	N/A
Fiscal 2017	262,956,800	2,117	—	N/A
Fiscal 2018	275,056,800	2,075	—	N/A
Fiscal 2019	294,656,800	1,965	—	N/A
Fiscal 2020	267,586,378	1,997	—	N/A
__________
(1)Total amount of each class of senior securities outstanding at the end of the periods.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company's consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information that the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2020, $0.3 million has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$529,015	€(465,600)	11/12/2020	$—	$17,450	Derivative liability
Foreign currency forward contract	$4,613,133	£(3,654,546)	11/12/2020	$—	$112,486	Derivative liability
				$—	$129,936
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,106,199	£(4,934,900)	10/15/2019	$20,876	$—	Derivative asset

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $33.7 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A list of unfunded commitments by investment (consisting of revolvers, term loans and the OCSI Glick JV Subordinated Notes and LLC equity interests) as of September 30, 2020 and September 30, 2019 is shown in the table below:

	September 30, 2020	September 30, 2019
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
Athenex, Inc.	5,316,815	—
MHE Intermediate Holdings, LLC	5,254,516	4,466,338
MRI Software LLC	2,721,132	—
NeuAG, LLC	1,059,000	—
Ardonagh Midco 3 PLC	1,002,320	—
Mindbody, Inc.	952,381	952,381
Accupac, Inc.	716,984	—
Apptio, Inc.	692,308	692,308
OEConnection LLC	501,353	731,183
Olaplex, Inc.	486,000	—
Coyote Buyer, LLC	391,267	—
iCIMs, Inc.	294,118	294,118
Immucor, Inc.	189,438	—
GKD Index Partners, LLC	88,889	444,444
Ministry Brands, LLC	42,500	80,000
PaySimple, Inc.	—	2,450,000
4 Over International, LLC	—	60,629
Total	$33,707,050	$24,169,430
 ___________
(1) This investment was on cash non-accrual status as of September 30, 2020.

Note 15. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Oaktree Strategic Income Corporation for the years ended September 30, 2020 and 2019 are below:

	For or as of the three months ended
(dollars in thousands, except per share amounts)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income (1)	$8,952	$8,636	$10,343	$11,603	$12,078	$13,809	$12,482	$11,259
Net investment income (1)	3,746	3,169	4,562	4,728	5,142	5,918	5,217	4,864
Net realized and unrealized gain (loss) (1)	16,910	38,990	(74,777)	1,407	(2,145)	(2,435)	8,479	(18,064)
Net increase (decrease) in net assets resulting from operations (1)	20,656	42,159	(70,215)	6,134	2,996	3,483	13,695	(13,201)
Net assets	266,681	249,709	211,234	286,017	284,450	286,021	287,105	277,977
Total investment income per common share (1)	$0.30	$0.29	$0.35	$0.39	$0.41	$0.47	$0.42	$0.38
Net investment income per common share (1)	0.13	0.11	0.15	0.16	0.17	0.20	0.18	0.17
Earnings (loss) per common share (1)	0.70	1.43	(2.38)	0.21	0.10	0.12	0.46	(0.45)
Net asset value per common share at period end (1)	9.05	8.47	7.17	9.71	9.65	9.71	9.74	9.43
__________
(1) The sum of quarterly amounts may not equal annual amounts due to rounding.
Note 16. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2020, except as discussed below.
Distribution Declaration
On November 13, 2020, the Company’s Board of Directors declared a quarterly distribution of $0.145 per share, payable in cash on December 31, 2020 to stockholders of record on December 15, 2020.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Merger Agreement
On October 28, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oaktree Specialty Lending Corporation, a Delaware corporation (“OCSL”), Lion Merger Sub, Inc., a Delaware corporation and OCSL’s wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as OCSL’s wholly-owned subsidiary (the “Merger”), and, immediately thereafter, the Company will merge with and into OCSL, with OCSL continuing as the surviving company (together with the Merger, the “Mergers”). Both the Company’s Board of Directors and the Board of Directors of OCSL, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of the Company or OCSL, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.
At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by OCSL or any of its consolidated subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of common stock, par value $0.01 per share, of OCSL (“OCSL Common Stock”) equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and OCSL will deliver to the other a calculation of its net asset value as of such date (such calculation with respect to the Company, the “Closing OCSI Net Asset Value” and such calculation with respect to OCSL, the “Closing OCSL Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “OCSI Per Share NAV”, which will be equal to (i) the Closing OCSI Net Asset Value divided by (ii) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of OCSL Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OCSI Per Share NAV divided by (ii) the OCSL Per Share NAV.
The Company and OCSL will update and redeliver the Closing OCSI Net Asset Value or the Closing OCSL Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.
The Merger Agreement contains customary representations and warranties by each of the Company, OCSL and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of the Company’s and OCSL’s businesses during the period prior to the closing of the Mergers.
Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2021, is subject to certain closing conditions, including requisite approvals of the Company’s and OCSL’s stockholders and certain other closing conditions.
The Merger Agreement also contains certain termination rights in favor of the Company and OCSL, including if the Mergers are not completed on or before July 28, 2021 or if the requisite approvals of the Company’s or OCSL’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring the Company may be required to pay to OCSL a termination fee of approximately $5.7 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OCSL may be required to pay to the Company a termination fee of approximately $20.0 million.
Citibank Facility Amendment
On October 27, 2020, OCSI Senior Funding II LLC, the Company’s wholly owned subsidiary, entered into an amendment to the documents governing the Citibank Facility, which provides that (1) consummation of the Mergers will not cause a change of control under the Citibank Facility or violate the no merger covenant in the Citibank Facility and (2) OCSL will become the collateral manager under the Citibank Facility upon closing of the Mergers. The other material terms of the Citibank Facility were unchanged.
Deutsche Bank Facility Amendment
On October 27, 2020, OCSI Senior Funding Ltd., our wholly owned subsidiary, entered into an amendment to the documents governing the Deutsche Bank Facility that provides that consummation of the Mergers will not cause a change of control under the Deutsche Bank Facility or violate the no merger covenant in the Deutsche Bank Facility. The other material terms of the Deutsche Bank Facility were unchanged.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2020

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2020	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+4.50% cash due 10/20/2028 (5)			$65,045,551	$—	$1,436,726	$54,326,418	$—	$(4,916,517)	$49,409,901	18.5%
87.5% LLC equity interest (6)				—	—	—	—	—	—	—%
Total Control Investments			$65,045,551	$—	$1,436,726	$54,326,418	$—	$(4,916,517)	$49,409,901	18.5%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.
(2)Represents the total amount of interest (net of non-accrual amounts), fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories. As of September 30, 2020, the OCSI Glick JV is on cash non-accrual status.
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
(5)This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.
(6)Together with GF Equity Funding, the Company co-invests through the OCSI Glick JV. The OCSI Glick JV is capitalized as transactions are completed and all portfolio and investment decisions in respect to the OCSI Glick JV must be approved by the OCSI Glick JV investment committee consisting of representatives of the Company and GF Equity Funding (with approval from a representative of each required).

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
______________________
(1)The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.
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

Item 9A. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	132
3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1^
Agreement and Plan of Merger among the Registrant, Oaktree Specialty Lending Corporation, Lion Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of October 28, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit a filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).
3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 29, 2018).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
4.2*	Description of Securities.
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit e filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.2	Investment Advisory Agreement, dated as of May 4, 2020, between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2020).
10.3	Form of Custody Agreement (Incorporated by reference to Exhibit j filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).
10.4	Administration Agreement, dated as of September 30, 2019, between the Registrant and Oaktree Fund Administration, LLC (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 2, 2019).

10.5	Loan Financing and Servicing Agreement, dated as of September 24, 2018, by and among OCSI Senior Funding Ltd., as borrower, Registrant, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 25, 2018).
10.6	Sale and Contribution Agreement, dated as of September 24, 2018, by and between Registrant, as seller, and OCSI Senior Funding Ltd., as purchaser (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 25, 2018).

10.7	Loan Sale Agreement by and between Registrant and FS Senior Funding II LLC, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 21, 2015).
10.8	Amended and Restated Loan and Security Agreement, dated as of January 31, 2018, by and among Registrant, OCSI Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on February 1, 2018).

10.9	First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 16, 2018).

10.10	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 18, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on July 19, 2018).
10.11	Third Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 17, 2018 (Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Annual Report on Form 10-K (File No. 814-01013) filed on November 29, 2018).
10.12	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of March 13, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2019).
10.13	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 27, 2019 among OCSI Senior Funding Ltd., as borrower, Oaktree Strategic Income Corporation, as Service, and Deutsche Bank AG, New York Branch as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on August 6, 2019).

10.14	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of September 20, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Form 10-K (File No. 814-01013) filed on November 19, 2019).
10.15	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 20, 2019 (Incorporated by reference to Exhibit 10.19 filed with the Registrant's Form 10-K (File No. 814-01013) filed on November 19, 2019).
10.16
Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of March 22, 2020, among OCSI Senior Funding Ltd., as borrower, the Company, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-01013) filed on March 25, 2020).

10.17*
Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of July 8, 2020, among OCSI Senior Funding Ltd., as borrower, the Company, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender.

10.18*	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of September 29, 2020, among OCSI Senior Funding Ltd., as borrower, the Company, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender.
10.19
Fifth Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of October 27, 2020 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).

10.20
Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of October 27, 2020, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch, as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).

14.1*	Joint Code of Ethics of the Registrant, Oaktree Specialty Lending Corporation and Oaktree Strategic Income II, Inc.
14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Annual Report on Form 10-K (File No. 814-01013) filed on December 8, 2017).
21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: OCSI Senior Funding II LLC - Delaware OCSI Senior Funding Ltd. - Cayman Islands
23.1*	Consent of Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
^
Exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 18, 2020

 POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian, Mel Carlisle and Mathew Pendo, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chief Executive Officer (principal executive officer)	November 18, 2020

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 18, 2020

/s/ JOHN B. FRANK John B. Frank	Director	November 18, 2020

/s/ DEBORAH A. GERO Deborah A. Gero	Director	November 18, 2020

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 18, 2020

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	November 18, 2020

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 18, 2020