Form 10-K/A
period 2020-09-30
Oaktree Strategic Income Corp
filed 2020-12-18
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35999

Oaktree Strategic Income Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	61-1713295
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA	90071
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(213) 830-6300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchangeon Which Registered
Common Stock, par value $0.01 per share	OCSI	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2020 was $122,830,348. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 29,466,768 shares of common stock outstanding as of December 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Oaktree Strategic Income Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the SEC on November 19, 2020 (the “Form 10-K”), to (1) provide the information required by Items 10 through 14 of Part III because, in light of the proposed merger with Oaktree Specialty Lending Corporation, we no longer expect to file a definitive proxy statement within 120 days after September 30, 2020, the end of the fiscal year covered by the Form 10-K (and reference to our proxy statement on the cover page has been deleted accordingly) and (2) provide audited financial statements for our investment in an unconsolidated controlled portfolio company, OCSI Glick JV LLC (“OCSI Glick JV”), for the year ended September 30, 2020. The OCSI Glick JV consolidated financial statements for the fiscal years ended September 30, 2020, 2019 and 2018 (Exhibit 99.1) are included in Part IV, Item 15 of this filing.

We have determined that the OCSI Glick JV has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to provide audited financial statements as an exhibit to the Form 10-K. In accordance with Rule 3-09(b), the separate financial statements of the OCSI Glick JV are being filed as an amendment to the Form 10-K within 90 days after the end of the OCSI Glick JV’s September 30 fiscal year.

This Amendment also updates, amends and supplements Part II, Item 8 of the Form 10-K to (1) include the phrase “Public Company Accounting Oversight Board (United States)” inadvertently omitted by Ernst & Young LLP (“EY”) from the second paragraph of its “Report of Independent Registered Public Accounting Firm” and (2) add the following sentences inadvertently omitted by EY from the end of the third paragraph of its “Report of Independent Registered Public Accounting Firm”: “The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.” The changes to the report of EY do not affect EY’s unqualified opinion on the Company’s financial statements included in the Form 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-Sector Holdings				(10)(11)
Subordinated Note, LIBOR+4.50% cash due 10/20/2028			$65,045,551	$65,045,551	$49,409,901	(6)(9)(14)(15)(16)
87.5% equity interest				7,111,751	—	(9)(12)(14)

				72,157,302	49,409,901

Total Control Investments (18.5% of net assets)				$72,157,302	$49,409,901

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$5,492,885	$5,432,331	$5,094,651	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		68,452	67,950	63,489	(6)(15)

				5,500,281	5,158,140
99 Cents Only Stores LLC		General Merchandise Stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	6.00%		1,635,810	1,593,419	1,504,945	(6)

				1,593,419	1,504,945
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%		5,406,946	5,370,428	5,303,052	(6)

				5,370,428	5,303,052
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		3,816,685	3,757,755	3,816,685	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(11,070)	—	(6)(14)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		477,989	470,609	477,989	(6)(15)

				4,217,294	4,294,674
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%		6,412,119	6,280,139	6,139,604	(6)(9)

				6,280,139	6,139,604
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		4,755,083	4,645,028	5,159,265	(6)

				4,645,028	5,159,265
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		5,493,198	5,449,615	5,504,624	(6)

				5,449,615	5,504,624
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+5.50% cash 2.0% PIK due 12/29/2023	6.50%		24,174,889	24,174,863	22,317,000	(6)(15)(18)

				24,174,863	22,317,000
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		5,970,000	5,910,300	5,134,200	(6)(9)(15)

				5,910,300	5,134,200
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		7,825,529	7,747,218	7,770,750	(6)(15)

				7,747,218	7,770,750
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		10,693,944	10,539,199	10,483,861	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(9,867)	(13,600)	(6)(14)(15)

				10,529,332	10,470,261
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€480,000	531,300	546,549	(6)(9)(15)
First Lien Term Loan, UK LIBOR+7.50% cash due 7/14/2026	8.25%		£3,767,573	4,584,049	4,729,468	(6)(9)(15)(18)
First Lien Delayed Draw Term Loan, UK LIBOR+7.50% cash due 7/14/2026			£—	—	—	(6)(9)(14)(15)

				5,115,349	5,276,017

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			$5,316,814	$5,094,543	$5,276,938	(9)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			1,329,204	1,198,792	1,279,359	(9)(14)(15)
62,097 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				213,614	183,186	(9)(15)

				6,506,949	6,739,483
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	4.76%		3,424,981	3,413,060	3,308,532	(6)(15)

				3,413,060	3,308,532
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.19%		4,375,000	4,341,470	4,025,000	(6)

				4,341,470	4,025,000
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		6,057,113	5,992,780	5,895,357	(6)

				5,992,780	5,895,357
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		13,590,961	13,499,354	12,481,939	(6)(15)

				13,499,354	12,481,939
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		3,577,035	3,398,183	3,550,207	(6)

				3,398,183	3,550,207
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		3,325,000	3,265,964	3,167,063	(6)(15)

				3,265,964	3,167,063
CircusTrix Holdings LLC		Leisure Facilities
First Lien Term Loan, LIBOR+6.75% PIK due 12/16/2021			9,434,200	9,402,902	7,260,560	(6)(15)

				9,402,902	7,260,560
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		5,387,652	5,333,776	5,131,738	(6)

				5,333,776	5,131,738
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		1,340,037	1,278,156	1,302,355	(6)(9)

				1,278,156	1,302,355
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			10,224,899	10,224,899	8,989,731	(6)(15)
Common Stock Warrants expiration date 7/28/2025				—	690,993

				10,224,899	9,680,724
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		5,450,344	5,395,841	5,395,841	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(3,913)	(3,913)	(6)(14)(15)

				5,391,928	5,391,928
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	4.40%		5,894,380	5,869,505	5,875,960	(6)

				5,869,505	5,875,960

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.40%		$8,731,138	$8,827,767	$8,671,111	(6)

				8,827,767	8,671,111
Curium Bidco S.à.r.l.		Biotechnology
First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%		3,960,000	3,930,300	3,930,300	(6)(9)

				3,930,300	3,930,300
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%		8,851,404	8,760,175	8,674,375	(6)

				8,760,175	8,674,375
EnergySolutions LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	4.75%		3,910,000	3,897,041	3,753,600	(6)

				3,897,041	3,753,600
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%		3,990,000	3,950,100	3,979,187	(6)

				3,950,100	3,979,187
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.65%		7,084,337	7,059,645	6,827,530	(6)

				7,059,645	6,827,530
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			3,013,000	2,831,219	2,854,818	(9)(15)(18)
87,852 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				93,123	151,105	(9)(15)

				2,924,342	3,005,923
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.22%		2,969,697	2,947,424	2,917,727	(6)(15)

				2,947,424	2,917,727
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		8,051,177	8,007,041	7,914,307	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		355,556	352,069	347,556	(6)(14)(15)

				8,359,110	8,261,863
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		2,463,340	2,422,270	2,395,598	(6)

				2,422,270	2,395,598
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.65%		2,474,683	2,453,364	2,456,135	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%		5,000,000	4,982,443	4,825,000	(6)(15)

				7,435,807	7,281,135
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		1,316,869	751,248	934,430	(6)

				751,248	934,430
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%		3,969,690	3,929,993	3,922,570	(6)

				3,929,993	3,922,570
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		5,572,549	5,497,575	5,527,968	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(4,940)	(2,353)	(6)(14)(15)

				5,492,635	5,525,615
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,267,567	2,224,475	2,222,215	(6)(15)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(3,600)	(3,789)	(6)(14)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,465,318	5,362,101	5,356,011	(6)(15)

				7,582,976	7,574,437

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		$3,326,063	$3,338,452	$3,313,557	(6)(9)

				3,338,452	3,313,557
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	6.38%		6,794,491	6,802,553	6,692,574	(6)(9)

				6,802,553	6,692,574
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		9,875,000	9,755,743	9,430,625	(6)(15)

				9,755,743	9,430,625
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%		4,000,000	3,900,591	3,873,760	(6)

				3,900,591	3,873,760
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		11,419,753	11,305,654	11,114,846	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023			—	(228,947)	(140,296)	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		2,325,487	2,351,985	2,263,397	(6)(15)

				13,428,692	13,237,947
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		9,092,898	8,961,003	8,383,652	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(13,884)	(75,238)	(6)(14)(15)

				8,947,119	8,308,414
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	6.00%		57,500	56,639	56,650	(6)(14)(15)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		2,000,000	1,985,308	1,982,994	(6)(15)

				2,041,947	2,039,644
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		5,968,744	5,918,189	5,824,509	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(22,352)	(52,991)	(6)(14)(15)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(5,283)	(12,765)	(6)(14)(15)

				5,890,554	5,758,753
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.0% PIK due 9/11/2024	7.00%		8,529,688	8,194,410	8,188,501	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.0% PIK due 9/11/2024				(42,360)	(42,360)	(6)(14)(15)

				8,152,050	8,146,141
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%		4,200,473	4,049,552	4,205,723	(6)

				4,049,552	4,205,723
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%		7,920,420	7,881,988	7,831,315	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(2,227)	(5,640)	(6)(14)

				7,879,761	7,825,675
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		8,887,500	8,731,401	8,887,500	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		486,000	469,401	486,000	(6)(14)(15)

				9,200,802	9,373,500

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		$3,821,010	$3,811,810	$3,668,571	(6)

				3,811,810	3,668,571
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		9,906,964	9,742,150	9,560,221	(6)(15)

				9,742,150	9,560,221
Peraton Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	6.25%		6,288,750	6,272,774	6,241,584	(6)(15)

				6,272,774	6,241,584
PG&E Corporation		Electric Utilities
First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%		1,995,000	1,966,495	1,958,422	(6)

				1,966,495	1,958,422
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		8,289,847	8,240,727	6,362,458	(6)(15)

				8,240,727	6,362,458
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		1,500,000	1,500,000	1,350,000	(6)(15)

				1,500,000	1,350,000
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,704,000	5,363,954	5,547,140	(6)

				5,363,954	5,547,140
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.00% cash due 8/29/2025	4.16%		9,757,714	9,660,137	9,708,926	(6)

				9,660,137	9,708,926
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	4.47%		9,825,000	9,807,175	9,628,500	(6)(15)

				9,807,175	9,628,500
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		1,885,500	1,866,645	1,860,366	(6)

				1,866,645	1,860,366
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%		5,488,244	5,457,684	5,104,067	(6)(15)

				5,457,684	5,104,067
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		10,725,000	10,658,741	10,349,625	(6)

				10,658,741	10,349,625
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%		7,650,000	7,535,250	6,387,750	(6)

				7,535,250	6,387,750
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,826,911	5,529,350	5,564,700	(6)

				5,529,350	5,564,700
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%		1,483,087	1,401,939	1,337,099	(6)

				1,401,939	1,337,099
Trident Topco LLC		Health Care Services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)

				—	—
Truck Hero, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	3.90%		5,681,160	5,688,828	5,520,667	(6)

				5,688,828	5,520,667

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%		$2,887,362	$2,819,945	$2,844,961	(6)

				2,819,945	2,844,961
Uniti Group Inc.		Specialized REITs
40,052 Shares of Common Stock				253,529	421,948	(9)(17)

				253,529	421,948
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%		6,000,000	5,880,994	5,885,010	(6)

				5,880,994	5,885,010
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		11,830,827	11,732,318	11,752,447	(6)

				11,732,318	11,752,447
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		8,371,098	7,942,825	8,371,098	(6)(15)

				7,942,825	8,371,098
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		5,985,000	5,746,163	5,807,964	(6)
11,903 Shares of Common Stock in Windstream Holdings II, LLC				102,837	134,504	(15)
72,205 Warrants in Windstream Holdings II, LLC				1,785,324	793,624	(15)

				7,634,324	6,736,092
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.50% cash due 4/30/2025	4.50%		4,411,964	4,404,415	3,886,941	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		1,000,000	992,746	780,000	(6)(15)

				5,397,161	4,666,941
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		4,607,500	4,632,209	4,349,779	(6)

				4,632,209	4,349,779

Total Non-Control/Non-Affiliate Investments (169.8% of net assets)				$466,907,805	$452,883,464

Total Portfolio Investments (188.3% of net assets)				$539,065,107	$502,293,365

Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$7,052,674	$7,052,674
Other cash accounts				22,447,753	22,447,753

Cash and Cash Equivalents and Restricted Cash (11.1% of net assets)				$29,500,427	$29,500,427

Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (199.4% of net assets)				$568,565,534	$531,793,792

Derivatives Instrument	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$529,015	€(465,600)	11/12/2020	JPMorgan Chase Bank, N.A.	$(17,450)
Foreign currency forward contract	$4,613,133	£(3,654,546)	11/12/2020	JPMorgan Chase Bank, N.A.	$(112,486)

					$(129,936)

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)

Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

(4)

Each of the Company’s investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)

The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR”) and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2020, the reference rates for the Company’s variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.27%, the 360-day LIBOR at 0.37%, the PRIME at 3.25%, the 180-day UK LIBOR at 0.22% and the 180-day EURIBOR at (0.36)%. Most loans include an interest floor, which generally ranges from 0% to 1%.

(7)

Principal includes accumulated payment in kind (“PIK”) interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. “€” signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(8)

Control Investments generally are defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(9)

Investment is not a “qualifying asset” as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020, qualifying assets represented 83.1% of the Company’s total assets and non-qualifying assets represented 16.9% of the Company’s total assets.

(10)

As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(11)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(12)

This investment was valued using net asset value as a practical expedient for fair value. Consistent with Financial Accounting Standards Board (“FASB”) guidance under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), these investments are excluded from the hierarchical levels.

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

(15)	As of September 30, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.

(16)	This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.

(17)	Income producing through payment of dividends or distributions.

(18)

The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing (“ASC 860”), and therefore the investment remains on the Company’s Consolidated Schedule of Investments as of September 30, 2020. See Note 6 in the Consolidated Financial Statements for further details.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-sector holdings				(10)(11)
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.89%		$66,077,912	$66,077,913	$54,326,418	(6)(9)(14)(15)
87.5% equity interest				7,111,751	—	(9)(12)(14)

				73,189,664	54,326,418

Total Control Investments (19.1% of net assets)				$73,189,664	$54,326,418

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	8.04%		$5,612,060	$5,547,000	$5,504,869	(6)(15)
First Lien Revolver, PRIME+5.00% cash due 6/7/2021	10.00%		7,823	7,321	6,516	(6)(14)(15)

				5,554,321	5,511,385
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan, LIBOR+5.00% cash 1.50% PIK due 1/13/2022	7.10%		1,626,953	1,549,641	1,425,618	(6)

				1,549,641	1,425,618
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%		5,462,360	5,417,080	5,404,350	(6)

				5,417,080	5,404,350
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical components & equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%		6,525,584	6,363,049	6,009,639	(6)(9)

				6,363,049	6,009,639
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.29%		2,488,670	2,437,830	2,337,272	(6)

				2,437,830	2,337,272
Airxcel, Inc.		Household appliances
First Lien Term Loan, LIBOR+4.50% cash due 4/28/2025	6.54%		6,912,500	6,857,242	6,661,922	(6)

				6,857,242	6,661,922
AL Midcoast Holdings LLC		Oil & gas storage & transportation
First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%		564,300	558,657	556,541	(6)

				558,657	556,541
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 9/20/2026	6.36%		4,000,000	3,960,000	4,020,000	(6)

				3,960,000	4,020,000
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+7.50% cash due 12/29/2020	9.62%		24,102,647	24,102,621	20,960,795	(6)(15)

				24,102,621	20,960,795
Allen Media, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+6.50% cash due 8/30/2023	8.60%		4,809,488	4,714,403	4,653,180	(6)(15)

				4,714,403	4,653,180
Ancile Solutions, Inc.		Application software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%		8,299,803	8,184,777	8,133,807	(6)(15)

				8,184,777	8,133,807
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%		10,693,944	10,502,939	10,496,106	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(12,179)	(12,808)	(6)(14)(15)

				10,490,760	10,483,298
Aptos, Inc.		Computer & electronics retail
First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%		10,917,500	10,808,325	10,781,031	(6)(15)

				10,808,325	10,781,031
Avaya, Inc.		Communications equipment
First Lien Term Loan, LIBOR+4.25% cash due 12/15/2024	6.28%		9,825,000	9,740,555	9,361,407	(6)

				9,740,555	9,361,407

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.62%		$8,887,500	$8,850,147	$8,387,578	(6)(15)

				8,850,147	8,387,578
Blackhawk Network Holdings, Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	9.06%		4,375,000	4,335,578	4,380,491	(6)

				4,335,578	4,380,491
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%		6,118,763	6,051,218	5,899,007	(6)

				6,051,218	5,899,007
Cadence Aerospace LLC		Aerospace & defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.54%		13,514,012	13,406,773	13,277,761	(6)(15)

				13,406,773	13,277,761
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.36%		8,931,990	8,834,396	8,887,330	(6)

				8,834,396	8,887,330
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%		4,975,000	4,925,250	5,018,531	(6)

				4,925,250	5,018,531
Cincinnati Bell Inc.		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.29%		4,893,420	4,879,432	4,888,649	(6)(9)

				4,879,432	4,888,649
CircusTrix Holdings LLC		Leisure facilities
First Lien Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		8,072,229	8,025,765	8,014,503	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/16/2021	7.54%		971,967	966,372	965,016	(6)(15)

				8,992,137	8,979,519
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+4.50% cash due 7/29/2021	6.60%		5,937,500	5,921,943	5,963,505	(6)
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%		5,970,000	5,910,301	6,007,313	(6)

				11,832,244	11,970,818
Connect U.S. Finco LLC		Alternative carriers
First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%		10,000,000	9,800,000	9,860,150	(6)(9)

				9,800,000	9,860,150
Curium Bidco S.à r.l.		Biotechnology
First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%		4,000,000	3,970,000	4,020,000	(6)(9)

				3,970,000	4,020,000
Curvature, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 10/30/2023	7.04%		9,725,000	9,683,496	7,974,500	(6)
				9,683,496	7,974,500
Dcert Buyer, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%		9,000,000	8,977,500	8,983,125	(6)

				8,977,500	8,983,125
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%		10,631,986	10,611,348	10,629,753	(6)

				10,611,348	10,629,753
Ellie Mae, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%		6,500,000	6,467,500	6,518,980	(6)

				6,467,500	6,518,980
EnergySolutions LLC		Environmental & facilities services
First Lien Term Loan, LIBOR+3.75% cash due 5/9/2025	5.85%		3,950,000	3,934,058	3,703,125	(6)

				3,934,058	3,703,125

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Femur Buyer, Inc.		Healthcare equipment
First Lien Term Loan, LIBOR+4.25% cash due 3/5/2026	6.38%		$8,977,500	$8,887,725	$8,994,333	(6)

				8,887,725	8,994,333
Firstlight Holdco, Inc.		Alternative carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	5.54%		7,156,627	7,126,483	7,098,479	(6)

				7,126,483	7,098,479
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%		1,488,579	1,450,620	1,488,050	(6)(9)

				1,450,620	1,488,050
Gentiva Health Services, Inc.		Healthcare services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%		3,989,924	3,985,062	4,017,355	(6)

				3,985,062	4,017,355
GKD Index Partners, LLC		Specialized finance
First Lien Term Loan, LIBOR+7.25% cash due 6/29/2023	9.35%		8,616,315	8,551,811	8,503,011	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 6/29/2023			—	(3,327)	(5,844)	(6)(14)(15)

				8,548,484	8,497,167
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%		3,925,963	3,917,442	3,930,871	(6)

				3,917,442	3,930,871
Guidehouse LLP		Research & consulting services
Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%		5,000,000	4,979,290	4,937,500	(6)

				4,979,290	4,937,500
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.56%		5,572,549	5,478,546	5,479,203	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(4,852)	(4,927)	(6)(14)(15)

				5,473,694	5,474,276
Indivior Finance S.a.r.l.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%		5,368,935	5,344,971	4,943,903	(6)(9)

				5,344,971	4,943,903
Kellermeyer Bergensons Services, LLC		Environmental & facilities services
Second Lien Term Loan, LIBOR+8.50% cash due 4/29/2022	10.77%		280,000	280,000	272,300	(6)(15)

				280,000	272,300
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%		5,000,000	5,025,753	4,756,250	(6)(9)

				5,025,753	4,756,250
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	7.42%		7,269,303	7,281,949	7,138,455	(6)(9)

				7,281,949	7,138,455
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.05%		9,975,000	9,832,986	9,875,250	(6)(15)

				9,832,986	9,875,250
Lytx Holdings, LLC		Research & consulting services
500 Class B Units				—	293,339	(15)

				—	293,339
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.79%		8,138,690	8,082,911	8,166,891	(6)

				8,082,911	8,166,891
McDermott Technology (Americas), Inc.		Oil & gas equipment & services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%		642,238	631,923	410,497	(6)(9)

				631,923	410,497

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		$11,538,092	$11,389,771	$11,307,331	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023	7.09%		788,177	559,231	683,087	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%		2,349,480	2,376,251	2,302,490	(6)(15)

				14,325,253	14,292,908
Mindbody, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%		9,047,619	8,885,497	8,875,714	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025			—	(17,065)	(18,095)	(6)(14)(15)

				8,868,432	8,857,619
Ministry Brands, LLC		Application software
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		1,568,067	1,554,797	1,568,067	(6)(15)
Second Lien Delayed Draw Term Loan, LIBOR+9.25% cash due 6/2/2023	11.34%		431,933	428,278	431,933	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022	7.04%		20,000	19,139	20,000	(6)(14)(15)

				2,002,214	2,020,000
New Trident Holdcorp, Inc.		Healthcare services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)

				—	—
OCI Beaumont LLC		Commodity chemicals
First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%		4,925,000	4,920,165	4,931,156	(6)(9)

				4,920,165	4,931,156
OEConnection LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%		7,768,817	7,729,973	7,754,251	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026			—	(3,656)	(1,371)	(6)(14)

				7,726,317	7,752,880
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	6.54%		3,860,606	3,848,514	3,238,083	(6)

				3,848,514	3,238,083
PaySimple, Inc.		Data processing & outsourced services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.55%		7,550,000	7,400,733	7,436,750	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025			—	(48,438)	(36,750)	(6)(14)(15)

				7,352,295	7,400,000
Peraton Corp.		Aerospace & defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	7.30%		6,353,750	6,333,030	6,306,097	(6)

				6,333,030	6,306,097
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		9,394,444	9,319,898	9,206,556	(6)(15)

				9,319,898	9,206,556
Project Boost Purchaser, LLC		Application software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.54%		2,800,000	2,772,000	2,785,650	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	10.14%		1,500,000	1,500,000	1,500,000	(6)(15)

				4,272,000	4,285,650
PSI Services LLC		Human resource & employment services
First Lien Term Loan, LIBOR+5.00% cash due 1/20/2023	7.04%		6,601,580	6,545,627	6,555,342	(6)(15)

				6,545,627	6,555,342
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.54%		10,395,000	10,291,050	10,421,039	(6)

				10,291,050	10,421,039
RevSpring, Inc.		Commercial printing
First Lien Term Loan, LIBOR+4.00% cash due 10/11/2025	6.04%		9,925,000	9,903,404	9,866,095	(6)(15)

				9,903,404	9,866,095

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Salient CRGT, Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+6.00% cash due 2/28/2022	8.05%		$5,731,994	$5,676,942	$5,445,395	(6)(15)

				5,676,942	5,445,395
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%		10,835,000	10,752,193	10,821,456	(6)

				10,752,193	10,821,456
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%		7,850,000	7,732,250	7,614,500	(6)

				7,732,250	7,614,500
Sophia, L.P.		Systems software
First Lien Term Loan, LIBOR+3.25% cash due 9/30/2022	5.35%		1,398,788	1,396,201	1,400,830	(6)

				1,396,201	1,400,830
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 4/6/2026	6.10%		2,000,000	1,997,545	2,011,870	(6)

				1,997,545	2,011,870
Sunshine Luxembourg VII SARL		Personal products
First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%		3,000,000	2,985,000	3,017,820	(6)(9)

				2,985,000	3,017,820
The Dun & Bradstreet Corporation		Research & consulting services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.05%		5,000,000	4,908,337	5,037,050	(6)

				4,908,337	5,037,050
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	6.07%		7,989,795	7,979,663	8,011,448	(6)

				7,979,663	8,011,448
Tribe Buyer LLC		Human resources & employment services
First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%		1,556,998	1,554,180	1,453,201	(6)(15)

				1,554,180	1,453,201
Truck Hero, Inc.		Auto parts & equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	5.79%		5,739,880	5,749,771	5,385,930	(6)

				5,749,771	5,385,930
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%		2,239,323	2,224,436	2,230,467	(6)

				2,224,436	2,230,467
UFC Holdings, LLC		Movies & entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%		4,944,058	4,941,992	4,962,945	(6)

				4,941,992	4,962,945
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%		8,848,483	8,642,094	8,648,021	(6)(9)

				8,642,094	8,648,021
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.54%		8,819,673	8,943,835	8,929,919	(6)

				8,943,835	8,929,919
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%		12,811,879	12,902,946	12,142,266	(6)

				12,902,946	12,142,266
Verra Mobility, Corp.		Data processing & outsourced services
First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%		4,949,749	4,960,502	4,976,552	(6	)(9)

				4,960,502	4,976,552
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.54%		10,975,140	10,897,989	11,032,320	(6)

				10,897,989	11,032,320

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.54%		$7,940,000	$7,904,378	$7,949,925	(6)

				7,904,378	7,949,925
Windstream Services, LLC		Integrated telecommunication services
First Lien Term Loan, PRIME+5.00% cash due 3/29/2021	10.00%		7,384,828	7,227,936	7,524,069	(6	)(9)

				7,227,936	7,524,069
Woodford Express LLC		Oil & gas exploration & production
First Lien Term Loan, LIBOR+5.00% cash due 1/27/2025	7.04%		14,775,000	14,662,039	13,947,600	(6)

				14,662,039	13,947,600
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.01%		4,455,000	4,445,709	4,467,541	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%		1,000,000	991,442	995,830	(6)

				5,437,151	5,463,371
Zep Inc.		Specialty chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	6.04%		4,655,000	4,686,365	3,687,132	(6)

				4,686,365	3,687,132
Zephyr Bidco Limited		Specialized finance
First Lien Term Loan, UK LIBOR+4.50% cash due 7/23/2025	5.21%		£5,000,000	6,667,495	5,976,039	(6	)(9)

				6,667,495	5,976,039

Total Non-Control/Non-Affiliate Investments (190.8% of net assets)				$553,679,070	$542,778,029

Total Portfolio Investments (209.9% of net assets)				$626,868,734	$597,104,447

Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$228,653	$228,653
Other cash accounts				13,822,979	13,822,979

Total Cash and Cash Equivalents and Restricted Cash (4.9% of net assets)				$14,051,632	$14,051,632

Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (214.9% of net assets)				$640,920,366	$611,156,079

Derivatives Instrument	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,106,199	£(4,934,900)	10/15/2019	JPMorgan Chase Bank, N.A.	$20,876

Oaktree Strategic Income Corporation

Consolidated Schedule of Investments

September 30, 2019

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)

Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)

Each of the Company’s investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(6)

The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company’s variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06%, the PRIME at 5.00% and the 30-day UK LIBOR at 0.71%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(9)

Investment is not a “qualifying asset” as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, qualifying assets represented 78.6% of the Company’s total assets and non-qualifying assets represented 21.4% of the Company’s total assets.

(10)

As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Oaktree Strategic Income Corporation (together with its consolidated subsidiaries, the “Company”) is a specialty finance company that looks to provide customized capital solutions for middle-market companies in both the syndicated and private placement markets. The Company was formed in May 2013 and operates as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act. The Company has qualified and elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), for tax purposes.

The Company’s investment objective is to generate a stable source of current income while minimizing the risk of principal loss and, to a lesser extent, capital appreciation by providing innovative first-lien financing solutions to companies across a wide variety of industries. To a lesser extent, the Company may also invest in unsecured loans, including subordinated loans and bonds, issued by private middle-market companies, senior and subordinated loans and bonds issued by public companies and equity investments.

The Company is externally managed by Oaktree Fund Advisors, LLC (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), pursuant to an investment advisory agreement between the Company and Oaktree (the “Investment Advisory Agreement”). Oaktree is an affiliate of Oaktree Capital Management, L.P. (“OCM”), the Company’s external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “Administration Agreement”). See Note 11. In 2019, Brookfield Asset Management Inc. (“Brookfield”) acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

Note 2. Significant Accounting Policies

Basis of Presentation:

The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies (“ASC 946”).

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

If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment’s level is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using “bid” and “ask” prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company’s investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.

The Company seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Company’s set threshold, the Company seeks to obtain a quote directly from a broker making a market for the asset. Oaktree evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Oaktree also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, Oaktree performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Company does not adjust any of the prices received from these sources.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

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

•	Preliminary valuations are then reviewed and discussed with management of Oaktree;

•

Separately, independent valuation firms engaged by the Board of Directors prepare valuations of the Company’s investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to Oaktree and the Audit Committee of the Board of Directors;

•	Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•	The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;

•	The Audit Committee makes a recommendation to the full Board of Directors regarding the fair value of the investments in the Company’s portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio.

The fair value of the Company’s investments as of September 30, 2020 and September 30, 2019 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

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

With the exception of the line items entitled “deferred financing costs,” “deferred offering costs,” “other assets,” “credit facilities payable” and “secured borrowings” which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled “interest, dividends and fees receivable,” “due from portfolio companies,” “receivables from unsettled transactions,” “accounts payable, accrued expenses and other liabilities,” “base management fee and incentive fee payable,” “due to affiliate,” “interest payable,” “payables from unsettled transactions” and “director fees payable” approximate fair value due to their short maturities.

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

Investment Income:

Interest Income

Interest income, adjusted for accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.

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

PIK Interest Income

The Company’s investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company’s decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company’s assessment of the portfolio company’s business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company’s determination to cease accruing PIK interest is generally made well before the Company’s full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the Consolidated Financial Statements including for purposes of computing the capital gains incentive fee payable by the Company to Oaktree. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.

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

Cash and Cash Equivalents and Restricted Cash:

Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash and cash equivalents and restricted cash are included on the Company’s Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.

As of September 30, 2020, included in restricted cash was $4.1 million that was held at Wells Fargo Bank, N.A. in connection with the Company’s Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings), and $0.3 million that was held at U.S. Bank National Association as collateral in connection with the ISDA Master Agreement (as defined in Note 13 - Derivative Instruments) with JPMorgan Chase Bank N.A. Of the $4.1 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.0 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2020, the remaining $2.1 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, included in restricted cash was $7.6 million that was held at Wells Fargo Bank, N.A. in connection with the Company’s Citibank Facility and Deutsche Bank Facility and $0.8 million held at East West Bank in connection with the Company’s East West Bank Facility (as defined in Note 6 – Borrowings). Of the $7.6 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $3.4 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2019, the remaining $4.3 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility. As of September 30, 2019, $0.8 million held at East West Bank was restricted due to minimum balance requirements under the East West Bank Facility.

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

The Company may hold certain portfolio investments through taxable subsidiaries. The purpose of a taxable subsidiary is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s Consolidated Financial Statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company’s Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2017, 2018 or 2019. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

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

Note 3. Portfolio Investments

As of September 30, 2020, 188.3% of net assets at fair value, or $502.3 million, was invested in 78 portfolio companies, including 18.5% of net assets, or $49.4 million at fair value, in subordinated notes and limited liability company (“LLC”) equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the “OCSI Glick JV”), a joint venture through which the Company and GF Equity Funding 2014 LLC (“GF Equity Funding”) co-invest primarily in senior secured loans of middle-market companies, and 11.1% of net assets, or $29.5 million, was invested in cash and cash equivalents (including $4.4 million of restricted cash). In comparison, as of September 30, 2019, 209.9% of net assets at fair value, or $597.1 million, was invested in 84 portfolio companies, including 19.1% of net assets, or $54.3 million at fair value, in subordinated notes and LLC equity interests of the OCSI Glick JV, and 4.9% of net assets, or $14.1 million, was invested in cash and cash equivalents (including $8.4 million of restricted cash). As of September 30, 2020, 89.7% of the Company’s portfolio at fair value consisted of senior secured debt investments, 9.8% consisted of investments in the subordinated notes of the OCSI Glick JV and 0.5% consisted of equity investments. As of September 30, 2019, 90.9% of the Company’s portfolio at fair value consisted of senior secured debt investments and 9.1% consisted of investments in the subordinated notes of the OCSI Glick JV.

As of September 30, 2020 and September 30, 2019, the Company’s equity investments consisted of LLC equity interests, common stock and warrants in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company’s investments as of September 30, 2020 and September 30, 2019 at cost and fair value was as follows:

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the composition of the Company’s debt investments as of September 30, 2020 and September 30, 2019 at floating rates and fixed rates:

	September 30, 2020		September 30, 2019
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including debt investments in the OCSI Glick JV	$490,506,890	98.12%	$596,811,108	100.00%
Fixed rate debt securities	9,411,115	1.88%	—	—%

Total	$499,918,005	100.00%	$596,811,108	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2020 on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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

The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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

(b)

There was a transfer from senior secured debt to common equity and warrants during the year ended September 30, 2020 as a result of an investment restructuring, in which $1.2 million of senior secured debt was exchanged for common equity and warrants.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range							Weighted Average (a)
Senior Secured Loans	$157,196,179	Market Yield	Market Yield	(b	)	6.6%		—	16.0%		11.0%
	78,772,765	Broker Quotations	Broker Quoted Price	(c	)	N/A		—	N/A		N/A
	7,260,560	Enterprise Value	EBITDA Multiple	(d	)	7.0	x	—	9.0	x	8.0	x
OCSI Glick JV Subordinated Notes	49,409,901	Enterprise Value	N/A	(e	)	N/A		—	N/A		N/A
Equity Securities	1,953,412	Transactions Precedent	Transaction Price	(f	)	N/A		—	N/A		N/A

Total	$294,592,817

(a)	Weighted averages are calculated based on fair value of investments.
(b)	Used when market participants would take into account market yield when pricing the investment.
(c)

The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company’s Board of Directors in conjunction with additional information compiled by Oaktree.

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

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range							Weighted Average (a)
Senior Secured Loans	$92,083,082	Market Yield	Market Yield	(b	)	6.7%		—	13.0%		8.9%
	67,340,586	Broker Quotations	Broker Quoted Price	(c	)	N/A		—	N/A		N/A
	20,960,795	Enterprise Value	EBITDA Multiple	(d	)	4.2	x	—	6.2	x	5.2	x
	1,500,000	Transactions Precedent	Transaction Price	(e	)	N/A		—	N/A		N/A
OCSI Glick JV Subordinated Notes	54,326,418	Enterprise Value	N/A	(f	)	N/A		—	N/A		N/A
Equity Securities	293,339	Enterprise Value	EBITDA Multiple	(d	)	16.0	x	—	18.0	x	17.0	x

Total	$236,504,220

(a)	Weighted averages are calculated based on fair value of investments.
(b)	Used when market participants would take into account market yield when pricing the investment.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)

The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company’s Board of Directors in conjunction with additional information compiled by Oaktree.

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

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company’s investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.

Under the EV technique, the significant unobservable input used in the fair value measurement of the Company’s investments in debt or equity securities is the earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Composition

Summaries of the composition of the Company’s portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

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

The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following tables show the composition of the Company’s portfolio by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the composition of the Company’s portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Multi-Sector Holdings (1)	$72,157,302	13.36%	$73,189,664	11.68%
Application Software	56,215,071	10.43	81,483,953	12.98
Aerospace & Defense	30,626,973	5.68	32,851,441	5.24
Diversified Support Services	26,334,370	4.89	27,474,583	4.38
Advertising	24,174,863	4.48	24,102,621	3.84
Movies & Entertainment	16,673,070	3.09	9,656,395	1.54
Integrated Telecommunication Services	15,495,686	2.87	17,406,502	2.78
Commercial Printing	15,307,456	2.84	15,457,725	2.47
Data Processing & Outsourced Services	14,083,620	2.61	16,648,375	2.66
Industrial Machinery	13,770,077	2.55	9,319,898	1.49
Health Care Supplies	13,452,481	2.50	—	—
Personal Products	13,418,096	2.49	2,985,000	0.48
Pharmaceuticals	13,309,502	2.47	12,626,920	2.01
Health Care Services	13,081,011	2.43	17,175,085	2.74
Biotechnology	12,304,257	2.28	7,930,000	1.27
Health Care Technology	11,732,318	2.18	10,897,989	1.74
Oil & Gas Storage & Transportation	10,976,147	2.04	558,657	0.09
Specialty Chemicals	10,024,137	1.86	4,686,365	0.75
Systems Software	9,922,773	1.84	15,530,330	2.48
Real Estate Services	9,755,743	1.81	9,832,986	1.57
Publishing	9,660,137	1.79	10,291,050	1.64
Leisure Facilities	9,402,902	1.74	8,992,137	1.43
Internet Services & Infrastructure	8,947,119	1.66	28,457,280	4.54
Trading Companies & Distributors	8,827,767	1.64	8,943,835	1.43
Distributors	8,760,175	1.63	—	—
Specialized Finance	8,359,110	1.55	15,215,979	2.43
Alternative Carriers	8,337,801	1.55	16,926,483	2.70
Fertilizers & Agricultural Chemicals	8,152,050	1.51	—	—
Research & Consulting Services	7,435,807	1.38	9,887,627	1.58
Electrical Components & Equipment	6,280,139	1.17	6,363,049	1.02
Auto Parts & Equipment	5,688,828	1.06	5,749,771	0.92
Internet & Direct Marketing Retail	5,363,954	1.00	—	—
Oil & Gas Refining & Marketing	5,333,776	0.99	11,832,244	1.89
Metal & Glass Containers	5,279,705	0.98	8,850,147	1.41
Insurance Brokers	5,115,349	0.95	—	—
Hotels, Resorts & Cruise Lines	4,645,028	0.86	—	—
Environmental & Facilities Services	3,897,041	0.72	4,214,058	0.67
Restaurants	3,398,183	0.63	—	—
Household Products	3,338,452	0.62	5,025,753	0.80
Independent Power Producers & Energy Traders	3,265,964	0.61	—	—
Managed Health Care	2,947,424	0.55	—	—
Electric Utilities	1,966,495	0.36	—	—
General Merchandise Stores	1,593,419	0.30	1,549,641	0.25
Specialized REITs	253,529	0.05	8,642,094	1.38
Oil & Gas Exploration & Production	—	—	14,662,039	2.34
Interactive Media & Services	—	—	11,821,820	1.89
Computer & Electronics Retail	—	—	10,808,325	1.72
Communications Equipment	—	—	9,740,555	1.55
IT Consulting & Other Services	—	—	9,683,496	1.54
Health Care Equipment	—	—	8,887,725	1.42
Human Resource & Employment Services	—	—	8,099,807	1.29
Household Appliances	—	—	6,857,242	1.09
Commodity Chemicals	—	—	4,920,165	0.78
Oil & Gas Equipment & Services	—	—	631,923	0.10

Total	$539,065,107	100.00%	$626,868,734	100.00%

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$55,815,754	11.13%	20.92%	$80,958,933	13.52%	28.46%
Multi-Sector Holdings (1)	49,409,901	9.84	18.53	54,326,418	9.10	19.10
Aerospace & Defense	28,494,531	5.67	10.68	32,504,494	5.44	11.42
Diversified Support Services	24,928,749	4.96	9.36	27,311,758	4.57	9.62
Advertising	22,317,000	4.44	8.37	20,960,795	3.51	7.37
Movies & Entertainment	16,350,259	3.26	6.14	9,616,125	1.61	3.38
Commercial Printing	14,786,640	2.94	5.54	15,377,480	2.58	5.41
Integrated Telecommunication Services	14,610,386	2.91	5.49	17,138,851	2.87	6.03
Personal Products	13,668,174	2.72	5.12	3,017,820	0.51	1.06
Data Processing & Outsourced Services	13,585,221	2.70	5.09	16,757,043	2.81	5.89
Health Care Supplies	13,450,397	2.68	5.04	—	—	—
Pharmaceuticals	13,432,057	2.67	5.04	12,082,358	2.02	4.25
Health Care Services	12,745,223	2.54	4.78	17,176,083	2.88	6.03
Biotechnology	12,440,847	2.48	4.66	8,040,000	1.35	2.82
Industrial Machinery	11,927,158	2.37	4.48	9,206,556	1.54	3.24
Health Care Technology	11,752,447	2.34	4.41	11,032,320	1.85	3.88
Oil & Gas Storage & Transportation	10,615,154	2.11	3.98	556,541	0.09	0.20
Systems Software	9,817,927	1.95	3.68	15,466,728	2.59	5.43
Specialty Chemicals	9,741,707	1.94	3.65	3,687,132	0.62	1.30
Publishing	9,708,926	1.93	3.64	10,421,039	1.75	3.66
Real Estate Services	9,430,625	1.88	3.54	9,875,250	1.65	3.47
Distributors	8,674,375	1.73	3.25	—	—	—
Trading Companies & Distributors	8,671,111	1.73	3.25	8,929,919	1.50	3.14
Internet Services & Infrastructure	8,308,414	1.65	3.11	28,470,497	4.77	10.01
Specialized Finance	8,261,863	1.64	3.10	14,473,206	2.42	5.09
Fertilizers & Agricultural Chemicals	8,146,141	1.62	3.05	—	—	—
Alternative Carriers	8,129,885	1.62	3.05	16,958,629	2.84	5.97
Research & Consulting Services	7,281,135	1.45	2.73	10,267,889	1.72	3.61
Leisure Facilities	7,260,560	1.45	2.72	8,979,519	1.50	3.16
Electrical Components & Equipment	6,139,604	1.22	2.30	6,009,639	1.01	2.11
Internet & Direct Marketing Retail	5,547,140	1.10	2.08	—	—	—
Auto Parts & Equipment	5,520,667	1.10	2.07	5,385,930	0.90	1.89
Insurance Brokers	5,276,017	1.05	1.97	—	—	—
Metal & Glass Containers	5,168,898	1.03	1.94	8,387,578	1.40	2.95
Hotels, Resorts & Cruise Lines	5,159,265	1.03	1.93	—	—	—
Oil & Gas Refining & Marketing	5,131,738	1.02	1.92	11,970,818	2.00	4.21
Environmental & Facilities Services	3,753,600	0.75	1.41	3,975,425	0.67	1.40
Restaurants	3,550,207	0.71	1.33	—	—	—
Household Products	3,313,557	0.66	1.24	4,756,250	0.80	1.67
Independent Power Producers & Energy Traders	3,167,063	0.63	1.19	—	—	—
Managed Health Care	2,917,727	0.58	1.09	—	—	—
Electric Utilities	1,958,422	0.39	0.73	—	—	—
General Merchandise Stores	1,504,945	0.30	0.56	1,425,618	0.24	0.50
Specialized REITs	421,948	0.08	0.16	8,648,021	1.45	3.04
Oil & Gas Exploration & Production	—	—	—	13,947,600	2.34	4.90
Interactive Media & Services	—	—	—	11,880,796	1.99	4.17
Computer & Electronics Retail	—	—	—	10,781,031	1.81	3.79
Communications Equipment	—	—	—	9,361,407	1.57	3.29
Health Care Equipment	—	—	—	8,994,333	1.51	3.16
Human Resource & Employment Services	—	—	—	8,008,543	1.34	2.81
IT Consulting & Other Services	—	—	—	7,974,500	1.34	2.80
Household Appliances	—	—	—	6,661,922	1.12	2.34
Commodity Chemicals	—	—	—	4,931,156	0.83	1.73
Oil & Gas Equipment & Services	—	—	—	410,497	0.07	0.14

Total	$502,293,365	100.00%	188.32%	$597,104,447	100.00%	209.90%

(1)	This industry includes the Company’s investment in the OCSI Glick JV.

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

OCSI Glick JV

In October 2014, the Company entered into an LLC agreement with GF Equity Funding to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC (“GF Debt Funding”), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for subordinated notes (the “Subordinated Notes”). As of September 30, 2020 and September 30, 2019, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an “eligible portfolio company” as defined in section 2(a)(46) of the Investment Company Act.

The OCSI Glick JV’s portfolio consisted of middle-market and other corporate debt securities of 40 and 39 portfolio companies as of September 30, 2020 and September 30, 2019, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.

The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the “JV Deutsche Bank Facility”), which, as of September 30, 2020, had a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of September 30, 2020, bore interest at a rate equal to 3-month LIBOR plus 2.65% per annum with a 0.25% LIBOR floor. Under the JV Deutsche Bank Facility, $80.7 million and $91.9 million of borrowings were outstanding as of September 30, 2020 and September 30, 2019, respectively.

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

As of September 30, 2020 and September 30, 2019, the OCSI Glick JV had total assets of $137.9 million and $179.7 million, respectively. The Company’s investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $49.4 million and $54.3 million in the aggregate at fair value as of September 30, 2020 and September 30, 2019, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the OCSI Glick JV’s portfolio, followed by a listing of the individual loans in the OCSI Glick JV’s portfolio as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Senior secured loans (1)	$143,138,964	$177,911,560
Weighted average current interest rate on senior secured loans (2)	5.56%	6.92%
Number of borrowers in the OCSI Glick JV	40	39
Largest loan exposure to a single borrower (1)	$6,994,829	$7,425,000
Total of five largest loan exposures to borrowers (1)	$31,371,046	$34,662,500

(1)	At principal amount.
(2)	Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCSI Glick JV Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	$2,671,716	$2,616,725	$2,558,168	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,994,829	6,808,979	6,773,337
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	2,985,000	2,955,150	2,567,100	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,684,513	1,352,429	743,814	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,201,353	3,194,577	3,178,943	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,731,250	3,648,256	3,470,063
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	4,887,066	4,870,862	3,733,376
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+8.00% cash due 8/23/2022		Restaurants	5,004,489	4,813,378	1,526,369	(6)
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,118,198	1,062,723	1,109,811	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,591,768	3,555,850	3,421,159	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,582,107	4,482,733	4,453,258	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	4,950,000	4,912,875	4,912,875	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,493,750	2,468,813	2,486,992	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,835,900	5,800,375	5,762,951
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	5,000,000	4,982,443	4,825,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	992,422	982,498	980,642	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,887,500	2,790,416	2,699,813
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,277,221	3,249,274	3,011,753
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	398,251	328,422	414,511	(5)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%	Electronic Components	1,386,341	1,100,748	1,294,496
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,101,250	4,058,056	3,991,747	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	828,579	818,379	806,456	(4)

Total MHE Intermediate Holdings, LLC				4,929,829	4,876,435	4,798,203
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,614,980	1,601,301	1,575,954	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(3,454)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(763)	(1,568)	(4)(5)

Total MRI Software LLC				1,614,980	1,599,109	1,570,932
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	3,980,000	3,960,100	3,899,584
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	5,362,500	5,345,242	5,121,188
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	985,530	950,121	986,762	(4)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,807,651	5,770,724	5,706,017
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	3,727,256	3,709,171	3,685,325	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,048)	(2,654)	(4)(5)

Total OEConnection LLC				3,727,256	3,708,123	3,682,671

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	$2,962,500	$2,910,467	$2,962,500	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	162,000	156,467	162,000	(4)(5)

Total Olaplex, Inc.				3,124,500	3,066,934	3,124,500
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,885,500	1,866,645	1,860,366	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	6,239,067	6,212,276	4,382,944
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,850,000	5,813,914	5,645,250	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	6,451,250	6,418,993	6,427,573
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	2,878,863	2,692,385	2,595,483	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,961,637	4,942,580	4,690,806
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,616,127	1,613,862	1,224,798
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	1,557,649	1,540,707	1,534,775	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	1,733,723	1,720,364	1,722,238	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	4,771,728	4,756,892	4,682,258
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,987,500	4,788,469	4,839,970	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000,000	2,978,243	2,340,000	(4)

Total Portfolio Investments				$143,138,964	$140,599,644	$130,760,749

(1)	Represents the interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2)

The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2020, the reference rates for the OCSI Glick JV’s variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.27%. Most loans include an interest floor, which generally ranges from 0% to 1%.

(3)

Represents the current determination of fair value as of September 30, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

(4)	This investment is held by both the Company and the OCSI Glick JV as of September 30, 2020.
(5)

Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(6)	This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCSI Glick JV Portfolio as of September 30, 2019

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	6.60%	Electrical components & equipment	$2,718,993	$2,651,270	$2,504,016	(4)
Air Newco LP	First Lien Term Loan, LIBOR+4.75% cash due 5/31/2024	6.79%	IT consulting & other services	7,425,000	7,406,438	7,437,400
AL Midcoast Holdings LLC	First Lien Term Loan, LIBOR+5.50% cash due 8/1/2025	7.60%	Oil & gas storage & transportation	6,930,000	6,860,699	6,834,712	(4)
Altice France S.A.	First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%	Integrated telecommunication services	2,977,500	2,912,809	2,975,639
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.79%	Pharmaceuticals	5,359,286	5,359,286	4,874,270
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	9.10%	Application software	3,395,374	3,377,463	3,327,467	(4)
Aptos, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 7/23/2025	7.70%	Computer & electronics retail	2,977,500	2,947,725	2,940,281	(4)
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	6.05%	Oil & gas equipment & services	4,937,500	4,917,589	4,570,273
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+6.00% cash due 8/23/2022	8.53%	Restaurants	4,850,000	4,838,318	4,349,868
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%	Oil & gas refining & marketing	3,980,000	3,940,200	4,004,875	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%	Alternative Carriers	5,000,000	4,900,000	4,930,075	(4)
Covia Holdings Corporation	First Lien Term Loan, LIBOR+4.00% cash due 6/1/2025	6.31%	Oil & gas equipment & services	6,912,500	6,912,500	5,673,745
Curium Bidco S.à r.l.	First Lien Term Loan, LIBOR+4.00% cash due 7/9/2026	6.10%	Biotechnology	5,000,000	4,962,500	5,025,000	(4)
Ellie Mae, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	6.04%	Application software	1,000,000	995,000	1,002,920	(4)
Falmouth Group Holdings Corp.	First Lien Term Loan, LIBOR+6.75% cash due 12/14/2021	8.95%	Specialty chemicals	4,658,544	4,626,032	4,632,004
Frontier Communications Corporation	First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%	Integrated telecommunications services	5,468,222	5,365,594	5,466,281	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	6.29%	Systems software	5,895,000	5,850,631	5,732,888
Guidehouse LLP	Second Lien Term Loan, LIBOR+7.50% cash due 5/1/2026	9.54%	Research & consulting services	5,000,000	4,979,290	4,937,500	(4)
Indivior Finance S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 12/19/2022	6.76%	Pharmaceuticals	4,340,941	4,326,851	3,997,290	(4)
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	7.80%	Insurance brokers	4,813,924	4,744,243	4,681,541
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.80%	Alternative Carriers	5,000,000	4,939,169	5,021,100
McDermott Technology (Americas), Inc.	First Lien Term Loan, LIBOR+5.00% cash due 5/9/2025	7.10%	Oil & gas equipment & services	1,429,306	1,406,187	913,565	(4)
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	4,143,750	4,089,029	4,060,875	(4)
	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	7.10%	Diversified support services	837,128	826,823	820,385	(4)

Total MHE Intermediate Holdings, LLC				4,980,878	4,915,852	4,881,260
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%	Healthcare technology	4,000,000	3,980,000	4,005,000
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.50% cash due 3/31/2025	6.56%	Electrical components & equipment	5,417,500	5,396,178	5,336,238
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	7.05%	Application software	5,868,628	5,824,577	5,760,440
OCI Beaumont LLC	First Lien Term Loan, LIBOR+4.00% cash due 3/13/2025	6.10%	Commodity chemicals	6,895,000	6,888,231	6,903,619	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026		Application software	—	(1,720)	(645)	(4)(5)
	First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%	Application software	3,655,914	3,637,634	3,649,059	(4)

Total OEConnection LLC				3,655,914	3,635,914	3,648,414

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Red Ventures, LLC	First Lien Term Loan, LIBOR+3.00% cash due 11/8/2024	5.04%	Interactive media & services	$3,989,924	$3,970,677	$4,010,712
RSC Acquisition, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 11/30/2022	6.29%	Trading companies & distributors	3,849,574	3,835,594	3,820,702
Servpro Borrower, LLC	First Lien Term Loan, PRIME+2.50% cash due 3/26/2026	7.50%	Specialized consumer services	3,980,000	3,970,050	3,984,975
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.00% cash due 10/27/2022	7.26%	Footwear	6,256,250	6,227,881	5,943,438
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%	Healthcare services	5,910,000	5,864,902	5,902,613	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%	Personal products	6,500,000	6,467,500	6,538,610	(4)
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	6.54%	Human resources & employment services	3,114,779	3,109,120	2,907,133	(4)
Triple Royalty Sub LLC	Fixed Rate Bond 144A 9.0% Toggle PIK cash due 4/15/2033		Pharmaceuticals	3,000,000	3,000,000	3,105,000
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%	Movies & entertainment	2,493,573	2,493,573	2,503,099	(4)
Verra Mobility, Corp.	First Lien Term Loan, LIBOR+3.75% cash due 2/28/2025	5.79%	Data processing & outsourced services	4,929,950	4,913,436	4,956,645	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	10.01%	Aerospace & defense	3,000,000	2,974,333	2,987,490	(4)

Total Portfolio Investments				$177,911,560	$176,687,612	$173,028,098

(1)	Represents the interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2)

The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of September 30, 2019, the reference rates for the OCSI Glick JV’s variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10%, the 180-day LIBOR at 2.06% and the PRIME at 5.00%. Most loans include an interest floor, which generally ranges from 0% to 1%.

(3)

Represents the current determination of fair value as of September 30, 2019 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

(4)	This investment is held by both the Company and the OCSI Glick JV as of September 30, 2019.
(5)

Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

The cost and fair value of the Company’s aggregate investment in the OCSI Glick JV was $72.2 million and $49.4 million, respectively, as of September 30, 2020 and $73.2 million and $54.3 million, respectively, as of September 30, 2019. As of September 30, 2020, the Company’s investment in the Subordinated Notes was on cash non-accrual status. For the years ended September 30, 2020, 2019 and 2018, the Company earned interest income of $1.4 million, $5.9 million and $6.1 million, respectively, on its investment in the Subordinated Notes, of which $0.0 million, $0.0 million and $2.2 million was PIK interest income, respectively. The Company did not earn any dividend income for the years ended September 30, 2020, 2019 and 2018 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is certain summarized financial information for the OCSI Glick JV as of September 30, 2020 and September 30, 2019 and for the years ended September 30, 2020, 2019 and 2018:

	September 30, 2020	September 30, 2019
Selected Balance Sheet Information:
Investments at fair value (cost September 30, 2020: $140,599,644; cost September 30, 2019: $176,687,612)	$130,760,749	$173,028,098
Cash and cash equivalents	3,574,960	1,096,498
Restricted cash	1,106,829	2,616,125
Other assets	2,475,078	2,937,681

Total assets	$137,917,616	$179,678,402

Senior credit facility payable	$80,681,939	$91,881,939
Subordinated notes payable at fair value (proceeds September 30, 2020: $74,337,772; proceeds September 30, 2019: $75,517,614)	56,469,250	62,087,348
Other liabilities	766,427	25,709,115

Total liabilities	$137,917,616	$179,678,402
Members’ equity	—	—

Total liabilities and members’ equity	$137,917,616	$179,678,402

	Year ended September 30, 2020	Year ended September 30, 2019	Year ended September 30, 2018
Selected Statements of Operations Information:
Interest income	$9,994,321	$12,446,772	$9,823,972
Fee income	301,288	29,999	77,999

Total investment income	10,295,609	12,476,771	9,901,971
Interest expense	5,585,942	11,597,998	11,433,877
Other expenses	159,836	176,358	211,874

Total expenses (1)	5,745,778	11,774,356	11,645,751
Net unrealized appreciation (depreciation)	(382,788)	(183,384)	10,626,928
Realized gain (loss)	(4,167,043)	(519,031)	(8,883,148)

Net income (loss)	$—	$—	$—

(1)	There are no management fees or incentive fees charged at the OCSI Glick JV.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6. Borrowings

Citibank Facility

On January 15, 2015, OCSI Senior Funding II LLC (formerly FS Senior Funding II LLC), the Company’s wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility (as amended, the “Citibank Facility”) with the lenders referred to therein, Citibank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as collateral agent and custodian.

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

As of September 30, 2020 and September 30, 2019, the Company had $119.1 million and $126.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II LLC and all of the Company’s equity interests in OCSI Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.052%, 4.463% and 4.264% for the years ended September 30, 2020, 2019 and 2018, respectively. For the years ended September 30, 2020, 2019 and 2018, the Company recorded interest expense (inclusive of fees) of $4.6 million, $6.4 million and $4.2 million, respectively, related to the Citibank Facility.

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

As of September 30, 2020, (a) OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility until September 30, 2021 (the “revolving period”) unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2022, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $160 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.65% through September 30, 2021, following which the interest rate will reset to three-month LIBOR plus 2.80% for the remaining term of the Deutsche Bank Facility, in each case with a 0.25% LIBOR floor. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of September 30, 2020, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.

As of September 30, 2020, the Deutsche Bank Facility includes a waiver period (which extends through January 3, 2021) during which the facility agent is restricted from revaluing certain collateral obligations where the change in valuation is caused by or results from a business disruption due primarily to the COVID-19 pandemic (subject to the Company’s ability to earlier terminate such period in certain circumstances).

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

East West Bank Facility

On January 6, 2016, the Company entered into a five-year $25 million senior secured revolving credit facility (subject to borrowing base and other limitations) with the lenders referenced therein, U.S. Bank National Association, as Custodian, and East West Bank as Secured Lender (as amended, the “East West Bank Facility”). As of September 30, 2020, the commitments under the East West Bank Facility were terminated. Prior to its termination on September 30, 2020, the East West Bank Facility bore an interest rate of either LIBOR plus 2.85% per annum or East West Bank’s prime rate, in each case with a 3.5% floor. Prior to its termination on September 30, 2020, the minimum asset coverage ratio applicable to the Company under the East West Bank Facility was 150% as determined in accordance with the requirements of the Investment Company Act. The East West Bank Facility would have otherwise matured on January 6, 2021. The East West Bank Facility required the Company to comply with certain affirmative and negative covenants and other customary requirements for similar credit facilities.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Debt Securitization

On May 28, 2015, the Company completed its $309.0 million debt securitization (“2015 Debt Securitization”) consisting of $222.6 million in senior secured notes (“2015 Notes”) and $86.4 million of unsecured subordinated notes (“Subordinated 2015 Notes”). The notes offered in the 2015 Debt Securitization were issued by FS Senior Funding Ltd., a wholly-owned subsidiary of the Company, through a private placement. The 2015 Notes were secured by the assets held by FS Senior Funding Ltd. The 2015 Debt Securitization consisted of $126.0 million Class A-T Senior Secured 2015 Notes, which bore interest at three-month LIBOR plus 1.80% per annum; $29.0 million Class A-S Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 1.55% per annum, until a step-up in spread to 2.10% occurred in October 2016; $20.0 million Class A-R Senior Secured Revolving 2015 Notes, which bore interest at a rate of Commercial Paper (“CP”) plus 1.80% per annum (collectively, the “Class A Notes”) and $25.0 million Class B Senior Secured 2015 Notes, which bore interest at a rate of three-month LIBOR plus 2.65% per annum (the “Class B Notes”).

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

Secured Borrowings

As of September 30, 2020, the Company had $10.9 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 60 days of the trade date. There were no secured borrowings outstanding as of September 30, 2019. The Company recorded less than $0.1 million of interest expense in connection with secured borrowings for the year ended September 30, 2020. The Company’s secured borrowings bore interest at a weighted average rate of 3.27% for the year ended September 30, 2020.

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

Note 7. Interest and Dividend Income

As of September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income. The Company restructured its investment in the Subordinated Notes of the OCSI Glick JV to realign the vehicle for current market conditions. The Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020, July 15, 2020, October 15, 2020 or January 15, 2021 coupon dates. Given that the Subordinated Notes will not pay interest for four consecutive quarters, the Company placed its investment in the Subordinated Notes of the OCSI Glick JV on cash non-accrual status and did not recognize any interest income from the OCSI Glick JV during the nine months ended September 30, 2020. The percentages of the Company’s debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

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

(1)

The Company’s taxable income for the year ended September 30, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2020. Therefore, the final taxable income may be different than the estimate.

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

As of September 30, 2020, the Company’s last tax year end, the components of accumulated overdistributed earnings on a tax basis were as follows:

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee structure, as the investment advisory agreement with OCM. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM. Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the “Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser (the “Former Investment Advisory Agreement”), which was terminated on October 17, 2017.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until September 30, 2021 and thereafter from year-to-year if approved annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.

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

Incentive Fee

The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income” or “Part I incentive fee”) is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.

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

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical “liquidation basis.” A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the years ended September 30, 2020 and 2019, the Company did not accrue, and cumulatively has not accrued, any capital gains incentive fees.

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree’s services under the Investment Advisory Agreement or otherwise as investment adviser.

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
(3)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s DRIP. Total return does not include sales load.

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
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”

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

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2020, $0.3 million has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.

Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$529,015	€(465,600)	11/12/2020	$ —	$17,450	Derivative liability
Foreign currency forward contract	$4,613,133	£(3,654,546)	11/12/2020	$ —	$112,486	Derivative liability

				$ —	$129,936

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,106,199	£(4,934,900)	10/15/2019	$ 20,876	$—	Derivative asset

Note 14. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $33.7 million and $24.2 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company’s portfolio companies. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

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

OAKTREE STRATEGIC INCOME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2020, except as discussed below.

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

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.

(1)	The principal amount and ownership detail are shown in the Company’s Consolidated Schedules of Investments.
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

(5)	This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.
(6)

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

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.

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

PART III

Item 10. Directors. Executive Officers and Corporate Governance

Directors

Information regarding our current directors is set forth below. The directors are divided into two groups — interested director and directors who are not “interested persons” of us (the “Independent Directors”), as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The interested director is an “interested person” of us, as defined in Section 2(a)(19) of the Investment Company Act.

Name, Address, and Age(1)	Length of Time Served; Term of Office	Principal Occupation(s) During the Past Five Years	Number of Portfolios in the Fund Complex(2) Overseen by the Director or Nominee for Director	Other Directorships Held by Director or Nominee for Director During the Past Five Years(3)

Interested Director

John B. Frank (64)	Director since 2017; term expires in 2023	Vice Chairman of Oaktree Capital Management, L.P. (“OCM”) since 2014.	2	A member of the board of directors of Oaktree Capital Group, LLC (“OCG”) since 2007 and Chevron Corporation since October 2017.

Independent Directors

Deborah Gero (60)	Director since 2019; term expires in 2021	Director and Secretary of The Friends of the Brentwood Art Center since September 2016. Ms. Gero also held various positions with American International Group, Inc. and its affiliates (collectively, “AIG”) from 2009 to 2018.	3	Member of the board of directors of Newport Re, Ltd. since May 2019 and The Friends of the Brentwood Art Center since September 2016.

Name, Address, and Age(1)	Length of Time Served; Term of Office	Principal Occupation(s) During the Past Five Years	Number of Portfolios in the Fund Complex(2) Overseen by the Director or Nominee for Director	Other Directorships Held by Director or Nominee for Director During the Past Five Years(3)

Craig Jacobson (68)	Director since 2017; term expires in 2021	Partner of the law firm of Hansen, Jacobson, Teller, Hoberman, Newman, Warran, Richman, Rush, Kaller & Gellman LLP since 1987; Founder at Whisper Advisors LLC since 2015; Founder at New Form Digital from 2014 to January 2019.	2	Member of the board of directors of Expedia and Charter Communications; previously a member of the board of directors of Tribune Entertainment.

Richard G. Ruben (65)	Director since 2017; term expires in 2022	Chief Executive Officer of the Ruben Companies, a real estate development and management business, since 1982.	2	Member of the board of overseers of Weill Cornell Medicine.

Bruce Zimmerman (63)	Director since 2017; term expires in 2023	Chief Investment Officer of Dalio Family Office since July 2019; Chief Executive Officer and Chief Investment Officer of the University of Texas Investment Management Company from 2007 to October 2016.	2	Member of the board of directors of Vistra Energy Corp.; previously Vice Chairman of the Board of Trustees for the CommonFund; previously a member of the board of directors of the Beneficient Management, LLC.

(1)	The address of all directors is c/o Oaktree Strategic Income Corporation, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
(2)

“Fund Complex” includes us, Oaktree Specialty Lending Corporation (“OCSL”) and Oaktree Strategic Income II, Inc. (“OSI II”), a company that has elected to be regulated as a Business Development Company under the Investment Company Act and has the same investment adviser, Oaktree Fund Advisors, LLC (“Oaktree”), and administrator, Oaktree Fund Administration, LLC (“Oaktree Administrator”), as us.

(3)

Except as set forth in this table, none of our current directors otherwise serves, or has served during the past five years, as a director of an investment company registered under the Investment Company Act or of a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Executive Officers

The following persons serve in the following capacities for us:

Name	Age	Position
Armen Panossian	44	Chief Executive Officer and Chief Investment Officer
Mathew Pendo	57	President and Chief Operating Officer
Mel Carlisle	52	Chief Financial Officer and Treasurer
Kimberly Larin	52	Chief Compliance Officer

Biographical Information

Additional biographical information regarding our current directors and executive officers is set forth below.

Interested Director

John B. Frank. Mr. Frank has been a member of our Board of Directors (the “Board”) since October 2017. Mr. Frank has also been a member of the board of directors of OCSL since October 2017. Mr. Frank has been OCM’s Vice Chairman since 2014 and has served on the board of directors of OCG since 2007. Prior to holding this position, Mr. Frank served as OCM’s Managing Principal from 2006 to 2014 and served as OCM’s General Counsel from 2001 to 2006. As Managing Principal of OCM, Mr. Frank was the firm’s principal executive officer and was responsible for all aspects of the firm’s management. Prior to joining OCM, Mr. Frank was a partner of the law firm Munger, Tolles & Olson LLP, where he managed a number of notable mergers and acquisitions transactions. While at that firm, he served as primary outside counsel to public and privately-held corporations and as special counsel to various boards of directors and special board committees. Prior to joining Munger, Tolles & Olson LLP in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit. He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America. Mr. Frank is a member of the Board of Directors of Chevron Corporation, ADRx, Inc. and Urban 626 LLC and a Trustee of Wesleyan University, the XPRIZE Foundation and The James Irvine Foundation. Mr. Frank holds a B.A. with honors from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.

Mr. Frank’s position as OCM’s Vice Chairman and member of the board of directors of OCG and prior positions as OCM’s Managing Principal and General Counsel gives him deep knowledge of Oaktree’s operations, capabilities and business relationships. Mr. Frank’s experience as counsel to boards of directors and special board committees brings valuable legal insight to the Board. The foregoing qualifications led to the conclusion of the Board that Mr. Frank should serve as a member of the Board.

Independent Directors

Deborah Gero. Ms. Gero has been a member of the Board since March 2019. Ms. Gero has also been a member of the board of directors of OCSL since March 2019 and a member of the board of directors of OSI II since September 2019. Ms. Gero has held various positions with AIG, including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management, where she was responsible for developing the firm’s investment strategy for approximately $300 billion of insurance company portfolios from 2012 to 2018. She joined AIG in 2009 and served as Chief Risk Officer for the Life and Retirement division until 2012. Before joining AIG, Ms. Gero was a consultant from 2003 to 2009, focusing on collateralized debt obligation investment management and investments in insurance companies. Prior to her work as a consultant, Ms. Gero spent eight years at AIG and its predecessor entities in a variety of capacities including Portfolio Manager of a $3 billion collateralized debt obligation portfolio and Corporate Actuary. Previous experiences include numerous actuarial and asset/liability management roles at Conseco, Inc., Tillinghast/Towers-Perrin and Pacific Mutual Life Insurance Company. Ms. Gero currently serves as a director of Newport Re, Ltd. and The Friends of the Brentwood Art Center and as a member of the Investment Committee of United Way of Greater Los Angeles. Ms. Gero has previously served as a director of Aurora National Life Insurance Company and New California Life Holdings, as well as several insurance and asset management subsidiaries of AIG. Ms. Gero received a B.A. degree in mathematics from the University of Notre Dame. She is a CFA charterholder, a fellow in the Society of Actuaries and a member of the American Academy of Actuaries.

Through her experience in insurance and financial services, Ms. Gero brings extensive experience in risk management, strategic planning and mergers and acquisitions to the Board. Due to such experience and Ms. Gero’s knowledge of and experience in finance and accounting, the Board determined that Ms. Gero is an “audit committee financial expert” as defined under SEC rules. Ms. Gero’s many experiences also make her skilled in leading committees requiring substantive expertise, including serving as the chair of the Audit Committee of the Board. The foregoing qualifications led to the conclusion of the Board that Mr. Gero should serve as a member of the Board.

Craig Jacobson. Mr. Jacobson has been a member of the Board since October 2017. Mr. Jacobson has also been a member of the board of directors of OCSL since October 2017. Mr. Jacobson is a founder and partner with the law firm of Hansen, Jacobson, Teller, Hoberman, Newman, Warran, Richman, Rush, Kaller & Gellman LLP where he practices in the area of media business. Mr. Jacobson founded New Form Digital, a venture with Discovery Media and ITV Studios which produces scripted short form online content, which he operated from 2014 to January 2019. In addition, Mr. Jacobson founded and operates Whisper Advisors, a boutique investment banking and advisory company. Mr. Jacobson serves on the Board of Directors of Expedia and Charter Communications. He chairs the Nominating Committee and is a member of the Audit and Compensation Committees of Expedia and is a member of the Nominating Committee of Charter Communications. Mr. Jacobson has previously served as a director of Tribune Media Company, TicketMaster, Eventful and Aver Media. Mr. Jacobson received a J.D. from the George Washington University Law School and holds a B.A. from Brown University.

Through his membership of the Board of Directors of several companies, Mr. Jacobson brings extensive experience as the director of both private and public companies to the Board. Mr. Jacobson’s services on the Audit and Compensation Committees of Expedia and Tribune Entertainment provides Mr. Jacobson with the knowledge and skills to significantly contribute to the committees of the Board. The foregoing qualifications led to the conclusion of the Board that Mr. Jacobson should serve as a member of the Board.

Richard G. Ruben. Mr. Ruben has been a member of the Board since October 2017. Mr. Ruben has also been a member of the board of directors of OCSL since October 2017. Mr. Ruben has over 25 years of experience as the Chief Executive Officer of Ruben Companies. Ruben Companies develops, manages and invests in commercial and residential properties in New York, Washington D.C. and Boston. Mr. Ruben also founded Workspeed Holdings, LLC, which developed internet-based applications for property management workflow. Mr. Ruben is a member of the Board of Overseers of Weill Cornell Medicine and has previously served on the boards of Prep for Prep, the National Building Museum and Horace Mann School. Mr. Ruben served for five years on the Real Estate Advisory Committee of the New York State Common Retirement Fund. Mr. Ruben is a graduate of Amherst College and Harvard Law School.

Through his extensive executive experience with the Ruben Companies and Workspeed Holdings, LLC, Mr. Ruben brings valuable business, investment and leadership experience to the Board. The foregoing qualifications led to the conclusion of the Board that Mr. Ruben should serve as a member of the Board.

Bruce Zimmerman. Mr. Zimmerman has been a member of the Board since October 2017. Mr. Zimmerman has also been a member of the board of directors of OCSL since October 2017. Mr. Zimmerman has served as Chief Investment Officer of Dalio Family Office since July 2019 and was the Chief Executive Officer and Chief Investment Officer of the University of Texas Investment Management Company (“UTIMCO”) from 2007 until 2016. UTIMCO is the second largest investor of discretionary university assets worldwide. Before joining UTIMCO, Mr. Zimmerman was Chief Investment Officer and Global Head of Pension Investments at Citigroup. Mr. Zimmerman also served as Chief Financial Officer and Chief Administrative Officer of Citigroup Alternate Investments, which invests proprietary and client capital across a range of hedge fund, private equity, real estate and structured credit vehicles. Prior to his work at Citigroup, Mr. Zimmerman spent thirteen years at Texas Commerce Bank/JP Morgan Chase in a variety of capacities including Merger & Acquisition Investment Banking, Internet and ATM Retail Management, Consumer Marketing and Financial Planning, Strategy and Corporate Department. Mr. Zimmerman previously served as a member of the Board of Directors and Audit Committee of Vistra Energy Corp., an integrated power company, as Vice Chairman of the Board of Trustees for the CommonFund, a nonprofit asset management firm, as a member of the Board of Directors of the Beneficient Management LLC, a service provider for alternative assets, and on the Investment Committee for the Houston Endowment. Mr. Zimmerman was previously the International President of the B’nai B’rith Youth Organization. Mr. Zimmerman received an MBA from Harvard Business School and graduated Magna Cum Laude from Duke University.

Mr. Zimmerman’s executive experience brings extensive business, investment and management expertise to his Board service. His previous positions as Chief Financial Officer and Chief Accounting Officer bring valuable financial oversight skills to the Board. The foregoing qualifications led to the conclusion of the Board that Mr. Zimmerman should serve as a member of the Board.

Executive Officers

Armen Panossian. Mr. Panossian has served as our Chief Executive Officer and Chief Investment Officer since September 2019. Mr. Panossian has also served as Chief Executive Officer and Chief Investment Officer of OCSL since September 2019 and as Chairman, Chief Executive Officer and Chief Investment Officer of OSI II since September 2019. Mr. Panossian serves as a Managing Director and Head of Liquid Credit at OCM, as well as portfolio manager for OCM’s U.S. Senior Loan strategy. He also oversees OCM’s Structured Credit, U.S., European and Global High Yield Bond, European Senior Loan, and U.S., Non-U.S. and High Income Convertibles strategies. In January 2014, Mr. Panossian joined OCM’s U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of OCM’s CLO business. Mr. Panossian joined OCM in 2007 as a senior member of its Distressed Debt investment team.

Mathew Pendo. Mr. Pendo has served as our Chief Operating Officer since October 2017, as Chief Operating Officer of OCSL since October 2017, as Chief Operating Officer of OSI II since July 2018 and as President of OCSL, OCSI and OSI II since August 2019 and currently serves as Managing Director, Head of Corporate Development and Capital Markets for OCM, which he joined in 2015. Prior to joining OCM, Mr. Pendo was at the investment banking boutique of Sandler O’Neill Partners, where he was a managing director focused on the financial services industry. Prior thereto, Mr. Pendo was the chief investment officer of the Troubled Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award. There, he built and managed a team of 20 professionals overseeing the Treasury’s $200 billion TARP investment activities across multiple industries including AIG, GM and the banks, and all levels of the capital structure. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. Mr. Pendo previously served as a member of the Board of Directors of Keypath Education, Inc. and currently serves as a member of the Board of Directors of New IPT Holdings, LLC. He received a bachelor’s degree in economics from Princeton University, cum laude, and previously served as a board member of SuperValu Inc.

Mel Carlisle. Mr. Carlisle has served as our Chief Financial Officer since October 2017 and as our Treasurer since November 2017. He has also served as Chief Financial Officer of OCSL since October 2017, as Treasurer of OCSL since November 2017, and as Chief Financial Officer and Treasurer of OSI II since July 2018. Mr. Carlisle has been a Managing Director and Head of the Distressed Debt fund accounting team within the Closed-end Funds accounting group at OCM since 2006. He joined OCM in 1995. Prior thereto, Mr. Carlisle was a manager in the Client and Fund Reporting Department of The TCW Group, Inc. Previously, he was employed in the Financial Services Group in Price Waterhouse’s Los Angeles office. Mr. Carlisle received a B.A. degree in economics and accounting from Claremont McKenna College. He is a Certified Public Accountant (inactive).

Kimberly Larin. Ms. Larin became our Chief Compliance Officer in October 2017. She also became Chief Compliance Officer of OCSL in October 2017 and of OSI II in July 2018 and currently serves as a Managing Director and Deputy Chief Compliance Officer for OCM Prior to joining OCM in 2002, Ms. Larin spent six years at Western Asset Management Company as a compliance officer. Ms. Larin received a B.S. degree in business administration with an emphasis in marketing from Oklahoma State University.

Board Leadership Structure

The Board monitors and performs oversight roles with respect to the our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers. Among other things, the Board approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers and approves the engagement of, and reviews the performance of, the independent registered public accounting firm.

Under our bylaws, the Board may designate a chairman to preside over the meetings of the Board and meetings of stockholders and to perform such other duties as may be assigned to him or her by the Board. We do not have a fixed policy as to whether the chairman of the Board should be an Independent Director; we believe that we should maintain the flexibility to select the chairman and reorganize our leadership structure, from time to time, based on the criteria that is in our best interests and the best interests of our stockholders at such times. The Board has established corporate governance procedures to guard against, among other things, an improperly constituted Board. Pursuant to our Corporate Governance Policy, whenever the chairman of the Board is not an Independent Director, the chairman of our Nominating and Corporate Governance Committee or, if there has been appointed a lead Independent Director, the lead Independent Director will act as the presiding Independent Director at meetings of the “Non-Management Directors” (which will include the Independent Directors and other directors who are not our officers even though they may have another relationship with us or our management that prevents them from being Independent Directors). Currently, Mr. Zimmerman serves as the designated lead Independent Director of the Board.

Presently, Mr. Frank serves as the Chairman of the Board. Mr. Frank’s familiarity with Oaktree’s investment platform and extensive knowledge of the financial services industry qualify him to serve as the Chairman of the Board. We believe that we are best served through this existing leadership structure, as Mr. Frank’s relationship with Oaktree provides an effective bridge and encourages an open dialogue between Oaktree and the Board.

Our corporate governance practices include regular meetings of the Independent Directors in executive session without the presence of interested directors and management, the establishment of an Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee comprised solely of Independent Directors and the appointment of a chief compliance officer, with whom the Independent Directors meet with in executive session at least once a year, for administering our compliance policies and procedures. While certain non-management members of the Board may participate on the boards of directors of other public companies, we monitor such participation to ensure it is not excessive and does not interfere with their duties to us.

Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (i) four standing committees, which report to the Board and, with the exception of the Co-Investment Committee, are comprised solely of Independent Directors, and (ii) active monitoring by our chief compliance officer and our compliance policies and procedures.

As described below in more detail, the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Co-Investment Committee assist the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the our accounting and financial reporting processes, systems of internal controls regarding finance and accounting, and audits of our financial statements, as well as the establishment of guidelines and making recommendations to the Board regarding the valuation of our loans and investments. The Compensation Committee’s risk oversight responsibilities include reviewing and approving the reimbursement by us of the compensation of our chief financial officer and chief compliance officer and their respective staffs and other non-investment professionals at Oaktree that perform duties for us. The Nominating and Corporate Governance Committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management. The Co-Investment Committee’s risk oversight responsibilities include reviewing and approving certain co-investment transactions in accordance with the conditions of the exemptive order we have received from the SEC.

The Board also performs its risk oversight responsibilities with the assistance of our chief compliance officer. The Board annually reviews a written report from our chief compliance officer discussing the adequacy and effectiveness of our compliance policies and procedures. The chief compliance officer’s annual report addresses: (i) the operation of our compliance policies and procedures, our investment adviser and certain other entities since the last report; (ii) any material changes to such policies and procedures since the last report; (iii) any recommendations for material changes to such policies and procedures as a result of the chief compliance officer’s annual review; and (iv) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee compliance. In addition, our chief compliance officer meets in executive session with the Independent Directors at least once a year.

We believe that the role of the Board in risk oversight is effective and appropriate given the extensive regulation to which it is already subject as a Business Development Company. As a Business Development Company, we are required to comply with certain regulatory requirements that control the levels of risk in our businesses and operations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own 10% or more of our common stock, to file reports of ownership and changes in ownership of its equity securities with the SEC. Based solely on a review of the copies of those forms filed with the SEC, or written representations that no such forms were required, except for one Form 4 (reporting one transaction) filed late by Leonard Tannenbaum on May 7, 2020, we believe that our directors, executive officers and 10% or more beneficial owners complied with all Section 16(a) filing requirements during the fiscal year ended September 30, 2020.

Corporate Governance

Corporate Governance Documents

We maintain a corporate governance webpage under the “Investors” link at www.oaktreestrategicincome.com.

Our Corporate Governance Policy, Code of Business Conduct, Joint Code of Ethics, Securities Trading Policy, Audit Committee Charter, Nominating and Corporate Governance Committee Charter and Compensation Committee Charter are available at www.oaktreestrategicincome.com and are also available to any stockholder who requests them by writing to Oaktree Strategic Income Corporation, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071, Attention: Secretary.

Evaluation

Our directors perform an evaluation, no less frequently than annually, of the effectiveness of the Board and its committees. This evaluation includes Board and Board committee discussions.

Communications with Directors

Stockholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual director or any group or committee of directors, correspondence should be addressed to the Board or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent to Oaktree Strategic Income Corporation, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071, Attention: Secretary. Any communication to report potential issues regarding accounting, internal controls and other auditing matters will be directed to the Audit Committee. Appropriate personnel will review and sort through communications before forwarding them to the addressee(s).

Board Meetings and Committees

The Board met six times during fiscal year 2020. Each director attended at least 75% of the total number of meetings of the Board and committees during fiscal year 2020 on which the director served that were held while the director was a member of the Board or such committee, as applicable. The Board standing committees are described below. Directors are encouraged to attend each annual meeting of stockholders. Two of our directors attended our 2020 annual meeting of stockholders.

Audit Committee

The Audit Committee is responsible for selecting, engaging and discharging such our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation thereof), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting, as well as establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments.

The current members of the Audit Committee are Ms. Gero and Messrs. Jacobson and Zimmerman, each of whom is not an interested person of us as defined in the Investment Company Act and is independent for purposes of the Nasdaq listing rules. Ms. Gero serves as the Chairman of the Audit Committee. The Board has determined that Ms. Gero is an “audit committee financial expert” as defined under SEC rules. The Audit Committee met nine times during fiscal year 2020.

Compensation Committee

The Compensation Committee is responsible for reviewing and approving the reimbursement by us of the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs and other non-investment professionals at Oaktree that perform duties for us.

The current members of the Compensation Committee are Messrs. Jacobson, Ruben and Zimmerman, each of whom is not an interested person of us as defined in the Investment Company Act and is independent for purposes of the Nasdaq listing rules. Mr. Jacobson serves as the Chairman of the Compensation Committee. As discussed below, none of our executive officers is directly compensated by us. The Compensation Committee met four times during fiscal year 2020.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for determining criteria for service on the Board, identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the self-evaluation of the Board and its committees and evaluation of management.

The members of the Nominating and Corporate Governance Committee are Messrs. Jacobson, Ruben and Zimmerman, each of whom is not an interested person of us as defined in the Investment Company Act and is independent for purposes of the Nasdaq listing rules. Mr. Ruben serves as the Chairman the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met four times during fiscal year 2020.

The Nominating and Corporate Governance Committee considers qualified director nominees recommended by our stockholders when such recommendations are submitted in accordance with our bylaws and any other applicable law, rule or regulation regarding director nominations. Our stockholders may submit candidates for nomination for the Board by writing to: Board of Directors, Oaktree Strategic Income Corporation, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. When submitting a nomination for consideration, a stockholder must provide certain information about each person whom the stockholder proposes to nominate for election as a director, including: (i) the name, age, business address and residence address of the person; (ii) the principal occupation or employment of the person; (iii) the class or series and number of shares of our common stock owned beneficially or of record by the person; and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder. Such notice must be accompanied by the proposed nominee’s written consent to be named as a nominee and to serve as a director if elected.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers the following factors:

•	the appropriate size and composition of the Board;

•	its needs with respect to the particular talents and experience of its directors;

•	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	the capacity and desire to serve as a member of the Board and to represent the balanced, best interests of its stockholders as a whole;

•	experience with accounting rules and practices; and

•	the desire to balance the considerable benefit of continuity with the periodic addition of the fresh perspective provided by new members.

The Nominating and Corporate Governance Committee’s goal is to assemble a Board that brings it a variety of perspectives and skills derived from high quality business and professional experience.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider such other factors as it may deem are in our best interests and those of our stockholders. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. The Board does not have a specific diversity policy, but considers diversity of race, religion, national origin, gender, sexual orientation, disability, cultural background and professional experiences as well as applicable legal requirements in evaluating candidates for Board membership.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the applicable business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee decides not to re-nominate a member for re-election or the Board decides to add a new director to the Board, the Nominating and Corporate Governance Committee would identify the desired skills and experience of a new nominee in light of the criteria above. Current members of the Nominating and Corporate Governance Committee and Board would review and discuss, for nomination, the individuals meeting the criteria of the Nominating and Corporate Governance Committee. Research may also be performed to identify qualified individuals. The Nominating and Corporate Governance Committee has not, but may choose to, engage an independent consultant or other third party to identify or evaluate or assist in identifying potential nominees to the Board.

Co-Investment Committee

The Co-Investment Committee is responsible for reviewing and approving certain co-investment transactions in accordance with the conditions of the exemptive order we received from the SEC. The charter of the Co-Investment Committee is available in print to any stockholder who requests it.

The current members of the Co-Investment Committee are Messrs. Frank, Jacobson, Ruben and Zimmerman and Ms. Gero, each of whom is not an interested person of us as defined in the Investment Company Act and is independent for purposes of the Nasdaq listing rules, with the exception of Mr. Frank who is an interested person as defined in the Investment Company Act. Mr. Zimmerman currently serves as the Chairman of the Co-Investment Committee.

Code of Business Conduct

We have adopted a joint Code of Business Conduct with OCSL which applies to, among others, executive officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and all other of our officers, employees and directors. If we make any substantive amendment to, or grants a waiver from, a provision of the Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.oaktreestrategicincome.com.

Securities Trading Policy

We have adopted a Securities Trading Policy that, among other things, prohibits directors, officers and other employees from entering into a short sale transaction or transactions in puts, calls or other derivative securities, on an exchange or in any other organized market, with respect to our securities or use any other derivative transaction or instrument to take a short position in respect of our securities. Our Securities Trading Policy permits share pledges in limited cases with the pre-approval of our chief compliance officer.

Item 11. Executive Compensation

Our executive officers do not receive direct compensation from us. The compensation of the principals and other investment professionals of Oaktree is paid by Oaktree or one of its affiliates. Further, we are prohibited under the Investment Company Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers or directors, or any employees we may have in the future. Compensation paid to our chief financial officer and chief compliance officer and their respective staffs and other non-investment professionals at Oaktree that perform duties for us is set by Oaktree Administrator and is subject to reimbursement by us of an allocable portion of such compensation for services rendered to us.

During fiscal year 2020, $1.1 million was incurred by, and $1.3 million was reimbursed to Oaktree Administrator by, us for the allocable portion of compensation expenses incurred by Oaktree Administrator on behalf of our chief financial officer, chief compliance officer and other support personnel of us, pursuant to the Administration Agreement.

Director Compensation

The following table sets forth compensation of our directors for the fiscal year ended September 30, 2020:

	Fees Earned or Paid in Cash(1)(2)	Total
Name
Interested Directors:
John B. Frank	—	—
Independent Directors:
Deborah Gero(3)	$106,648	$106,648
Craig Jacobson	$100,000	$100,000
Richard G. Ruben	$100,000	$100,000
Bruce Zimmerman(3)	$113,352	$113,352

(1)	For a discussion of the Independent Directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)	Ms. Gero replaced Mr. Zimmerman as the Chair of the Audit Committee on January 31, 2020.

For fiscal year 2020, the Independent Directors received an annual retainer fee of $100,000. In addition, the lead Independent Director received $10,000, and the Chair of the Audit Committee also received $10,000. The Board has also adopted a policy which, over a period of time, requires each Independent Director to hold shares of our common stock equal to at least $100,000. No compensation was paid to directors who were interested persons of us as defined in the Investment Company Act. The Independent Directors review and determine their compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 18, 2020, the beneficial ownership information of each of our current directors, as well as our executive officers, each person known to it to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 29,466,768 shares of our common stock outstanding as of December 18, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of the shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power over the shares beneficially owned by such beneficial owner. The directors are divided into two groups — interested director and Independent Directors. The interested director is an “interested person” of us as defined in Section 2(a)(19) of the Investment Company Act. The address of all executive officers and directors is c/o Oaktree Strategic Income Corporation, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Name	Number of Shares of Common Stock Owned Beneficially	Percentage of Common Stock Outstanding
Interested Director:
John B. Frank (1)	74,756	*
Independent Directors:
Deborah Gero	18,500	*
Craig Jacobson	55,320	*
Richard G. Ruben	40,667	*
Bruce Zimmerman	15,250	*
Executive Officers:
Mel Carlisle	12,500	*
Kimberly Larin	—	—
Armen Panossian	10,000	*
Mathew Pendo	17,996	*
All Executive Officers and Directors as a Group (2)	244,989	*
5% Holders
Leonard M. Tannenbaum and affiliates (3)	6,357,439	21.6%
Oaktree Capital Management, L.P. and affiliates(4)	6,738,564	22.9%

*	Represents less than 1%
(1)

Of the 74,756 shares of our common stock listed as beneficially owned by John B. Frank, (i) 11,876 shares are held directly by Mr. Frank and (ii) 62,880 shares are held by a member of Mr. Frank’s family and he may be deemed to have voting and/or investment power with respect to, but he has no pecuniary interest in, such shares.

(2)	Amount only includes Section 16(a) reporting persons of us.
(3)

The address for Leonard M. Tannenbaum is 525 Okeechobee Blvd, Suite 1770, West Palm Beach, FL 33401. As reported on the Schedule 13D/A filed by Mr. Tannenbaum on December 3, 2020 and a Form 4 filed by Mr. Tannenbaum on December 4, 2020, of the 6,357,439 shares of our common stock over which Mr. Tannenbaum has shared voting and dispositive power: (i) 6,011,590 shares of our common stock are held by Mr. Tannenbaum directly; (ii) 239,340 shares of our common stock are held directly by the Leonard M. Tannenbaum 2012 Trust for the benefit of certain members of Mr. Tannenbaum’s family for which Mr. Bernard D. Berman is a trustee, (iii) 95,634 shares of our common stock are held by the Leonard M. Tannenbaum Foundation, for which Mr. Tannenbaum serves as the President and (iv) 10,875 shares of our common stock are held by Mr. Tannenbaum’s children.

(4)

The address for OCM is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. As reported on a Schedule 13D/A filed by OCM on December 3, 2020 and a Form 4 filed by Mr. Tannenbaum on December 4, 2020, of the shares of our common stock over which OCM and its affiliates have shared or sole voting and dispositive power, (i) 392,000 shares of our common stock are held by Oaktree Capital I, L.P. and (ii) OCM may be deemed to beneficially own 6,346,564 shares of our common stock pursuant to a voting agreement by and among OCM, Fifth Street Holdings, L.P., Leonard M. Tannenbaum, the Leonard M. Tannenbaum Foundation and the Tannenbaum Family 2012 Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From October 17, 2017 through May 3, 2020, we were externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, we entered into an investment advisory agreement between us and Oaktree (the “Investment Advisory Agreement”). Mr. Frank, an interested member of the Board, has a direct or indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Advisers Act that is a subsidiary of OCG. In 2019, Brookfield Asset Management, Inc. (“Brookfield”) acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

Under the Investment Advisory Agreement, fees payable to Oaktree equal (a) a base management fee of 1.00% of the average value of our total gross assets at the end of the two most recently completed quarters, including any investment made with borrowings, but excluding cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 17.5% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

For purposes of the Investment Advisory Agreement, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Investment Advisory Agreement may be terminated without penalty, upon 60 days’ written notice, by the vote of a majority of our outstanding voting securities or by the vote of the Board or by Oaktree.

For the two-year period commencing on October 17, 2017, OCM waived management and incentive fees payable to OCM that exceeded what would have been paid during that period to the Former Advise in the aggregate under our investment advisory agreement with the Former Adviser that was in effect prior to October 17, 2017.

We have entered into an administration agreement with Oaktree Administrator, which is a wholly-owned subsidiary of OCM. Pursuant to the Administration Agreement, Oaktree Administrator provides administrative services to us necessary for our operations, which include providing to us office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Board, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. Oaktree Administrator also provides to us portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that we are required to maintain and prepares, prints and disseminates reports to our stockholders and reports and all other materials filed with the SEC. In addition, Oaktree Administrator assists us in determining and publishing our NAV, overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Oaktree Administrator may also offer to provide, on our behalf, managerial assistance to our portfolio companies.

For providing these services, facilities and personnel, we reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the rent of our principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs and other non-investment professionals at Oaktree that perform duties for us. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The Administration Agreement may be terminated without penalty, upon 60 days’ written notice, by the vote of a majority of our outstanding voting securities or by the vote of the Board or by Oaktree Administrator. For the fiscal year ended September 30, 2020, we incurred approximately $1.1 million of administration fees under the Administration Agreement.

Review, Approval or Ratification of Transactions with Related Persons

The Independent Directors are required to review, approve or ratify any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Material Conflicts of Interest

Our executive officers, directors and certain members of Oaktree serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by Oaktree or its affiliates. For example, Oaktree presently serves as the investment adviser to us, OCSL and OSI II, a private Business Development Company. All of our executive officers serve in substantially similar capacities for OCSL and OSI II, and all of our Independent Directors serve as Independent Directors of OCSL and one of our Independent Directors also serves as an Independent Director of OSI II. We have historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those that OCSL targets for investment. OSI II also makes similar investments as either or both of us and OSCL. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with us. Therefore, there may be certain investment opportunities that satisfy the investment criteria for us, OCSL and OSI II as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. In addition, Oaktree and its affiliates may have obligations to investors in other entities that they advise or sub-advise, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of Oaktree may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.

Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us, OCSL, OSI II or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

We may invest alongside funds and accounts managed or sub-advised by Oaktree and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Oaktree, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

In addition, on October 18, 2017, affiliates of Oaktree received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, such as Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or Business Development Company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts and reviewed by the Co-Investment Committee. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at Oaktree. On December 15, 2020, we, with Oaktree and certain other affiliates, received a modified exemptive order that allows proprietary accounts to participate in co-investment transactions subject to certain conditions. We may also invest alongside funds managed by Oaktree and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Oaktree, acting on our behalf and on behalf of other clients, negotiates no term other than price.

Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, its executive officers, directors and members of Oaktree. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree is committed to treating all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

Pursuant to the Investment Advisory Agreement, Oaktree’s liability is limited and we are required to indemnify Oaktree against certain liabilities. This may lead Oaktree to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.

Pursuant to the Administration Agreement, Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct its day-to-day operations. We pay Oaktree Administrator its allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under Administration Agreement, including, without limitation, a portion of the rent at market rates and compensation of our chief financial officer, chief compliance officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us.

Director Independence

In accordance with rules of Nasdaq, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with us. We monitor the status of our directors and officers through the activities of the Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has materially changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the Nasdaq listing rules. Section 5605 provides that a director of a Business Development Company shall be considered to be independent if he or she is not an “interested person” of us, as defined in Section 2(a)(19) of the Investment Company Act. Section 2(a)(19) of the Investment Company Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us.

The Board has determined that each of the current directors is independent and has no relationship with us, except as a director and stockholder of us, with the exception of Mr. Frank. Mr. Frank is an interested person of us due to his positions at Oaktree and its affiliates.

Item 14. Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table presents fees for professional services rendered by EY for the fiscal years ended September 30, 2020 and 2019.

	2020		2019
Audit Fees	$410,000		$475,000
Audit-Related Fees	$—		$—
Aggregate Non-Audit Fees:
Tax Fees	$70,000		$70,000
All Other Fees	—		—
Total Aggregate Non-Audit Fees	$70,000	(1)	$70,000	(2)
Total Fees	$480,000		$545,000

(1)	Non-audit fees represent 14.6% of total fees.
(2)	Non-audit fees represent 12.8% of total fees.

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

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to us during the fiscal year ended September 30, 2020 was $7,347,860. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 - Investments in and advances to affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1^	Agreement and Plan of Merger among the Registrant, Oaktree Specialty Lending Corporation, Lion Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of October 28, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit a filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated as of October 17, 2017 (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 17, 2017).

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 29, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit d filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2020).

10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit e filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

10.2	Investment Advisory Agreement, dated as of May 4, 2020, between the Registrant and Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2020).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit j filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-188904) filed on July 8, 2013).

10.4	Administration Agreement, dated as of September 30, 2019, between the Registrant and Oaktree Fund Administration, LLC (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 2, 2019).

10.5	Loan Financing and Servicing Agreement, dated as of September 24, 2018, by and among OCSI Senior Funding Ltd., as borrower, Registrant, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 25, 2018).

10.6	Sale and Contribution Agreement, dated as of September 24, 2018, by and between Registrant, as seller, and OCSI Senior Funding Ltd., as purchaser (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on September 25, 2018).

10.7	Loan Sale Agreement by and between Registrant and FS Senior Funding II LLC, dated as of January 15, 2015 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on January 21, 2015).

10.8	Amended and Restated Loan and Security Agreement, dated as of January 31, 2018, by and among Registrant, OCSI Senior Funding II LLC, the lenders referred to therein, Citibank, N.A., and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on February 1, 2018).

10.9	First Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of May 14, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on May 16, 2018).

10.10	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of July 18, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on July 19, 2018).

10.11	Third Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 17, 2018 (Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Annual Report on Form 10-K (File No. 814-01013) filed on November 29, 2018).

10.12	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of March 13, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on May 7, 2019).

10.13	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 27, 2019 among OCSI Senior Funding Ltd., as borrower, Oaktree Strategic Income Corporation, as Service, and Deutsche Bank AG, New York Branch as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01013) filed on August 6, 2019).

10.14	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of September 20, 2019, among OCSI Senior Funding Ltd., as borrower, Registrant, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2019).

10.15	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of September 20, 2019 (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2019).

10.16	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of March 22, 2020, among OCSI Senior Funding Ltd., as borrower, the Company, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-01013) filed on March 25, 2020).

10.17	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of July 8, 2020, among OCSI Senior Funding Ltd., as borrower, the Company, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2020).

10.18	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of September 29, 2020, among OCSI Senior Funding Ltd., as borrower, the Company, as servicer, and Deutsche Bank AG, New York Branch as facility agent and as committed lender (Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2020).

10.19	Fifth Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of October 27, 2020 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).

10.20	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of October 27, 2020, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch, as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).

14.1	Joint Code of Ethics of the Registrant, Oaktree Specialty Lending Corporation and Oaktree Strategic Income II, Inc. (Incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-K (File No. 814-01013) filed on November 19, 2020).

14.2	Code of Ethics of Oaktree Fund Advisors, LLC (Incorporated by reference to Exhibit 14.2 filed with the Registrant’s Annual Report on Form 10-K (File No. 814-01013) filed on December 8, 2017).

21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations: OCSI Senior Funding II LLC - Delaware OCSI Senior Funding Ltd. - Cayman Islands

23.1*	Consent of Registered Public Accounting Firm.

24	Power of Attorney (Incorporated by reference to the signature page of the Registrant’s Annual Report on Form 10-K (File No. 814-01013) filed on November 19, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1*	Audited Financial Statements of OCSI Glick JV LLC as of September 30, 2020 and 2019 and for the years ended September 30, 2020, 2019 and 2018.

*	Filed herewith.

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

Date: December 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian	Chief Executive Officer	December 18, 2020
Armen Panossian	(principal executive officer)

/s/ Mel Carlisle	Chief Financial Officer and Treasurer	December 18, 2020
Mel Carlisle	(principal financial officer and principal accounting officer)

*	Director	December 18, 2020
Deborah Gero

*	Director	December 18, 2020
John B. Frank

*	Director	December 18, 2020
Craig Jacobson

*	Director	December 18, 2020
Richard G. Ruben

*	Director	December 18, 2020
Bruce Zimmerman

*By:	/s/ Mel Carlisle
Name: Mel Carlisle Title: Attorney-in-fact