Form 10-Q
period 2020-12-31
Oaktree Strategic Income Corp
filed 2021-02-04
CIK 1577791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐     NO  ☑
The registrant had 29,466,768 shares of common stock outstanding as of February 2, 2021.

OAKTREE STRATEGIC INCOME CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Assets and Liabilities

	December 31, 2020 (unaudited)	September 30, 2020
ASSETS
Investments at fair value:
Control investments (cost December 31, 2020: $71,157,302; cost September 30, 2020: $72,157,302)	$53,365,955	$49,409,901
Non-control/Non-affiliate investments (cost December 31, 2020: $476,033,813; cost September 30, 2020: $466,907,805)	467,630,331	452,883,464
Total investments at fair value (cost December 31, 2020: $547,191,115; cost September 30, 2020: $539,065,107)	520,996,286	502,293,365
Cash and cash equivalents	13,604,901	25,072,749
Restricted cash	4,318,964	4,427,678
Interest, dividends and fees receivable	1,849,179	1,273,014
Due from portfolio companies	650,241	527,064
Receivables from unsettled transactions	1,660,674	7,966,668
Deferred financing costs	1,877,404	2,130,020
Deferred offering costs	140,761	121,310
Other assets	7,424,294	557,776
Total assets	$552,522,704	$544,369,644
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,705,696	$1,401,709
Base management fee and incentive fee payable	1,336,019	1,663,660
Due to affiliate	1,362,685	1,165,838
Interest payable	1,478,926	1,486,077
Payables from unsettled transactions	17,267,238	4,254,635
Derivative liability at fair value	174,231	129,936
Credit facilities payable	252,756,800	256,656,800
Secured borrowings	—	10,929,578
Total liabilities	276,081,595	277,688,233
Commitments and contingencies (Note 14)
Net assets:
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 29,466,768 shares issued and outstanding as of December 31, 2020 and September 30, 2020	294,668	294,668
Additional paid-in-capital	369,199,332	369,199,332
Accumulated overdistributed earnings	(93,052,891)	(102,812,589)
Total net assets (equivalent to $9.38 and $9.05 per common share as of December 31, 2020 and September 30, 2020, respectively) (Note 12)	276,441,109	266,681,411
Total liabilities and net assets	$552,522,704	$544,369,644
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2020	Three months ended December 31, 2019
Interest income:
Control investments	$—	$1,436,726
Non-control/Non-affiliate investments	7,686,948	9,744,449
Interest on cash and cash equivalents	765	30,710
Total interest income	7,687,713	11,211,885
PIK interest income:
Non-control/Non-affiliate investments	1,083,572	3,563
Total PIK interest income	1,083,572	3,563
Fee income:
Non-control/Non-affiliate investments	215,460	387,665
Total fee income	215,460	387,665
Total investment income	8,986,745	11,603,113
Expenses:
Base management fee	1,303,342	1,505,526
Part I incentive fee	32,655	992,138
Professional fees	1,069,398	373,186
Directors fees	105,000	105,000
Interest expense	2,095,449	3,426,891
Administrator expense	216,730	249,914
General and administrative expenses	163,945	273,479
Total expenses	4,986,519	6,926,134
Fees waived	—	(50,601)
Net expenses	4,986,519	6,875,533
Net investment income	4,000,226	4,727,580
Unrealized appreciation (depreciation):
Control investments	4,956,054	(135,068)
Non-control/Non-affiliate investments	5,620,859	2,251,040
Foreign currency forward contract	(44,295)	(189,588)
Net unrealized appreciation (depreciation)	10,532,618	1,926,384
Realized gains (losses):
Non-control/Non-affiliate investments	(291,665)	(277,225)
Foreign currency forward contract	(208,800)	(242,485)
Net realized gains (losses)	(500,465)	(519,710)
Net realized and unrealized gains (losses)	10,032,153	1,406,674
Net increase (decrease) in net assets resulting from operations	$14,032,379	$6,134,254
Net investment income per common share — basic and diluted	$0.14	$0.16
Earnings (loss) per common share — basic and diluted (Note 5)	$0.48	$0.21
Weighted average common shares outstanding — basic and diluted	29,466,768	29,466,768
See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2020	Three months ended December 31, 2019
Operations:
Net investment income	$4,000,226	$4,727,580
Net unrealized appreciation (depreciation)	10,532,618	1,926,384
Net realized gains (losses)	(500,465)	(519,710)
Net increase (decrease) in net assets resulting from operations	14,032,379	6,134,254
Stockholder transactions:
Distributions to stockholders	(4,272,681)	(4,567,350)
Net increase (decrease) in net assets from stockholder transactions	(4,272,681)	(4,567,350)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	106,708	64,334
Repurchases of common stock under dividend reinvestment plan	(106,708)	(64,334)
Net change in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	9,759,698	1,566,904
Net assets at beginning of period	266,681,411	284,450,006
Net assets at end of period	$276,441,109	$286,016,910
Net asset value per common share	$9.38	$9.71
Common shares outstanding at end of period	29,466,768	29,466,768

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2020	Three months ended December 31, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$14,032,379	$6,134,254
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	(10,532,618)	(1,926,384)
Net realized (gains) losses	500,465	519,710
PIK interest income	(1,083,572)	(3,563)
Accretion of original issue discount on investments	(393,612)	(305,960)
Amortization of deferred financing costs	252,616	215,926
Purchases of investments	(41,456,188)	(34,025,019)
Proceeds from the sales and repayments of investments	34,272,909	48,581,768
Changes in operating assets and liabilities:
(Increase) decrease in interest, dividends and fees receivable	(496,037)	781,889
(Increase) decrease in due from portfolio companies	(123,177)	(456,317)
(Increase) decrease in receivables from unsettled transactions	6,305,994	986,629
(Increase) decrease in other assets	(6,866,518)	(56,454)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	303,987	30,905
Increase (decrease) in base management fee and incentive fee payable	(327,641)	(113,087)
Increase (decrease) in due to affiliate	196,847	(52,596)
Increase (decrease) in interest payable	(7,151)	(204,843)
Increase (decrease) in payables from unsettled transactions	13,012,603	(23,070,802)
Increase (decrease) in director fees payable	—	(25,000)
Net cash provided by (used in) operating activities	7,591,286	(2,988,944)
Financing activities:
Distributions paid in cash	(4,165,973)	(4,503,016)
Borrowings under credit facilities	5,500,000	23,000,000
Repayments of borrowings under credit facilities	(9,400,000)	(11,500,000)
Repayments of secured borrowings	(10,929,578)	—
Repurchases of common stock under dividend reinvestment plan	(106,708)	(64,334)
Offering costs paid	(19,451)	—
Net cash provided by (used in) financing activities	(19,121,710)	6,932,650
Effect of exchange rate changes on foreign currency	(46,138)	(264)
Net increase (decrease) in cash and cash equivalents and restricted cash	(11,576,562)	3,943,442
Cash and cash equivalents and restricted cash, beginning of period	29,500,427	14,051,632
Cash and cash equivalents and restricted cash, end of period	$17,923,865	$17,995,074
Supplemental information:
Cash paid for interest	$1,849,984	$3,415,808
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$106,708	$64,334

Reconciliation to the Consolidated Statements of Assets and Liabilities	December 31, 2020	September 30, 2020
Cash and cash equivalents	$13,604,901	$25,072,749
Restricted cash	4,318,964	4,427,678
Total cash and cash equivalents and restricted cash	$17,923,865	$29,500,427

See notes to Consolidated Financial Statements.

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Control Investments						(8)
OCSI Glick JV LLC		Multi-Sector Holdings				(10)(11)
Subordinated Note, LIBOR+4.50% cash due 10/20/2028			$64,045,551	$64,045,551	$53,365,955	(6)(9)(14)(15) (16)
87.5% equity interest				7,111,751	—	(9)(12)(14)
				71,157,302	53,365,955
Total Control Investments (19.3% of net assets)				$71,157,302	$53,365,955

Non-Control/Non-Affiliate Investments						(13)
4 Over International, LLC		Commercial Printing
First Lien Term Loan, LIBOR+6.00% cash due 6/7/2022	7.00%		$5,463,091	$5,403,613	$5,067,017	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 6/7/2021	7.00%		68,452	67,950	63,489	(6)(15)
				5,471,563	5,130,506
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.98%		5,393,093	5,358,817	5,349,274	(6)
				5,358,817	5,349,274
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		3,807,096	3,751,201	3,807,096	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(10,527)	—	(6)(14)(15)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		477,989	470,972	477,989	(6)(15)
				4,211,646	4,285,085
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		5,000,000	4,875,000	4,900,000	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025			—	(25,000)	(20,000)	(6)(14)(15)
				4,850,000	4,880,000
AI Ladder (Luxembourg) Subco S.a.r.l.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%		6,383,752	6,259,522	6,343,854	(6)(9)
				6,259,522	6,343,854
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		4,743,165	4,639,674	5,152,263	(6)
				4,639,674	5,152,263
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		5,479,396	5,435,923	5,506,793	(6)
				5,435,923	5,506,793
All Web Leads, Inc.		Advertising
First Lien Term Loan, LIBOR+5.00% cash 2.00% PIK due 12/29/2023	6.00%		24,297,106	24,297,080	22,439,228	(6)(15)
				24,297,080	22,439,228
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		8,164,435	7,856,797	7,592,924	(6)(9)(15)
				7,856,797	7,592,924
Ancile Solutions, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%		7,647,676	7,578,187	7,640,028	(6)(15)
				7,578,187	7,640,028
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		10,693,944	10,548,610	10,493,272	(6)(15)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(9,286)	(12,991)	(6)(14)(15)
				10,539,324	10,480,281
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€480,000	532,090	582,018	(6)(9)(15)
First Lien Term Loan, UK LIBOR+5.4375% cash 2.0625% PIK due 7/14/2026	6.19%		£3,767,573	4,591,050	5,103,733	(6)(9)(15)
First Lien Delayed Draw Term Loan, UK LIBOR+5.4375% cash 2.0625% PIK due 7/14/2026	6.19%		£133,333	144,517	172,418	(6)(9)(14)(15)
				5,267,657	5,858,169

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes

Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			$5,316,814	$5,104,661	$5,307,243	(9)(15)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			2,658,408	2,513,063	2,646,444	(9)(14)(15)
62,097 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				213,614	200,573	(9)(15)
				7,831,338	8,154,260
Blackhawk Network Holdings, Inc.		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+7.00% cash due 6/15/2026	7.19%		4,375,000	4,342,999	4,003,125	(6)
				4,342,999	4,003,125
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		4,520,477	4,465,655	4,510,917	(6)
				4,465,655	4,510,917
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		13,771,324	13,683,563	12,647,584	(6)(15)
				13,683,563	12,647,584
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		3,568,070	3,397,568	3,554,690	(6)
				3,397,568	3,554,690
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		3,281,250	3,229,732	3,125,391	(6)(15)
				3,229,732	3,125,391
CircusTrix Holdings LLC		Leisure Facilities
First Lien Term Loan, LIBOR+6.75% PIK due 12/16/2021			9,622,286	9,597,730	7,037,740	(6)(15)
				9,597,730	7,037,740
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		5,373,977	5,320,238	5,355,168	(6)
				5,320,238	5,355,168
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		1,336,670	1,277,537	1,344,429	(6)(9)
				1,277,537	1,344,429
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			10,501,728	10,501,728	8,558,908	(6)(15)
Common Stock Warrants expiration date 7/28/2025				—	690,993	(15)
				10,501,728	9,249,901
Coyote Buyer, LLC		Specialty Chemicals
First Lien Term Loan, LIBOR+6.00% cash due 2/6/2026	7.00%		5,436,650	5,382,284	5,382,284	(6)(15)
First Lien Revolver, LIBOR+6.00% cash due 2/6/2025			—	(3,913)	(3,913)	(6)(14)(15)
				5,378,371	5,378,371
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.40%		8,709,145	8,800,015	8,731,832	(6)
				8,800,015	8,731,832
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%		8,829,108	8,742,199	8,792,290	(6)
				8,742,199	8,792,290
FFI Holdings I Corp		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 1/24/2025	7.25%		917,800	826,758	826,020	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 1/24/2025			—	—	—	(6)(14)(15)
				826,758	826,020

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Firstlight Holdco, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.50% cash due 7/23/2025	3.65%		$7,066,265	$7,042,968	$6,896,251	(6)
				7,042,968	6,896,251
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			3,013,000	2,842,552	2,907,545	(9)(15)
87,852 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				93,123	94,002	(9)(15)
				2,935,675	3,001,547
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.25%		2,962,121	2,939,905	2,936,203	(6)(15)
				2,939,905	2,936,203
GKD Index Partners, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 6/29/2023	8.00%		7,579,014	7,541,409	7,457,749	(6)(15)
First Lien Revolver, LIBOR+7.00% cash due 6/29/2023	8.00%		355,556	352,400	348,444	(6)(14)(15)
				7,893,809	7,806,193
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		2,457,008	2,418,438	2,438,580	(6)
				2,418,438	2,438,580
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.65%		2,468,354	2,448,297	2,472,464	(6)
Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%		5,000,000	4,983,262	5,000,000	(6)(15)
				7,431,559	7,472,464
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		818,173	503,909	624,442	(6)
				503,909	624,442
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%		3,959,535	3,919,939	3,946,330	(6)
				3,919,939	3,946,330
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		6,464,060	6,376,820	6,416,225	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		294,118	289,503	291,941	(6)(15)
				6,666,323	6,708,166
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,261,883	2,221,254	2,216,646	(6)(15)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(3,403)	(3,789)	(6)(14)(15)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,514,202	5,416,352	5,403,918	(6)(15)
				7,634,203	7,616,775
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		6,114,675	5,879,633	5,863,973	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.50% cash due 1/29/2027			—	—	—	(6)(14)(15)
				5,879,633	5,863,973
Lannett Company, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.38% cash due 11/25/2022	6.38%		6,675,788	6,682,750	6,586,499	(6)(9)
				6,682,750	6,586,499
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			2,951,000	2,852,304	3,049,357	(6)(9)(14)(15)
				2,852,304	3,049,357
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		9,850,000	9,736,627	9,554,500	(6)(15)
				9,736,627	9,554,500
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.90%		4,000,000	3,904,331	3,995,020	(6)
				3,904,331	3,995,020

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%		$2,750,000	$2,722,500	$2,780,938	(6)
				2,722,500	2,780,938
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		11,390,168	11,284,829	11,091,210	(6)(15)
First Lien Revolver, LIBOR+5.00% cash due 3/10/2023			—	(228,947)	(137,915)	(6)(14)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%		2,319,489	2,345,919	2,258,610	(6)(15)
				13,401,801	13,211,905
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		9,127,375	9,003,326	8,362,501	(6)(15)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(13,058)	(79,810)	(6)(14)(15)
				8,990,268	8,282,691
Ministry Brands, LLC		Application Software
First Lien Revolver, LIBOR+5.00% cash due 12/2/2022			—	(861)	(850)	(6)(14)(15)
Second Lien Term Loan, LIBOR+9.25% cash due 6/2/2023	10.25%		2,000,000	1,986,735	1,982,994	(6)(15)
				1,985,874	1,982,144
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		6,239,101	6,188,672	6,223,503	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(21,875)	(4,767)	(6)(14)(15)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(5,283)	(1,321)	(6)(14)(15)
				6,161,514	6,217,415
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		8,682,275	8,369,100	8,387,077	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(42,360)	(36,006)	(6)(14)(15)
				8,326,740	8,351,071
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.65%		4,189,945	4,045,357	4,210,895	(6)
				4,045,357	4,210,895
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%		8,372,006	8,333,662	8,309,216	(6)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(129)	(228)	(6)(14)
				8,333,533	8,308,988
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		11,198,170	11,027,044	11,198,170	(6)(15)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025			—	(15,588)	—	(6)(14)(15)
				11,011,456	11,198,170
Onvoy, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.50% cash due 2/10/2024	5.50%		3,811,111	3,802,651	3,728,944	(6)
				3,802,651	3,728,944
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		5,000,000	4,803,843	4,816,650	(6)
				4,803,843	4,816,650
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		9,881,964	9,726,235	9,684,326	(6)(15)
				9,726,235	9,684,326

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Peraton Corp.		Aerospace & Defense
First Lien Term Loan, LIBOR+5.25% cash due 4/29/2024	6.25%		$6,272,500	$6,257,739	$6,288,181	(6)(15)
				6,257,739	6,288,181
PG&E Corporation		Electric Utilities
First Lien Term Loan, LIBOR+4.50% cash due 6/23/2025	5.50%		1,990,000	1,963,132	2,016,865	(6)
				1,963,132	2,016,865
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		8,200,295	8,155,984	6,457,732	(6)(15)
				8,155,984	6,457,732
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		1,500,000	1,500,000	1,470,000	(6)(15)
				1,500,000	1,470,000
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,689,740	5,364,404	5,803,535	(6)
				5,364,404	5,803,535
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.40%		9,731,499	9,634,184	9,707,170	(6)
				9,634,184	9,707,170
RevSpring, Inc.		Commercial Printing
First Lien Term Loan, LIBOR+4.25% cash due 10/11/2025	4.40%		9,800,000	9,783,141	9,604,000	(6)(15)
				9,783,141	9,604,000
RS Ivy Holdco, Inc.		Oil & Gas Exploration & Production
First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%		2,500,000	2,462,500	2,487,500	(6)(15)
				2,462,500	2,487,500
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		1,827,941	1,809,662	1,828,700	(6)
				1,809,662	1,828,700
Salient CRGT, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 2/28/2022	7.50%		5,406,994	5,382,554	5,204,232	(6)(15)
				5,382,554	5,204,232
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		10,697,500	10,635,477	10,376,575	(6)
				10,635,477	10,376,575
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%		7,600,000	7,486,000	6,963,500	(6)
				7,486,000	6,963,500
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,812,307	5,525,593	5,717,857	(6)
				5,525,593	5,717,857
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.00%		1,479,313	1,402,661	1,387,596	(6)
				1,402,661	1,387,596
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		3,629,000	3,564,486	3,556,420	(6)(15)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(6,611)	(6,840)	(6)(14)(15)
				3,557,875	3,549,580
Thrasio, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		5,732,737	5,589,419	5,589,419	(6)(15)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/18/2026			—	(94,613)	(94,613)	(6)(14)(15)
				5,494,806	5,494,806
Trident Topco LLC		Health Care Services
58.99 Class A Warrants (exercise price $156.164) expiration date 3/20/2021				—	—	(15)
				—	—

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)(5)	Cash Interest Rate (6)	Industry	Principal (7)	Cost	Fair Value	Notes
Truck Hero, Inc.		Auto Parts & Equipment
First Lien Term Loan, LIBOR+3.75% cash due 4/22/2024	3.90%		$5,666,480	$5,673,579	$5,667,642	(6)
				5,673,579	5,667,642
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%		5,985,000	5,872,571	5,976,771	(6)
				5,872,571	5,976,771
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		11,800,646	11,703,560	11,818,347	(6)
				11,703,560	11,818,347
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		8,350,065	7,946,881	8,595,348	(6)(15)
				7,946,881	8,595,348
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		5,969,958	5,740,611	5,856,171	(6)
11,903 Shares of Common Stock in Windstream Holdings II, LLC				102,837	174,736	(15)
72,205 Warrants in Windstream Holdings II, LLC				1,656,479	1,059,969	(15)
				7,499,927	7,090,876
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		4,401,206	4,394,103	4,136,341	(6)
Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%		1,000,000	993,084	847,500	(6)(15)
				5,387,187	4,983,841
Zep Inc.		Specialty Chemicals
First Lien Term Loan, LIBOR+4.00% cash due 8/12/2024	5.00%		4,595,625	4,618,630	4,499,117	(6)
				4,618,630	4,499,117
Total Non-Control/Non-Affiliate Investments (169.2% of net assets)				$476,033,813	$467,630,331
Total Portfolio Investments (188.5% of net assets)				$547,191,115	$520,996,286
Cash and Cash Equivalents and Restricted Cash
JP Morgan Prime Money Market Fund, Institutional Shares				$1,773,458	$1,773,458
Other cash accounts				16,150,407	16,150,407
Cash and Cash Equivalents and Restricted Cash (6.5% of net assets)				$17,923,865	$17,923,865
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (194.9% of net assets)				$565,114,980	$538,920,151

Derivatives Instrument	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$550,921	€(465,600)	2/11/2021	JPMorgan Chase Bank, N.A.	$(19,315)
Foreign currency forward contract	$5,024,432	£(3,787,879)	2/11/2021	JPMorgan Chase Bank, N.A.	$(154,916)
					$(174,231)
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
(6)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.25%, the 180-day LIBOR at 0.26%, the 360-day LIBOR at 0.34%, the 180-day UK LIBOR at 0.22% and the 180-day EURIBOR at (0.36)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2020, qualifying assets represented 82.7% of the Company's total assets and non-qualifying assets represented 17.3% of the Company's total assets.
(10)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(14)Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(15)As of December 31, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.
(16)This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.

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

Oaktree Strategic Income Corporation
Consolidated Schedule of Investments
September 30, 2020
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
(7)Principal includes PIK interest and is net of repayments, if any. “£” signifies the investment is denominated in British Pounds. "€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.
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
(10)As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the Company's annual report on Form 10-K for the year ended September 30, 2020 for transactions during the year ended September 30, 2020 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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
(14)Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(15)As of September 30, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820.
(16)This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.
(17) Income producing through payment of dividends or distributions.
(18) The sale of all or a portion of this investment did not qualify for sale accounting under ASC 860, and therefore the investment remains on the Company's Consolidated Schedule of Investments as of September 30, 2020. See Note 6 in the Consolidated Financial Statements for further details.

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
The Company is externally managed by Oaktree Fund Advisors, LLC ("Oaktree"), a subsidiary of Oaktree Capital Group, LLC ("OCG"), pursuant to an investment advisory agreement between the Company and Oaktree (the "Investment Advisory Agreement"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser from October 17, 2017 through May 3, 2020 and also a subsidiary of OCG. Oaktree Fund Administration, LLC ("Oaktree Administrator"), a subsidiary of OCM, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the "Administration Agreement"). See Note 11. In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
The Mergers
On October 28, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Oaktree Specialty Lending Corporation, a Delaware corporation ("OCSL"), Lion Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OCSL ("Merger Sub"), and, solely for the limited purposes set forth therein, Oaktree, the investment adviser to each of the Company and OCSL. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OCSL (the "Merger") and, immediately thereafter, the Company will merge with and into OCSL, with OCSL continuing as the surviving company (together with the Merger, the "Mergers"). Both the Company’s Board of Directors and the Board of Directors of OCSL, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of the Company or OCSL, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. For more information about the Mergers, see "Note 15. Pending Merger with OCSL".
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value of the Company's investments as of December 31, 2020 and September 30, 2020 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2020, included in restricted cash was $4.0 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility (each as defined in Note 6 – Borrowings), and $0.3 million that was held at U.S. Bank National Association as collateral in connection with the ISDA Master Agreement (as defined in Note 13 – Derivative Instruments) with JPMorgan Chase Bank N.A. Of the $4.0 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.1 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of December 31, 2020, the remaining $1.9 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility.
As of September 30, 2020, included in restricted cash was $4.1 million that was held at Wells Fargo Bank, N.A. in connection with the Company's Citibank Facility and Deutsche Bank Facility, and $0.3 million that was held at U.S. Bank National Association as collateral in connection with the ISDA Master Agreement with JPMorgan Chase Bank N.A. Of the $4.1 million of restricted cash held at Wells Fargo Bank, N.A., pursuant to the terms of the Citibank Facility, the Company was restricted in terms of access to $2.0 million of that amount until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement. As of September 30, 2020, the remaining $2.1 million of cash held at Wells Fargo Bank, N.A. was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, including proceeds from the sale of portfolio companies not yet received or being held in escrow and excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).

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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar year 2019 and 2020 and does not expect to incur a U.S. federal excise tax for calendar year 2021.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
"more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2018, 2019 and 2020. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Note 3. Portfolio Investments
As of December 31, 2020, 188.5% of net assets at fair value, or $521.0 million, was invested in 78 portfolio companies, including 19.3% of net assets, or $53.4 million at fair value, in subordinated notes and limited liability company ("LLC") equity interests of OCSI Glick JV LLC (together with its consolidated subsidiaries, the "OCSI Glick JV"), a joint venture through which the Company and GF Equity Funding 2014 LLC ("GF Equity Funding") co-invest primarily in senior secured loans of middle-market companies, and 6.5% of net assets, or $17.9 million, was invested in cash and cash equivalents (including $4.3 million of restricted cash). In comparison, as of September 30, 2020, 188.3% of net assets at fair value, or $502.3 million, was invested in 78 portfolio companies, including 18.5% of net assets, or $49.4 million at fair value, in subordinated notes and LLC equity interests of the OCSI Glick JV, and 11.1% of net assets, or $29.5 million, was invested in cash and cash equivalents (including $4.4 million of restricted cash). As of December 31, 2020, 89.3% of the Company's portfolio at fair value consisted of senior secured debt investments, 10.2% consisted of investments in the subordinated notes of the OCSI Glick JV ("the Subordinated Notes") and 0.5% consisted of equity investments. As of September 30, 2020, 89.7% of the Company's portfolio at fair value consisted of senior secured debt investments, 9.8% consisted of investments in the Subordinated Notes of the OCSI Glick JV and 0.5% consisted of equity investments.
As of December 31, 2020 and September 30, 2020, the Company's equity investments consisted of LLC equity interests, common stock and warrants in portfolio companies. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During each of the three months ended December 31, 2020 and 2019, the Company recorded net realized losses of $0.5 million. During the three months ended December 31, 2020 and 2019, the Company recorded net unrealized appreciation of $10.5 million and $1.9 million, respectively.
The composition of the Company's investments as of December 31, 2020 and September 30, 2020 at cost and fair value was as follows:

	December 31, 2020		September 30, 2020
	Cost	Fair Value	Cost	Fair Value
Senior secured loans	$473,967,760	$465,410,058	$464,459,378	$450,508,104
OCSI Glick JV Subordinated Notes	64,045,551	53,365,955	65,045,551	49,409,901
OCSI Glick JV equity interests	7,111,751	—	7,111,751	—
Equity securities, excluding the OCSI Glick JV	2,066,053	2,220,273	2,448,427	2,375,360
Total	$547,191,115	$520,996,286	$539,065,107	$502,293,365

The following table presents the composition of the Company's debt investments as of December 31, 2020 and September 30, 2020 at floating rates and fixed rates:

	December 31, 2020		September 30, 2020
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Floating rate debt securities, including debt investments in the OCSI Glick JV	$507,914,781	97.91%	$490,506,890	98.12%
Fixed rate debt securities	10,861,232	2.09%	9,411,115	1.88%
Total	$518,776,013	100.00%	$499,918,005	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the financial instruments carried at fair value as of December 31, 2020 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured loans	$—	$191,206,823	$274,203,235	$465,410,058
OCSI Glick JV Subordinated Notes	—	—	53,365,955	53,365,955
Equity securities	—	—	2,220,273	2,220,273
Total investments at fair value	—	191,206,823	329,789,463	520,996,286
Cash equivalents	1,773,458	—	—	1,773,458
Total assets at fair value	$1,773,458	$191,206,823	$329,789,463	$522,769,744
Derivative liability	$—	$174,231	$—	$174,231
Total liabilities at fair value	$—	$174,231	$—	$174,231
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
The following table provides a roll-forward in the changes in fair value from September 30, 2020 to December 31, 2020 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured Loans	OCSI Glick JV Subordinated Notes	Equity Securities	Total Investments
Fair value as of September 30, 2020	$243,229,504	$49,409,901	$1,953,412	$294,592,817
Purchases	33,215,192	—	—	33,215,192
Sales and repayments	(6,615,503)	(1,000,000)	(128,968)	(7,744,471)
Transfers in (a)	1,504,945	—	—	1,504,945
PIK interest income	1,003,444	—	—	1,003,444
Accretion of OID	247,476	—	—	247,476
Net unrealized appreciation (depreciation)	1,842,152	4,956,054	395,829	7,194,035
Net realized gains (losses)	(223,975)	—	—	(223,975)
Fair value as of December 31, 2020	$274,203,235	$53,365,955	$2,220,273	$329,789,463
Net unrealized appreciation (depreciation) relating to Level 3 assets still held as of December 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2020	$1,649,151	$4,956,054	$(564,327)	$6,040,878

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________
(a)There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior Secured Loans	$170,975,451	Market Yield	Market Yield	(b)	6.9%	-	18.0%	10.8%
	89,869,218	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	6,320,826	Transactions Precedent	Transaction Price	(d)	N/A	-	N/A	N/A
	7,037,740	Enterprise Value	EBITDA Multiple	(e)	7.0x	-	9.0x	8.0x
OCSI Glick JV Subordinated Notes	53,365,955	Enterprise Value	N/A	(f)	N/A	-	N/A	N/A
Equity Securities	1,328,707	Enterprise Value	EBITDA Multiple	(e)	3.0x	-	5.0x	4.0x
	891,566	Enterprise Value	Revenue Multiple	(e)	1.7x	-	6.4x	2.7x
Total	$329,789,463
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.
(d) Used when there is an observable transaction or pending event for the investment.
(e) Used when market participants would use such multiples when pricing the investment.
(f) The Company determined the value of the Subordinated Notes based on the total assets less the total liabilities senior to the subordinated notes held at the OCSI Glick JV in an amount not exceeding par under the EV technique.

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
(e) The Company determined the value of the Subordinated Notes based on the total assets less the total liabilities senior to the subordinated notes held at the OCSI Glick JV in an amount not exceeding par under the EV technique.
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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2020 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Citibank Facility payable	$121,056,800	$121,056,800	$—	$—	$121,056,800
Deutsche Bank Facility payable	131,700,000	131,700,000	—	—	131,700,000
Total	$252,756,800	$252,756,800	$—	$—	$252,756,800

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

Portfolio Composition
 Summaries of the composition of the Company's portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets are shown in the following tables:

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior secured loans	$473,967,760	86.62%	$464,459,378	86.16%
OCSI Glick JV Subordinated Notes	64,045,551	11.70%	65,045,551	12.07%
OCSI Glick JV equity interests	7,111,751	1.30%	7,111,751	1.32%
Equity securities, excluding the OCSI Glick JV	2,066,053	0.38%	2,448,427	0.45%
Total	$547,191,115	100.00%	$539,065,107	100.00%

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured loans	$465,410,058	89.33%	168.37%	$450,508,104	89.69%	168.89%
OCSI Glick JV Subordinated Notes	53,365,955	10.24%	19.30%	49,409,901	9.84%	18.53%
Equity securities, excluding the OCSI Glick JV	2,220,273	0.43%	0.79%	2,375,360	0.47%	0.90%
OCSI Glick JV equity interests	—	—	—	—	—	—
Total	$520,996,286	100.00%	188.46%	$502,293,365	100.00%	188.32%

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

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Northeast	$179,307,316	32.77%	$175,000,822	32.46%
West	101,781,073	18.60%	107,100,584	19.87%
Midwest	92,661,386	16.93%	88,346,293	16.39%
Southwest	60,162,772	10.99%	60,351,662	11.20%
Southeast	51,885,947	9.48%	43,464,437	8.06%
International	23,513,817	4.30%	25,852,696	4.80%
South	23,294,123	4.26%	24,369,729	4.52%
Northwest	14,584,681	2.67%	14,578,884	2.70%
Total	$547,191,115	100.00%	$539,065,107	100.00%

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Northeast	$160,700,350	30.86%	58.13%	$150,734,661	30.00%	56.52%
West	101,093,534	19.40%	36.58%	104,906,992	20.89%	39.33%
Midwest	91,413,800	17.55%	33.07%	85,420,874	17.01%	32.04%
Southwest	55,453,484	10.64%	20.06%	55,716,384	11.09%	20.89%
Southeast	51,343,320	9.85%	18.55%	42,020,215	8.37%	15.75%
International	24,188,733	4.64%	8.75%	25,096,033	5.00%	9.40%
South	22,111,889	4.24%	8.00%	23,722,222	4.72%	8.89%
Northwest	14,691,176	2.82%	5.32%	14,675,984	2.92%	5.50%
Total	$520,996,286	100.00%	188.46%	$502,293,365	100.00%	188.32%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Multi-Sector Holdings (1)	$71,157,302	12.99%	$72,157,302	13.36%
Application Software	57,502,193	10.51	56,215,071	10.43
Aerospace & Defense	36,590,676	6.69	30,626,973	5.68
Diversified Support Services	26,246,618	4.80	26,334,370	4.89
Advertising	24,297,080	4.44	24,174,863	4.48
Movies & Entertainment	15,803,678	2.89	16,673,070	3.09
Integrated Telecommunication Services	15,347,935	2.80	15,495,686	2.87
Commercial Printing	15,254,704	2.79	15,307,456	2.84
Personal Products	15,223,102	2.78	13,418,096	2.49
Pharmaceuticals	14,514,088	2.65	13,309,502	2.47
Industrial Machinery	14,508,335	2.65	13,770,077	2.55
Data Processing & Outsourced Services	14,069,234	2.57	14,083,620	2.61
Internet Services & Infrastructure	13,794,111	2.52	8,947,119	1.66
Specialized Finance	13,388,615	2.45	8,359,110	1.55
Health Care Services	13,053,915	2.39	13,081,011	2.43
Health Care Technology	11,703,560	2.14	11,732,318	2.18
Biotechnology	11,094,098	2.03	12,304,257	2.28
Oil & Gas Storage & Transportation	11,005,637	2.01	10,976,147	2.04
Specialty Chemicals	9,997,001	1.83	10,024,137	1.86
Real Estate Services	9,736,627	1.78	9,755,743	1.81
Publishing	9,634,184	1.76	9,660,137	1.79
Leisure Facilities	9,597,730	1.75	9,402,902	1.74
Trading Companies & Distributors	8,800,015	1.61	8,827,767	1.64
Distributors	8,742,199	1.60	8,760,175	1.63
Systems Software	8,385,594	1.53	9,922,773	1.84
Fertilizers & Agricultural Chemicals	8,326,740	1.52	8,152,050	1.51
Alternative Carriers	8,320,505	1.52	8,337,801	1.55
Health Care Supplies	7,634,203	1.40	13,452,481	2.50
Research & Consulting Services	7,431,559	1.36	7,435,807	1.38
Electrical Components & Equipment	6,259,522	1.14	6,280,139	1.17
Auto Parts & Equipment	5,673,579	1.04	5,688,828	1.06
Internet & Direct Marketing Retail	5,364,404	0.98	5,363,954	1.00
Oil & Gas Refining & Marketing	5,320,238	0.97	5,333,776	0.99
Insurance Brokers	5,267,657	0.96	5,115,349	0.95
Construction & Engineering	4,850,000	0.89	—	—
Hotels, Resorts & Cruise Lines	4,639,674	0.85	4,645,028	0.86
Restaurants	3,397,568	0.62	3,398,183	0.63
Independent Power Producers & Energy Traders	3,229,732	0.59	3,265,964	0.61
Managed Health Care	2,939,905	0.54	2,947,424	0.55
Airlines	2,852,304	0.52	—	—
Oil & Gas Exploration & Production	2,462,500	0.45	—	—
Electric Utilities	1,963,132	0.36	1,966,495	0.36
Metal & Glass Containers	1,809,662	0.33	5,279,705	0.98
Environmental & Facilities Services	—	—	3,897,041	0.72
Household Products	—	—	3,338,452	0.62
General Merchandise Stores	—	—	1,593,419	0.30
Specialized REITs	—	—	253,529	0.05
Total	$547,191,115	100.00%	$539,065,107	100.00%

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$57,715,989	11.07%	20.89%	$55,815,754	11.13%	20.92%
Multi-Sector Holdings (1)	53,365,955	10.24	19.30	49,409,901	9.84	18.53
Aerospace & Defense	34,987,811	6.72	12.65	28,494,531	5.67	10.68
Diversified Support Services	25,524,679	4.90	9.24	24,928,749	4.96	9.36
Advertising	22,439,228	4.31	8.12	22,317,000	4.44	8.37
Movies & Entertainment	16,188,272	3.11	5.86	16,350,259	3.26	6.14
Personal Products	15,483,255	2.97	5.60	13,668,174	2.72	5.12
Integrated Telecommunication Services	15,030,715	2.88	5.43	14,610,386	2.91	5.49
Pharmaceuticals	14,740,759	2.83	5.33	13,432,057	2.67	5.04
Commercial Printing	14,734,506	2.83	5.32	14,786,640	2.94	5.54
Data Processing & Outsourced Services	13,687,451	2.63	4.95	13,585,221	2.70	5.09
Specialized Finance	13,300,999	2.55	4.82	8,261,863	1.64	3.10
Internet Services & Infrastructure	13,099,341	2.51	4.74	8,308,414	1.65	3.11
Industrial Machinery	13,001,609	2.50	4.71	11,927,158	2.37	4.48
Health Care Services	12,815,155	2.46	4.63	12,745,223	2.54	4.78
Health Care Technology	11,818,347	2.27	4.28	11,752,447	2.34	4.41
Biotechnology	11,289,278	2.17	4.08	12,440,847	2.48	4.66
Specialty Chemicals	9,877,488	1.90	3.58	9,741,707	1.94	3.65
Oil & Gas Storage & Transportation	9,874,343	1.90	3.58	10,615,154	2.11	3.98
Publishing	9,707,170	1.86	3.51	9,708,926	1.93	3.64
Real Estate Services	9,554,500	1.83	3.46	9,430,625	1.88	3.54
Distributors	8,792,290	1.69	3.18	8,674,375	1.73	3.25
Trading Companies & Distributors	8,731,832	1.68	3.16	8,671,111	1.73	3.25
Systems Software	8,457,247	1.62	3.06	9,817,927	1.95	3.68
Fertilizers & Agricultural Chemicals	8,351,071	1.60	3.02	8,146,141	1.62	3.05
Alternative Carriers	8,240,680	1.58	2.98	8,129,885	1.62	3.05
Health Care Supplies	7,616,775	1.46	2.75	13,450,397	2.68	5.04
Research & Consulting Services	7,472,464	1.43	2.70	7,281,135	1.45	2.73
Leisure Facilities	7,037,740	1.35	2.54	7,260,560	1.45	2.72
Electrical Components & Equipment	6,343,854	1.22	2.29	6,139,604	1.22	2.30
Insurance Brokers	5,858,169	1.12	2.12	5,276,017	1.05	1.97
Internet & Direct Marketing Retail	5,803,535	1.11	2.10	5,547,140	1.10	2.08
Auto Parts & Equipment	5,667,642	1.09	2.05	5,520,667	1.10	2.07
Oil & Gas Refining & Marketing	5,355,168	1.03	1.94	5,131,738	1.02	1.92
Hotels, Resorts & Cruise Lines	5,152,263	0.99	1.86	5,159,265	1.03	1.93
Construction & Engineering	4,880,000	0.94	1.76	—	—	—
Restaurants	3,554,690	0.68	1.29	3,550,207	0.71	1.33
Independent Power Producers & Energy Traders	3,125,391	0.60	1.13	3,167,063	0.63	1.19
Airlines	3,049,357	0.59	1.10	—	—	—
Managed Health Care	2,936,203	0.56	1.06	2,917,727	0.58	1.09
Oil & Gas Exploration & Production	2,487,500	0.48	0.90	—	—	—
Electric Utilities	2,016,865	0.39	0.73	1,958,422	0.39	0.73
Metal & Glass Containers	1,828,700	0.35	0.66	5,168,898	1.03	1.94
Environmental & Facilities Services	—	—	—	3,753,600	0.75	1.41
Household Products	—	—	—	3,313,557	0.66	1.24
General Merchandise Stores	—	—	—	1,504,945	0.30	0.56
Specialized REITs	—	—	—	421,948	0.08	0.16
Total	$520,996,286	100.00%	188.46%	$502,293,365	100.00%	188.32%
___________________
(1)This industry includes the Company's investment in the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, except for the Company's investment in the OCSI Glick JV, no single investment represented greater than 10% of the Company's total investment portfolio at fair value. As of September 30, 2020, no single investment represented greater than 10% of the Company’s total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, may fluctuate and in any given period can be highly concentrated among several investments.

OCSI Glick JV
In October 2014, the Company entered into an LLC agreement with GF Equity Funding to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing primarily in senior secured loans of middle-market companies. The Company co-invests in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, which consists of one representative selected by the Company and one representative selected by GF Equity Funding (with approval from a representative of each required). Since the Company does not have a controlling financial interest in the OCSI Glick JV, the Company does not consolidate the OCSI Glick JV. The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and the Company and GF Debt Funding 2014 LLC ("GF Debt Funding"), an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for Subordinated Notes. As of December 31, 2020 and September 30, 2020, the Company and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and the Company and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 42 and 40 portfolio companies as of December 31, 2020 and September 30, 2020, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which the Company may invest directly.
The OCSI Glick JV entered into a senior revolving credit facility with Deutsche Bank AG, New York Branch (the "JV Deutsche Bank Facility"), which, as of December 31, 2020, had a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and, as of December 31, 2020, bore interest at a rate equal to 3-month LIBOR plus 2.65% per annum with a 0.25% LIBOR floor. Under the JV Deutsche Bank Facility, $78.7 million and $80.7 million of borrowings were outstanding as of December 31, 2020 and September 30, 2020, respectively.
As of December 31, 2020, the JV Deutsche Bank Facility included a waiver period (which extended through January 3, 2021) during which the facility agent was restricted from revaluing certain collateral obligations where the change in valuation was caused by or resulted from a business disruption due primarily to the COVID-19 pandemic.
As of December 31, 2020 and September 30, 2020, the OCSI Glick JV had total assets of $154.1 million and $137.9 million, respectively. The Company's investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $53.4 million and $49.4 million in the aggregate at fair value as of December 31, 2020 and September 30, 2020, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2020 and September 30, 2020, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from the Company and the remaining $12.5 million of which was from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments were funded as of each of December 31, 2020 and September 30, 2020, of which $73.5 million was from the Company. As of each of December 31, 2020 and September 30, 2020, the Company had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million were unfunded as of each such date. As of each of December 31, 2020 and September 30, 2020, the Company had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million were unfunded.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Senior secured loans (1)	$146,884,184	$143,138,964
Weighted average current interest rate on senior secured loans (2)	5.80%	5.56%
Number of borrowers in the OCSI Glick JV	42	40
Largest loan exposure to a single borrower (1)	$6,994,829	$6,994,829
Total of five largest loan exposures to borrowers (1)	$31,360,969	$31,371,046
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of December 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,333,333	$3,250,000	$3,266,667	(4)
ADB Companies, LLC	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025		Construction & Engineering	—	(16,667)	(13,333)	(4)(5)
Total ADB Companies, LLC				3,333,333	3,233,333	3,253,334
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	2,659,897	2,608,134	2,643,273	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,994,829	6,823,867	6,726,682
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,977,500	2,947,725	2,769,075	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,680,216	1,331,881	1,126,047	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,128,595	3,124,546	3,125,466	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+5.75% cash due 12/24/2026	6.75%	Airport Services	3,721,875	3,642,547	3,468,788
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.15%	Oil & Gas Equipment & Services	4,874,132	4,858,878	4,270,081
California Pizza Kitchen, Inc.	Second Lien Term Loan, 1.00% cash / LIBOR+12.50% PIK due 5/23/2025		Restaurants	913,125	901,843	730,500	(6)
California Pizza Kitchen, Inc.	Shares of Common Stock in CPK Parent, Inc.		Restaurants	—	678,882	618,354
Total California Pizza Kitchen, Inc.				913,125	1,580,725	1,348,854
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,115,395	1,062,641	1,111,212	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,582,652	3,546,825	3,570,112	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,570,594	4,475,633	4,597,127	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	4.00%	Biotechnology	4,937,500	4,900,469	4,908,690
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,487,500	2,462,625	2,470,398
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,821,200	5,787,939	5,781,179
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	5,000,000	4,983,262	5,000,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	989,884	979,985	986,582	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,850,000	2,760,193	2,755,010

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	$3,265,271	$3,242,084	$2,999,295
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	796,501	722,217	814,821
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,300,000	2,928,750	3,075,650
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%	Electronic Components	1,382,805	1,112,966	1,346,879
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,090,625	4,050,380	3,983,258	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	826,442	816,269	804,750	(4)
Total MHE Intermediate Holdings, LLC				4,917,067	4,866,649	4,788,008
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,629,094	1,615,449	1,625,021	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(357)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(687)	(117)	(4)(5)
Total MRI Software LLC				1,629,094	1,613,333	1,624,547
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	3,970,000	3,950,150	3,970,020
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	5,348,750	5,332,532	5,241,775
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.65%	Integrated Telecommunication Services	983,060	949,136	987,975	(4)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,792,407	5,757,292	5,780,330
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	3,939,767	3,921,723	3,910,219	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(61)	(107)	(4)(5)
Total OEConnection LLC				3,939,767	3,921,662	3,910,112
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,569,761	3,514,349	3,569,761	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(5,196)	—	(4)(5)
Total Olaplex, Inc.				3,569,761	3,509,153	3,569,761
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842,000	2,799,370	2,842,000
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	4,000,000	3,940,000	3,980,000	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,827,941	1,809,662	1,828,700	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,274,940	6,250,097	5,459,198
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,835,000	5,801,221	5,659,950	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.00% cash due 10/1/2026	5.00%	Personal Products	6,435,000	6,402,824	6,474,735
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.00%	Application Software	2,871,538	2,695,389	2,693,503	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,948,849	4,931,101	4,876,002
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,611,940	1,609,855	1,437,359
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	1,729,301	1,716,293	1,731,895	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,974,965	4,783,842	4,880,142	(4)

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	$3,000,000	$2,979,258	$2,542,500	(4)
Total Portfolio Investments				$146,884,184	$144,736,044	$142,427,067
__________
(1) Represents the interest rate as of December 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.25% and the 180-day LIBOR at 0.26%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2020 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both the Company and the OCSI Glick JV as of December 31, 2020.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

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
________
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
(4) This investment was held by both the Company and the OCSI Glick JV as of September 30, 2020.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The cost and fair value of the Company's aggregate investment in the OCSI Glick JV was $71.2 million and $53.4 million, respectively, as of December 31, 2020 and $72.2 million and $49.4 million, respectively, as of September 30, 2020. The Company and GF Debt Funding amended the Subordinated Notes during the year ended September 30, 2020 to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes would not pay interest on its previously scheduled April 15, 2020, July 15, 2020, October 15, 2020 or January 15, 2021 coupon dates. For the three months ended December 31, 2020, the Company's investment in the Subordinated Notes was on cash non-accrual status and no interest income was earned on its investment in the Subordinated Notes. For the three months ended December 31, 2019, the Company earned interest income of $1.4 million on its investment in the Subordinated Notes. The Company did not earn any dividend income for the three months ended December 31, 2020 and 2019 with respect to its investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the OCSI Glick JV as of December 31, 2020 and September 30, 2020 and for the three months ended December 31, 2020 and 2019:

	December 31, 2020	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2020: $144,736,044; cost September 30, 2020: $140,599,644)	$142,427,067	$130,760,749
Cash and cash equivalents	8,848,707	3,574,960
Restricted cash	1,295,940	1,106,829
Other assets	1,516,143	2,475,078
Total assets	$154,087,857	$137,917,616

Senior credit facility payable	$78,681,939	$80,681,939
Subordinated Notes payable at fair value (proceeds December 31, 2020: $73,194,913; proceeds September 30, 2020: $74,337,772)	60,967,686	56,469,250
Other liabilities	14,438,232	766,427
Total liabilities	$154,087,857	$137,917,616
Members' equity	—	—
Total liabilities and members' equity	$154,087,857	$137,917,616

	Three months ended December 31, 2020	Three months ended December 31, 2019
Selected Statements of Operations Information:
Interest income	$2,050,929	$2,857,253
Fee income	55,472	27,710
Total investment income	2,106,401	2,884,963
Interest expense	663,949	2,702,956
Other expenses	27,205	67,268
Total expenses (1)	691,154	2,770,224
Net unrealized appreciation (depreciation)	1,888,623	529,458
Realized gain (loss)	(3,303,870)	(644,197)
Net income (loss)	$—	$—
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
During the three months ended December 31, 2020 and 2019, the Company did not sell any debt investments to the OCSI Glick JV.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Fee Income
For the three months ended December 31, 2020 and 2019, the Company recorded total fee income of $0.2 million and $0.4 million, respectively, of which $0.1 million and $0.1 million, respectively, was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

Note 5. Share Data and Net Assets
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2020 and 2019:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$14,032,379	$6,134,254
Weighted average common shares outstanding	29,466,768	29,466,768
Earnings (loss) per common share — basic and diluted	$0.48	$0.21
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2020	29,466,768	$294,668	$369,199,332	$(102,812,589)	$266,681,411
Net investment income	—	—	—	4,000,226	4,000,226
Net unrealized appreciation (depreciation)	—	—	—	10,532,618	10,532,618
Net realized gains (losses)	—	—	—	(500,465)	(500,465)
Distributions to stockholders	—	—	—	(4,272,681)	(4,272,681)
Issuance of common stock under dividend reinvestment plan	13,754	138	106,570	—	106,708
Repurchases of common stock under dividend reinvestment plan	(13,754)	(138)	(106,570)	—	(106,708)
Balance as of December 31, 2020	29,466,768	$294,668	$369,199,332	$(93,052,891)	$276,441,109

The following table presents the changes in net assets for the three months ended December 31, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Overdistributed Earnings	Total Net Assets
Balance as of September 30, 2019	29,466,768	$294,668	$369,199,332	$(85,043,994)	$284,450,006
Net investment income	—	—	—	4,727,580	4,727,580
Net unrealized appreciation (depreciation)	—	—	—	1,926,384	1,926,384
Net realized gains (losses)	—	—	—	(519,710)	(519,710)
Distributions to stockholders	—	—	—	(4,567,350)	(4,567,350)
Issuance of common stock under dividend reinvestment plan	7,793	78	64,256	—	64,334
Repurchases of common stock under dividend reinvestment plan	(7,793)	(78)	(64,256)	—	(64,334)
Balance as of December 31, 2019	29,466,768	$294,668	$369,199,332	$(83,477,090)	$286,016,910

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For income tax purposes, the Company has reported its distributions for the 2020 calendar year as ordinary income. The character of such distributions was appropriately reported to the Internal Revenue Service and stockholders for the 2020 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 13, 2020	December 15, 2020	December 31, 2020	$0.145	$4,165,973	13,754	$106,708
Total for the three months ended December 31, 2020			$0.145	$4,165,973	13,754	$106,708

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 12, 2019	December 13, 2019	December 31, 2019	$0.155	$4,503,016	7,793	$64,334
Total for the three months ended December 31, 2019			$0.155	$4,503,016	7,793	$64,334
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2020 and 2019.
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
As of December 31, 2020 and September 30, 2020, the Company was able to borrow up to $180 million under the Citibank Facility (subject to borrowing base and other limitations).  As of December 31, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of December 31, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of December 31, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of December 31, 2020, the minimum asset coverage ratio applicable to the Company under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 and September 30, 2020, the Company had $121.1 million and $119.1 million outstanding under the Citibank Facility, respectively. Borrowings under the Citibank Facility are secured by all of the assets of OCSI Senior Funding II LLC and all of the Company's equity interests in OCSI Senior Funding II LLC. The Company may use the Citibank Facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the Citibank Facility is subject to the satisfaction of certain conditions. The Company's borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.223% and 3.878% for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $0.9 million and $1.4 million, respectively, related to the Citibank Facility.
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
As of December 31, 2020, (a) OCSI Senior Funding Ltd. may request drawdowns under the Deutsche Bank Facility until September 30, 2021 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2022, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $160 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.65% through September 30, 2021, following which the interest rate will reset to three-month LIBOR plus 2.80% for the remaining term of the Deutsche Bank Facility, in each case with a 0.25% LIBOR floor. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of December 31, 2020, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
As of December 31, 2020, the Deutsche Bank Facility included a waiver period (which extended through January 3, 2021) during which the facility agent was restricted from revaluing certain collateral obligations where the change in valuation was caused by or resulted from a business disruption due primarily to the COVID-19 pandemic.
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
As of December 31, 2020 and September 30, 2020, the Company had $131.7 million and $137.6 million outstanding under the Deutsche Bank Facility, respectively. For the three months ended December 31, 2020 and 2019, the Company’s borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.967% and 4.127%, respectively, and the Company recorded interest expense (inclusive of fees) of $1.2 million and $1.8 million, respectively.
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
As of each of December 31, 2020 and September 30, 2020, there were no borrowings outstanding under the East West Bank Facility. Borrowings under the East West Bank Facility were secured by the loans pledged as collateral thereunder from time to time as well as certain other assets of the Company. The Company used the East West Bank Facility to fund a portion of its loan origination activities and for general corporate purposes. The Company’s borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.799% for the three months ended December 31, 2019. For the three months ended December 31, 2019, the Company recorded interest expense (inclusive of fees) of $0.2 million related to the East West Bank Facility.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Borrowings
As of December 31, 2020, the Company did not have any secured borrowings outstanding. As of September 30, 2020, the Company had $10.9 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 60 days of the trade date. For the three months ended December 31, 2020, the Company recorded less than $0.1 million of interest expense in connection with secured borrowings. For the three months ended December 31, 2019, the Company did not incur interest expense in connection with secured borrowings. The Company's secured borrowings bore interest at a weighted average rate of 3.34% for the three months ended December 31, 2020.
Note 7. Interest and Dividend Income

As of December 31, 2020 and September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income. The Company restructured its investment in the Subordinated Notes to realign the vehicle for current market conditions. The Company and GF Debt Funding amended the Subordinated Notes to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes will not pay interest on its previously scheduled April 15, 2020, July 15, 2020, October 15, 2020 or January 15, 2021 coupon dates. Given that the Subordinated Notes will not pay interest for four consecutive quarters, the Company placed its investment in the Subordinated Notes on cash non-accrual status and did not recognize any interest income from the OCSI Glick JV during the three months ended December 31, 2020. The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020				September 30, 2020
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$473,967,760	88.10%	$465,410,058	89.71%	$464,459,378	87.72%	$450,508,104	90.12%
Cash non-accrual (1)	64,045,551	11.90	53,365,955	10.29	65,045,551	12.28	49,409,901	9.88
Total	$538,013,311	100.00%	$518,776,013	100.00%	$529,504,929	100.00%	$499,918,005	100.00%
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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2020 and 2019:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$14,032,379	$6,134,254
Net unrealized (appreciation) depreciation	(10,532,618)	(1,926,384)
Book/tax difference due to capital losses not recognized (recognized)	3,103,857	735,505
Other book/tax differences	(1,711,796)	(463,275)
Taxable/Distributable Income (1)	$4,891,822	$4,480,100

__________________
(1)The Company's taxable income for the three months ended December 31, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2021. Therefore, the final taxable income may be different than the estimate.
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
During each of the three months ended December 31, 2020 and 2019, the Company recorded an aggregate net realized loss of $0.5 million in connection with the exit of various investments.
Net Unrealized Appreciation or Depreciation
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
For the three months ended December 31, 2020 and 2019, the Company recorded net unrealized appreciation of $10.5 million and $1.9 million, respectively. For the three months ended December 31, 2020, this consisted of $10.0 million of unrealized appreciation on debt investments and $1.1 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), offset by $0.6 million of net unrealized depreciation on equity investments. For the three months ended December 31, 2019, this consisted of $1.9 million of unrealized appreciation of debt investments and $0.2 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), offset by $0.2 million of unrealized depreciation on foreign currency forward contracts.
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
As of December 31, 2020 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1.3 million and $1.7 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree.

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
From October 17, 2017 through May 3, 2020, the Company was externally managed by OCM pursuant to an investment advisory agreement. On May 4, 2020, OCM effected the novation of such investment advisory agreement to Oaktree. Immediately following such novation, the Company and Oaktree entered into a new investment advisory agreement with the same terms, including fee

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
structure, as the investment advisory agreement with OCM. The term “Investment Advisory Agreement” refers collectively to the agreements with Oaktree and, prior to its novation, with OCM. Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc., pursuant to an investment advisory agreement between the Company and the Former Adviser, which was terminated on October 17, 2017.
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
For the three months ended December 31, 2020 and 2019 the base management fee incurred under the Investment Advisory Agreement was $1.3 million and $1.5 million, respectively.
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
For the three months ended December 31, 2020 and 2019, the Part I incentive fee (net of waivers) incurred under the Investment Advisory Agreement was less than $0.1 million and $0.9 million, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the Investment Advisory Agreement, the second part of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date) commencing with the fiscal year ended September 30, 2019 and equals 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ended September 30, 2019 through the end of each subsequent fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees under the Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the calculations of the second part of the incentive fee. As of December 31, 2020, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical "liquidation basis." A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. Any realized capital gains and losses and cumulative unrealized capital appreciation and depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended September 30, 2018 are excluded from the GAAP accrual. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. As of December 31, 2020, the Company did not accrue, and cumulatively has not accrued, any capital gains incentive fees.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For the three months ended December 31, 2020, the Company accrued administrative expenses of $0.3 million, including less than $0.1 million of general and administrative expenses. For the three months ended December 31, 2019, the Company accrued administrative expenses of $0.3 million, including $0.1 million of general and administrative expenses.
As of December 31, 2020 and September 30, 2020, $1.4 million and $1.2 million, respectively, was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to Oaktree Administrator.
Note 12. Financial Highlights

	Three months ended December 31, 2020	Three months ended December 31, 2019
Net asset value per share at beginning of period	$9.05	$9.65
Net investment income (1)	0.14	0.16
Net unrealized appreciation (depreciation) (1)	0.36	0.08
Net realized gains (losses) (1)	(0.02)	(0.02)
Distributions of net investment income to stockholders	(0.15)	(0.16)
Net asset value per share at end of period	$9.38	$9.71
Per share market value at beginning of period	$6.51	$8.25
Per share market value at end of period	$7.75	$8.19
Total return (2)	21.27%	1.14%
Common shares outstanding at beginning of period	29,466,768	29,466,768
Common shares outstanding at end of period	29,466,768	29,466,768
Net assets at beginning of period	$266,681,411	$284,450,006
Net assets at end of period	$276,441,109	$286,016,910
Average net assets (3)	$272,954,526	$286,623,521
Ratio of net investment income to average net assets (4)	5.81%	6.54%
Ratio of total expenses to average net assets (4)	7.25%	9.59%
Ratio of net expenses to average net assets (4)	7.25%	9.52%
Ratio of portfolio turnover to average investments at fair value	6.70%	5.76%
Weighted average outstanding debt (5)	$259,010,675	$296,135,061
Average debt per share (1)	$8.79	$10.05
Asset coverage ratio at end of period (6)	209.37%	193.37%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return does not include sales load.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Interim periods are annualized.
(5)	Calculated based upon the weighted average outstanding debt for the period.
(6)	Based on outstanding senior securities of $252.8 million and $306.3 million as of December 31, 2020 and 2019, respectively.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement") with its derivative counterparty, JPMorgan Chase Bank, N.A. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2020, $0.3 million has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2020.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$550,921	€(465,600)	2/11/2021	$—	$19,315	Derivative liability
Foreign currency forward contract	$5,024,432	£(3,787,879)	2/11/2021	$—	$154,916	Derivative liability
				$—	$174,231
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount Purchased / (Sold) in U.S. Dollars	Notional Amount Purchased / (Sold) in Local Currency	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$529,015	€(465,600)	11/12/2020	$—	$17,450	Derivative liability
Foreign currency forward contract	$4,613,133	£(3,654,546)	11/12/2020	$—	$112,486	Derivative liability
				$—	$129,936

Note 14. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2020 and September 30, 2020, off-balance sheet arrangements consisted of $47.1 million and $33.7 million, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of December 31, 2020 and September 30, 2020 is shown in the table below:

	December 31, 2020	September 30, 2020
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
MHE Intermediate Holdings, LLC	5,254,516	5,254,516
Athenex, Inc.	3,987,611	5,316,815
Thrasio, LLC	3,784,502	—
Jazz Acquisition, Inc.	3,678,000	—
FFI Holdings I Corp	3,671,200	—
Latam Airlines Group S.A.	2,951,000	—
MRI Software LLC	2,435,062	2,721,132
NeuAG, LLC	1,059,000	1,059,000
ADB Companies, LLC	1,000,000	—
Olaplex, Inc.	972,004	486,000
Mindbody, Inc.	952,381	952,381
Ardonagh Midco 3 PLC	835,267	1,002,320
Accupac, Inc.	716,984	716,984
Apptio, Inc.	692,308	692,308
Coyote Buyer, LLC	391,267	391,267
Telestream Holdings Corporation	342,000	—
Immucor, Inc.	189,438	189,438
Ministry Brands, LLC	100,000	42,500
GKD Index Partners, LLC	88,889	88,889
OEConnection LLC	30,357	501,353
iCIMs, Inc.	—	294,118
Total	$47,129,815	$33,707,050
 ___________
(1) This investment was on cash non-accrual status as of December 31, 2020 and September 30, 2020.

Note 15. Pending Merger with OCSL
On October 28, 2020, the Company entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, at the Effective Time, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OCSL and, immediately thereafter, the Company will merge with and into OCSL, with OCSL continuing as the surviving company. At the Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by OCSL or any of its consolidated subsidiaries (the "Cancelled Shares")) will be converted into the right to receive a number of shares of common stock, par value $0.01 per share, of OCSL ("OCSL Common Stock") equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the "Determination Date"), each of the Company and OCSL will deliver to the other a calculation of its net asset value as of such date (such calculation with respect to OCSL, the "Closing OCSL Net Asset Value" and such calculation with respect to the Company, the "Closing OCSI Net Asset Value"), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the "OCSI Per Share NAV", which will be equal to (i) the Closing OCSI Net Asset Value divided by (ii) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the "OCSL Per Share NAV", which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of OCSL Common Stock issued and outstanding as of the Determination Date. The "Exchange Ratio" will be equal to the quotient (rounded to four decimal places) of (i) the OCSI Per Share NAV divided by (ii) the OCSL Per Share NAV.
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

OAKTREE STRATEGIC INCOME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2021, is subject to certain closing conditions, including requisite approvals of the Company’s and OCSL’s stockholders and certain other closing conditions.
The Merger Agreement also contains certain termination rights in favor of the Company and OCSL, including if the Mergers are not completed on or before July 28, 2021 or if the requisite approvals of the Company’s or OCSL’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring the Company may be required to pay OCSL a termination fee of approximately $5.7 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OCSL may be required to pay the Company a termination fee of approximately $20.0 million.
Note 16. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2020, except as discussed below.
Distribution Declaration
On January 29, 2021, the Company’s Board of Directors declared a quarterly distribution of $0.155 per share, payable in cash on February 26, 2021 to stockholders of record on February 12, 2021.

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2020

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2020	Gross Additions (3)	Gross Reductions (4)	Fair Value as of December 31, 2020	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+4.50% cash due 10/20/2028 (5)			$64,045,551	$—	$—	$49,409,901	$4,956,054	$(1,000,000)	$53,365,955	19.3%
87.5% LLC equity interest (6)				—	—	—	—	—	—	—%
Total Control Investments			$64,045,551	$—	$—	$49,409,901	$4,956,054	$(1,000,000)	$53,365,955	19.3%

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
(5)This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual is inclusive of PIK and other non-cash income, where applicable.
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

Schedule 12-14
Oaktree Strategic Income Corporation
Schedule of Investments in and Advances to Affiliates
Three months ended December 31, 2019

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value as of October 1, 2019	Gross Additions (3)	Gross Reductions (4)	Fair Value as of December 31, 2019	% of Total Net Assets
Control Investments
OCSI Glick JV LLC		Multi-sector holdings
Subordinated Note, LIBOR+6.50% cash due 10/20/2021	8.51%		$66,056,272	$—	$1,436,726	$54,326,418	$—	$(156,708)	$54,169,710	18.9%
87.5% LLC equity interest (5)				—	—	—	—	—	—	—%
Total Control Investments			$66,056,272	$—	$1,436,726	$54,326,418	$—	$(156,708)	$54,169,710	18.9%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________
(1)The principal amount and ownership detail are shown in the Consolidated Schedules of Investments as of December 31, 2019 included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2019.
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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2020 and elsewhere in this quarterly report on Form 10-Q.
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
•the ability of the parties to consummate the Mergers (as defined below) on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the proposed Mergers;
•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our stockholders or the stockholders of Oaktree Specialty Lending Corporation, or OCSL, with respect to the proposals submitted for their approval in connection with the Mergers; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and non-accrual investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC. Since an Oaktree affiliate became our investment adviser in October 2017, Oaktree and its affiliates have reduced the investments identified as non-core by over $250 million, at fair value. Over time, Oaktree intends to rotate us out of the remaining non-core investments, which were approximately $38 million at fair value as of December 31, 2020.
On October 28, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with OCSL, Lion Merger Sub, Inc., a Delaware corporation and OCSL's wholly-owned subsidiary, or the Merger Sub, and, solely for the limited purposes set forth therein, Oaktree. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as OCSL's wholly-owned subsidiary, or the Merger, and, immediately thereafter, we will merge with and into OCSL, with OCSL continuing as the surviving company, or together with the Merger, the Mergers. Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2021, is subject to certain closing conditions, including requisite approvals of our and OCSL’s stockholders and certain other closing conditions. For more information about the Mergers, see Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q and our definitive proxy statement filed with the SEC on January 21, 2021.
Business Environment and Developments
We believe that the COVID-19 pandemic may have lasting effects on the U.S. and global financial markets and may cause further economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide. While the initial market disruptions have somewhat eased, the global economy continues to experience economic uncertainty, particularly due to difficulties in the reopening of certain economies, or portions thereof, and delays in vaccine rollout. This uncertainty can impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
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
As of December 31, 2020, 97.9% of our debt investment portfolio (at fair value) and 98.1% of our debt portfolio (at cost) bore interest at floating rates indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction or waiver of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced the desire to phase out the use of LIBOR by the end of 2021. However, the FCA recently announced that most US Dollar LIBOR would continue to be published through June 30, 2023. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. The reinvestment period of each of our borrowing facilities in place as of December 31, 2020 ends prior to the expected phase out of LIBOR; however, we expect that any refinancings or future borrowing facilities that bear interest at floating rates indexed to LIBOR (or certain amendments to current borrowing facilities) would include procedures for the selection of a replacement reference rate following any phase out of LIBOR. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate.  Alternatively, certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Critical Accounting Policies
Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of our Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946.
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
The fair value of our investments as of December 31, 2020 and September 30, 2020 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2020, 93.7% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or corroborated by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
As of December 31, 2020 and September 30, 2020, approximately 94.3% and 92.3%, respectively, of our total assets represented investments at fair value.
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
As of December 31, 2020, there was one investment on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income. During the three months ended March 31, 2020, we restructured our investment in the subordinated notes in OCSI Glick JV LLC, or the OCSI Glick JV, a joint venture through which we and GF Equity Funding 2014 LLC, or GF Equity Funding, co-invest primarily in senior secured loans of middle-market companies, to provide, among other things, that the subordinated notes, or the Subordinated Notes, did not pay interest beginning on the April 15, 2020 scheduled coupon date through the January 15, 2021 scheduled coupon date. Given that the Subordinated Notes did not pay interest for four consecutive quarters, our investment in the Subordinated Notes was on cash non-accrual status and we did not recognize any interest income from the OCSI Glick JV during the three months ended December 31, 2020.
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
Portfolio Composition
Our investments principally consist of senior loans in private middle-market companies and investments in the OCSI Glick JV. As of December 31, 2020, our senior loans were typically secured by a first or second lien on the assets of the portfolio company and generally had terms of up to ten years (but an expected average life of between three and four years).
During the three months ended December 31, 2020, we originated $55.8 million of investment commitments in nine new and three existing portfolio companies and funded $43.0 million of investments.
During the three months ended December 31, 2020, we received $34.3 million of proceeds from prepayments, exits, other paydowns and sales and exited nine portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2020	September 30, 2020
Cost:
Senior secured loans	86.62%	86.16%
OCSI Glick JV Subordinated Notes	11.70	12.07
OCSI Glick JV equity interests	1.30	1.32
Equity securities, excluding the OCSI Glick JV	0.38	0.45
Total	100.00%	100.00%

	December 31, 2020	September 30, 2020
Fair value:
Senior secured loans	89.33%	89.69%
OCSI Glick JV Subordinated Notes	10.24	9.84
Equity securities, excluding the OCSI Glick JV	0.43	0.47
OCSI Glick JV equity interests	—	—
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2020	September 30, 2020
Cost:
Multi-Sector Holdings (1)	12.99%	13.36%
Application Software	10.51	10.43
Aerospace & Defense	6.69	5.68
Diversified Support Services	4.80	4.89
Advertising	4.44	4.48
Movies & Entertainment	2.89	3.09
Integrated Telecommunication Services	2.80	2.87
Commercial Printing	2.79	2.84
Personal Products	2.78	2.49
Pharmaceuticals	2.65	2.47
Industrial Machinery	2.65	2.55
Data Processing & Outsourced Services	2.57	2.61
Internet Services & Infrastructure	2.52	1.66
Specialized Finance	2.45	1.55
Health Care Services	2.39	2.43
Health Care Technology	2.14	2.18
Biotechnology	2.03	2.28
Oil & Gas Storage & Transportation	2.01	2.04
Specialty Chemicals	1.83	1.86
Real Estate Services	1.78	1.81
Publishing	1.76	1.79
Leisure Facilities	1.75	1.74
Trading Companies & Distributors	1.61	1.64
Distributors	1.60	1.63
Systems Software	1.53	1.84
Fertilizers & Agricultural Chemicals	1.52	1.51
Alternative Carriers	1.52	1.55
Health Care Supplies	1.40	2.50
Research & Consulting Services	1.36	1.38
Electrical Components & Equipment	1.14	1.17
Auto Parts & Equipment	1.04	1.06
Internet & Direct Marketing Retail	0.98	1.00
Oil & Gas Refining & Marketing	0.97	0.99
Insurance Brokers	0.96	0.95
Construction & Engineering	0.89	—
Hotels, Resorts & Cruise Lines	0.85	0.86
Restaurants	0.62	0.63
Independent Power Producers & Energy Traders	0.59	0.61
Managed Health Care	0.54	0.55
Airlines	0.52	—
Oil & Gas Exploration & Production	0.45	—
Electric Utilities	0.36	0.36
Metal & Glass Containers	0.33	0.98
Environmental & Facilities Services	—	0.72
Household Products	—	0.62
General Merchandise Stores	—	0.30
Specialized REITs	—	0.05
	100.00%	100.00%

	December 31, 2020	September 30, 2020
Fair value:
Application Software	11.07%	11.13%
Multi-Sector Holdings (1)	10.24	9.84
Aerospace & Defense	6.72	5.67
Diversified Support Services	4.90	4.96
Advertising	4.31	4.44
Movies & Entertainment	3.11	3.26
Personal Products	2.97	2.72
Integrated Telecommunication Services	2.88	2.91
Pharmaceuticals	2.83	2.67
Commercial Printing	2.83	2.94
Data Processing & Outsourced Services	2.63	2.70
Specialized Finance	2.55	1.64
Internet Services & Infrastructure	2.51	1.65
Industrial Machinery	2.50	2.37
Health Care Services	2.46	2.54
Health Care Technology	2.27	2.34
Biotechnology	2.17	2.48
Specialty Chemicals	1.90	1.94
Oil & Gas Storage & Transportation	1.90	2.11
Publishing	1.86	1.93
Real Estate Services	1.83	1.88
Distributors	1.69	1.73
Trading Companies & Distributors	1.68	1.73
Systems Software	1.62	1.95
Fertilizers & Agricultural Chemicals	1.60	1.62
Alternative Carriers	1.58	1.62
Health Care Supplies	1.46	2.68
Research & Consulting Services	1.43	1.45
Leisure Facilities	1.35	1.45
Electrical Components & Equipment	1.22	1.22
Insurance Brokers	1.12	1.05
Internet & Direct Marketing Retail	1.11	1.10
Auto Parts & Equipment	1.09	1.10
Oil & Gas Refining & Marketing	1.03	1.02
Hotels, Resorts & Cruise Lines	0.99	1.03
Construction & Engineering	0.94	—
Restaurants	0.68	0.71
Independent Power Producers & Energy Traders	0.60	0.63
Airlines	0.59	—
Managed Health Care	0.56	0.58
Oil & Gas Exploration & Production	0.48	—
Electric Utilities	0.39	0.39
Metal & Glass Containers	0.35	1.03
Environmental & Facilities Services	—	0.75
Household Products	—	0.66
General Merchandise Stores	—	0.30
Specialized REITs	—	0.08
	100.00%	100.00%
___________________
(1)This industry includes our investment in the OCSI Glick JV.

OCSI Glick JV
In October 2014, we entered into a limited liability company, or LLC, agreement with GF Equity Funding to form the OCSI Glick JV. On April 21, 2015, the OCSI Glick JV began investing in senior secured loans of middle-market companies. We co-invest in these securities with GF Equity Funding through the OCSI Glick JV. The OCSI Glick JV is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by GF Equity Funding. The OCSI Glick JV is capitalized as transactions are completed, and portfolio decisions and investment decisions in respect of the OCSI Glick JV must be approved by the OCSI Glick JV investment committee, consisting of one representative selected by us and one representative selected by GF Equity Funding (with approval from a representative of each required). The members provide capital to the OCSI Glick JV in exchange for LLC equity interests, and we and GF Debt Funding 2014 LLC, or GF Debt Funding, an entity advised by affiliates of GF Equity Funding, provide capital to the OCSI Glick JV in exchange for the Subordinated Notes. As of December 31, 2020 and September 30, 2019, we and GF Equity Funding owned 87.5% and 12.5%, respectively, of the outstanding LLC equity interests, and we and GF Debt Funding owned 87.5% and 12.5%, respectively, of the Subordinated Notes. The OCSI Glick JV is not an "eligible portfolio company" as defined in section 2(a)(46) of the Investment Company Act.
The OCSI Glick JV's portfolio consisted of middle-market and other corporate debt securities of 42 and 40 portfolio companies as of December 31, 2020 and September 30, 2020, respectively. The portfolio companies in the OCSI Glick JV are in industries similar to those in which we may invest directly.
The OCSI Glick JV has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the JV Deutsche Bank Facility, which, as of December 31, 2020, had a reinvestment period end date and maturity date of September 30, 2021 and March 31, 2025, respectively, and permitted borrowings of up to $90.0 million (subject to borrowing base and other limitations). Borrowings under the JV Deutsche Bank Facility are secured by all of the assets of the OCSI Glick JV and all of the equity interests in the OCSI Glick JV and bore interest at a rate equal to the 3-month LIBOR plus 2.65% per annum with a 0.25% LIBOR floor as of December 31, 2020. Under the JV Deutsche Bank Facility, $78.7 million and $80.7 million of borrowings were outstanding as of December 31, 2020 and September 30, 2020, respectively.
As of December 31, 2020, the JV Deutsche Bank Facility included a waiver period (which extended through January 3, 2021) during which the facility agent was restricted from revaluing certain collateral obligations where the change in valuation was caused by or resulted from a business disruption due primarily to the COVID-19 pandemic.
As of December 31, 2020 and September 30, 2020, the OCSI Glick JV had total assets of $154.1 million and $137.9 million, respectively. Our investment in the OCSI Glick JV consisted of LLC equity interests and Subordinated Notes of $53.4 million and $49.4 million in the aggregate at fair value as of December 31, 2020 and September 30, 2020, respectively. The Subordinated Notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of the OCSI Glick JV that are repaid when GF Equity Funding and GF Debt Funding make their capital contributions and fund their Subordinated Notes, respectively.
As of December 31, 2020 and September 30, 2020, the OCSI Glick JV had total capital commitments of $100.0 million, $87.5 million of which was from us and the remaining $12.5 million from GF Equity Funding and GF Debt Funding. Approximately $84.0 million in aggregate commitments was funded as of each of December 31, 2020 and September 30, 2020, of which $73.5 million was from us. As of each of December 31, 2020 and September 30, 2020, we had commitments to fund Subordinated Notes to the OCSI Glick JV of $78.8 million, of which $12.4 million was unfunded. As of each of December 31, 2020 and September 30, 2020, we had commitments to fund LLC equity interests in the OCSI Glick JV of $8.7 million, of which $1.6 million was unfunded as of each such date.
Below is a summary of the OCSI Glick JV's portfolio, followed by a listing of the individual loans in the OCSI Glick JV's portfolio as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Senior secured loans (1)	$146,884,184	$143,138,964
Weighted average current interest rate on senior secured loans (2)	5.80%	5.56%
Number of borrowers in the OCSI Glick JV	42	40
Largest loan exposure to a single borrower (1)	$6,994,829	$6,994,829
Total of five largest loan exposures to borrowers (1)	$31,360,969	$31,371,046
__________
(1) At principal amount.
(2) Computed using the weighted average annual interest rate on accruing senior secured loans at fair value.

OCSI Glick JV Portfolio as of December 31, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
ADB Companies, LLC	First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%	Construction & Engineering	$3,333,333	$3,250,000	$3,266,667	(4)
ADB Companies, LLC	First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025		Construction & Engineering	—	(16,667)	(13,333)	(4)(5)
Total ADB Companies, LLC				3,333,333	3,233,333	3,253,334
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	2,659,897	2,608,134	2,643,273	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,994,829	6,823,867	6,726,682
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%	Movies & Entertainment	2,977,500	2,947,725	2,769,075	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,680,216	1,331,881	1,126,047	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,128,595	3,124,546	3,125,466	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+5.75% cash due 12/24/2026	6.75%	Airport Services	3,721,875	3,642,547	3,468,788
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.15%	Oil & Gas Equipment & Services	4,874,132	4,858,878	4,270,081
California Pizza Kitchen, Inc.	Second Lien Term Loan, 1.00% cash / LIBOR+12.50% PIK due 5/23/2025		Restaurants	913,125	901,843	730,500	(6)
California Pizza Kitchen, Inc.	Shares of Common Stock in CPK Parent, Inc.		Restaurants	—	678,882	618,354
Total California Pizza Kitchen, Inc.				913,125	1,580,725	1,348,854
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,115,395	1,062,641	1,111,212	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%	Oil & Gas Refining & Marketing	3,582,652	3,546,825	3,570,112	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,570,594	4,475,633	4,597,127	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	4.00%	Biotechnology	4,937,500	4,900,469	4,908,690
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,487,500	2,462,625	2,470,398
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,821,200	5,787,939	5,781,179
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	5,000,000	4,983,262	5,000,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	989,884	979,985	986,582	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,850,000	2,760,193	2,755,010
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,265,271	3,242,084	2,999,295
Intelsat Jackson Holdings S.A.	First Lien Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	796,501	722,217	814,821
Lightstone Holdco LLC	First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%	Electric Utilities	3,300,000	2,928,750	3,075,650
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%	Electronic Components	1,382,805	1,112,966	1,346,879
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,090,625	4,050,380	3,983,258	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	826,442	816,269	804,750	(4)
Total MHE Intermediate Holdings, LLC				4,917,067	4,866,649	4,788,008
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,629,094	1,615,449	1,625,021	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(357)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(687)	(117)	(4)(5)
Total MRI Software LLC				1,629,094	1,613,333	1,624,547

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	$3,970,000	$3,950,150	$3,970,020
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	5,348,750	5,332,532	5,241,775
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.65%	Integrated Telecommunication Services	983,060	949,136	987,975	(4)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,792,407	5,757,292	5,780,330
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	3,939,767	3,921,723	3,910,219	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(61)	(107)	(4)(5)
Total OEConnection LLC				3,939,767	3,921,662	3,910,112
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	3,569,761	3,514,349	3,569,761	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025		Personal Products	—	(5,196)	—	(4)(5)
Total Olaplex, Inc.				3,569,761	3,509,153	3,569,761
Planview Parent, Inc.	Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%	Application Software	2,842,000	2,799,370	2,842,000
RS Ivy Holdco, Inc.	First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%	Oil & Gas Exploration & Production	4,000,000	3,940,000	3,980,000	(4)
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,827,941	1,809,662	1,828,700	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+5.25% cash due 4/27/2024	6.25%	Footwear	6,274,940	6,250,097	5,459,198
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,835,000	5,801,221	5,659,950	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.00% cash due 10/1/2026	5.00%	Personal Products	6,435,000	6,402,824	6,474,735
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.00%	Application Software	2,871,538	2,695,389	2,693,503	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,948,849	4,931,101	4,876,002
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,611,940	1,609,855	1,437,359
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	1,729,301	1,716,293	1,731,895	(4)
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,974,965	4,783,842	4,880,142	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000,000	2,979,258	2,542,500	(4)
Total Portfolio Investments				$146,884,184	$144,736,044	$142,427,067
__________
(1) Represents the interest rate as of December 31, 2020. All interest rates are payable in cash, unless otherwise noted.
(2) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars. As of December 31, 2020, the reference rates for the OCSI Glick JV's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.25% and the 180-day LIBOR at 0.26%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(3) Represents the current determination of fair value as of December 31, 2020 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(4) This investment was held by both us and the OCSI Glick JV as of December 31, 2020.
(5) Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6) This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual is inclusive of PIK and other non-cash income where applicable.

OCSI Glick JV Portfolio as of September 30, 2020

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
AI Ladder (Luxembourg) Subco S.a.r.l.	First Lien Term Loan, LIBOR+4.50% cash due 7/9/2025	4.65%	Electrical Components & Equipment	$2,671,716	$2,616,725	$2,558,168	(4)
Alvogen Pharma US, Inc.	First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%	Pharmaceuticals	6,994,829	6,808,979	6,773,337
Amplify Finco Pty Ltd.	First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%	Movies & Entertainment	2,985,000	2,955,150	2,567,100	(4)
Anastasia Parent, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025		Personal Products	1,684,513	1,352,429	743,814	(6)
Ancile Solutions, Inc.	First Lien Term Loan, LIBOR+7.00% cash due 6/30/2021	8.00%	Application Software	3,201,353	3,194,577	3,178,943	(4)
Aurora Lux Finco S.À.R.L.	First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%	Airport Services	3,731,250	3,648,256	3,470,063
Brazos Delaware II, LLC	First Lien Term Loan, LIBOR+4.00% cash due 5/21/2025	4.16%	Oil & Gas Equipment & Services	4,887,066	4,870,862	3,733,376
California Pizza Kitchen, Inc.	First Lien Term Loan, LIBOR+8.00% cash due 8/23/2022		Restaurants	5,004,489	4,813,378	1,526,369	(6)
Carrols Restaurant Group, Inc.	First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%	Restaurants	1,118,198	1,062,723	1,109,811	(4)
CITGO Petroleum Corp.	First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%	Oil & Gas Refining & Marketing	3,591,768	3,555,850	3,421,159	(4)
Connect U.S. Finco LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%	Alternative Carriers	4,582,107	4,482,733	4,453,258	(4)
Curium Bidco S.à.r.l.	First Lien Term Loan, LIBOR+3.75% cash due 7/9/2026	3.97%	Biotechnology	4,950,000	4,912,875	4,912,875	(4)
eResearch Technology, Inc.	First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%	Application Software	2,493,750	2,468,813	2,486,992	(4)
Gigamon, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 12/27/2024	5.25%	Systems Software	5,835,900	5,800,375	5,762,951
Guidehouse LLP	Second Lien Term Loan, LIBOR+8.00% cash due 5/1/2026	8.15%	Research & Consulting Services	5,000,000	4,982,443	4,825,000	(4)
Helios Software Holdings, Inc.	First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%	Systems Software	992,422	982,498	980,642	(4)
Houghton Mifflin Harcourt Publishers Inc.	First Lien Term Loan, LIBOR+6.25% cash due 11/22/2024	7.25%	Education Services	2,887,500	2,790,416	2,699,813
Integro Parent, Inc.	First Lien Term Loan, LIBOR+5.75% cash due 10/31/2022	6.75%	Insurance Brokers	3,277,221	3,249,274	3,011,753
Intelsat Jackson Holdings S.A.	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 7/13/2022	6.50%	Alternative Carriers	398,251	328,422	414,511	(5)
LTI Holdings, Inc.	First Lien Term Loan, LIBOR+3.50% cash due 9/6/2025	3.65%	Electronic Components	1,386,341	1,100,748	1,294,496
MHE Intermediate Holdings, LLC	First Lien Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	4,101,250	4,058,056	3,991,747	(4)
MHE Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 3/8/2024	6.00%	Diversified Support Services	828,579	818,379	806,456	(4)
Total MHE Intermediate Holdings, LLC				4,929,829	4,876,435	4,798,203
MRI Software LLC	First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%	Application Software	1,614,980	1,601,301	1,575,954	(4)
MRI Software LLC	First Lien Revolver, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(1,429)	(3,454)	(4)(5)
MRI Software LLC	First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026		Application Software	—	(763)	(1,568)	(4)(5)
Total MRI Software LLC				1,614,980	1,599,109	1,570,932
Navicure, Inc.	First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%	Health Care Technology	3,980,000	3,960,100	3,899,584
Northern Star Industries Inc.	First Lien Term Loan, LIBOR+4.75% cash due 3/31/2025	5.75%	Electrical Components & Equipment	5,362,500	5,345,242	5,121,188
Northwest Fiber, LLC	First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%	Integrated Telecommunication Services	985,530	950,121	986,762	(4)
Novetta Solutions, LLC	First Lien Term Loan, LIBOR+5.00% cash due 10/17/2022	6.00%	Application Software	5,807,651	5,770,724	5,706,017

Portfolio Company	Investment Type	Cash Interest Rate (1)(2)	Industry	Principal	Cost	Fair Value (3)	Notes
OEConnection LLC	First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%	Application Software	$3,727,256	$3,709,171	$3,685,325	(4)
OEConnection LLC	First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026		Application Software	—	(1,048)	(2,654)	(4)(5)
Total OEConnection LLC				3,727,256	3,708,123	3,682,671
Olaplex, Inc.	First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%	Personal Products	2,962,500	2,910,467	2,962,500	(4)
Olaplex, Inc.	First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%	Personal Products	162,000	156,467	162,000	(4)(5)
Total Olaplex, Inc.				3,124,500	3,066,934	3,124,500
Sabert Corporation	First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%	Metal & Glass Containers	1,885,500	1,866,645	1,860,366	(4)
SHO Holding I Corporation	First Lien Term Loan, LIBOR+3.00% cash PIK 2.25% due 4/27/2024	4.00%	Footwear	6,239,067	6,212,276	4,382,944
Signify Health, LLC	First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%	Health Care Services	5,850,000	5,813,914	5,645,250	(4)
Sunshine Luxembourg VII SARL	First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%	Personal Products	6,451,250	6,418,993	6,427,573
Supermoose Borrower, LLC	First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%	Application Software	2,878,863	2,692,385	2,595,483	(4)
Surgery Center Holdings, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%	Health Care Facilities	4,961,637	4,942,580	4,690,806
Tribe Buyer LLC	First Lien Term Loan, LIBOR+4.50% cash due 2/16/2024	5.50%	Human Resource & Employment Services	1,616,127	1,613,862	1,224,798
UFC Holdings, LLC	First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%	Movies & Entertainment	1,557,649	1,540,707	1,534,775	(4)
Verscend Holding Corp.	First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%	Health Care Technology	1,733,723	1,720,364	1,722,238	(4)
VM Consolidated, Inc.	First Lien Term Loan, LIBOR+3.25% cash due 2/28/2025	3.40%	Data Processing & Outsourced Services	4,771,728	4,756,892	4,682,258
Windstream Services II, LLC	First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%	Integrated Telecommunication Services	4,987,500	4,788,469	4,839,970	(4)
WP CPP Holdings, LLC	Second Lien Term Loan, LIBOR+7.75% cash due 4/30/2026	8.75%	Aerospace & Defense	3,000,000	2,978,243	2,340,000	(4)
Total Portfolio Investments				$143,138,964	$140,599,644	$130,760,749
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
(4) This investment was held by both us and the OCSI Glick JV as of September 30, 2020.
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

The cost and fair value of our aggregate investment in the OCSI Glick JV was $71.2 million and $53.4 million, respectively, as of December 31, 2020 and $72.2 million and $49.4 million, respectively, as of September 30, 2020. We and GF Debt Funding amended the Subordinated Notes during the year ended September 30, 2020 to (1) decrease the interest rate to 1-month LIBOR plus 4.5% per annum, (2) extend the maturity date from October 20, 2021 to October 20, 2028 and (3) provide that the Subordinated Notes would not pay interest on its previously scheduled April 15, 2020, July 15, 2020, October 15, 2020 or January 15, 2021 coupon dates. For the three months ended December 31, 2020, our investment in the Subordinated Notes was on cash non-accrual status and no interest income was earned on our investment in the Subordinated Notes. For the three months ended December 31, 2019, we earned interest income of $1.4 million on our investment in the Subordinated Notes. We did not earn any dividend income for the three months ended December 31, 2020 and 2019 with respect to our investment in the LLC equity interests of the OCSI Glick JV. The LLC equity interests of the OCSI Glick JV are income producing to the extent there is residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for the OCSI Glick JV as of December 31, 2020 and September 30, 2020 and for the three months ended December 31, 2020 and 2019:

	December 31, 2020	September 30, 2020
Selected Balance Sheet Information:
Investments at fair value (cost December 31, 2020: $144,736,044; cost September 30, 2020: $140,599,644)	$142,427,067	$130,760,749
Cash and cash equivalents	8,848,707	3,574,960
Restricted cash	1,295,940	1,106,829
Other assets	1,516,143	2,475,078
Total assets	$154,087,857	$137,917,616

Senior credit facility payable	$78,681,939	$80,681,939
Subordinated Notes payable at fair value (proceeds December 31, 2020: $73,194,913; proceeds September 30, 2020: $74,337,772)	60,967,686	56,469,250
Other liabilities	14,438,232	766,427
Total liabilities	$154,087,857	$137,917,616
Members' equity	—	—
Total liabilities and members' equity	$154,087,857	$137,917,616

	Three months ended December 31, 2020	Three months ended December 31, 2019
Selected Statements of Operations Information:
Interest income	$2,050,929	$2,857,253
Fee income	55,472	27,710
Total investment income	2,106,401	2,884,963
Interest expense	663,949	2,702,956
Other expenses	27,205	67,268
Total expenses (1)	691,154	2,770,224
Net unrealized appreciation (depreciation)	1,888,623	529,458
Realized gain (loss)	(3,303,870)	(644,197)
Net income (loss)	$—	$—
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
During the three months ended December 31, 2020 and 2019, we did not sell any debt investments to the OCSI Glick JV.

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
Comparison of Three Months Ended December 31, 2020 and December 31, 2019
Total Investment Income
Total investment income includes interest on our investments, fee income and dividend income.
Total investment income for the three months ended December 31, 2020 and 2019 was $9.0 million and $11.6 million, respectively. For the three months ended December 31, 2020, this amount primarily consisted of $8.8 million of interest income from portfolio investments (which included $1.1 million of PIK interest) and $0.2 million of fee income. For the three months ended December 31, 2019, this amount consisted of $11.2 million of interest income from portfolio investments and $0.4 million of fee income. The decrease of $2.6 million in our total investment income for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, was primarily due to a $2.4 million decrease in interest income, which was the result of our investment in the OCSI Glick JV being on cash non-accrual status and a smaller overall portfolio size, and a $0.2 million decrease in fee income, which was attributable to lower amendment fees earned.
Expenses
Net expenses (expenses net of fee waivers) for the three months ended December 31, 2020 and 2019 were $5.0 million and $6.9 million, respectively. The decrease of $1.9 million in our net expenses for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, was primarily due to a $1.3 million decrease in interest expense resulting from decreases in LIBOR and lower outstanding borrowings, a $0.9 million decrease in Part I incentives fees (net of waivers), which was attributable to lower pre-incentive fee net investment income, and a $0.2 million decrease in management fees due to a smaller overall portfolio size, partially offset by a $0.6 million increase in professional fees, general and administrative expenses and administrator expenses resulting from our proposed merger with OCSL.
Net Investment Income
As a result of the $2.6 million decrease in total investment income and the $1.9 million decrease in net expenses, net investment income for the three months ended December 31, 2020 decreased by approximately $0.7 million, as compared to the three months ended December 31, 2019.
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
During each of the three months ended December 31, 2020 and 2019, we recorded net realized losses of $0.5 million in connection with the exit of various investments. See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation” in the notes to the accompanying Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2020 and 2019.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation or depreciation is the net change in fair value of our investments and foreign currency during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
For the three months ended December 31, 2020 and 2019, we recorded net unrealized appreciation of $10.5 million and $1.9 million, respectively. For the three months ended December 31, 2020, this consisted of $10.0 million of unrealized appreciation on debt investments and $1.1 million of net unrealized appreciation from exited investments (a portion of which resulted in a reclassification to realized losses), offset by $0.6 million of net unrealized depreciation on equity investments. For the three months ended December 31, 2019, this consisted of $1.9 million of unrealized appreciation of debt investments and $0.2 million of net unrealized appreciation related to exited investments (a portion of which resulted in a reclassification to realized losses), offset by $0.2 million of unrealized depreciation on foreign currency forward contracts.
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
Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. At a special meeting of our stockholders held on July 10, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us effective as of July 11, 2018.  As a result of the effectiveness of the 150% reduced asset coverage requirements, we can incur $2 of debt for each $1 of equity as compared to $1 of debt for each $1 of equity. As of December 31, 2020, our debt to equity ratio was 0.91x. Under current market conditions, we generally expect to target a debt to equity ratio of 1.00x to 1.40x (i.e., one dollar of equity for each $1.00 to $1.40 of debt outstanding). As of December 31, 2020, we had $252.8 million in senior securities outstanding and our asset coverage ratio was 209.4%.
For the three months ended December 31, 2020, we experienced a net decrease in cash and cash equivalents and restricted cash of $11.6 million. During that period, $7.6 million of cash was provided by operating activities, primarily consisting of $34.3 million of principal payments and proceeds from the sale of investments, the cash activities related to $4.0 million of net investment income and an increase in net payables from unsettled transactions of $19.3 million, partially offset by cash used to fund $41.5 million of investments and a $6.9 million increase in other assets. During the same period, cash used in financing activities was $19.1 million, primarily consisting of $10.9 million of secured borrowings repayments, $3.9 million of net repayments under our credit facilities and $4.2 million of cash distributions paid to our stockholders.
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
As of December 31, 2020, we had $17.9 million of cash and cash equivalents (including $4.3 million of restricted cash), portfolio investments (at fair value) of $521.0 million, $1.8 million of interest, dividends and fees receivable, $87.2 million of undrawn capacity under our credit facilities (subject to borrowing base and other limitations), $15.6 million of net payables from unsettled transactions, $252.8 million of borrowings outstanding under our revolving credit facilities and unfunded commitments of $47.1 million. Pursuant to the terms of the Citibank Facility (as defined below), we were restricted in terms of access to $2.1 million of cash until the occurrence of the periodic distribution dates and, in connection therewith, our submission of our required periodic reporting schedules and verifications of our compliance with the terms of the credit agreement. As of December 31, 2020, $1.9 million of cash was restricted due to the obligation to pay interest under the terms of the Deutsche Bank Facility (as defined below), and $0.3 million was held at U.S. Bank National Association as collateral in connection with the ISDA Master Agreement with JPMorgan Chase Bank N.A. As of December 31, 2020, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
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

Significant Capital Transactions
The following table reflects the quarterly distributions per share that we have paid, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2018:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
November 19, 2018	December 17, 2018	December 28, 2018	$0.155	$4,513,238	6,888	$54,111
February 1, 2019	March 15, 2019	March 29, 2019	0.155	4,516,806	6,187	50,543
May 3, 2019	June 14, 2019	June 28, 2019	0.155	4,514,262	6,314	53,088
August 2, 2019	September 13, 2019	September 30, 2019	0.155	4,510,023	6,961	57,325
November 12, 2019	December 13, 2019	December 31, 2019	0.155	4,503,016	7,793	64,334
January 31, 2020	March 13, 2020	March 31, 2020	0.155	4,489,700	14,852	77,648
April 30, 2020	June 15, 2020	June 30, 2020	0.125	3,589,622	14,977	93,725
July 31, 2020	September 15, 2020	September 30, 2020	0.125	3,627,206	8,490	56,141
November 13, 2020	December 15, 2020	December 31, 2020	0.145	4,165,973	13,754	106,708
______________
(1) Shares were purchased on the open market and distributed.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness.
Citibank Facility
As of December 31, 2020 and September 30, 2020, we were able to borrow $180 million (subject to borrowing base and other limitations) under a revolving credit facility with us, as collateral manager, OCSI Senior Funding II LLC, our wholly-owned, special purpose financing subsidiary, as borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and Wells Fargo Bank, N.A., as collateral agent, or the Citibank Facility. As of December 31, 2020, the reinvestment period under the Citibank Facility is scheduled to expire on July 19, 2021 and the maturity date for the Citibank Facility is July 18, 2023.
As of December 31, 2020, borrowings under the Citibank Facility are subject to certain customary advance rates and accrue interest at a rate equal to LIBOR plus 1.70% per annum on broadly syndicated loans and LIBOR plus 2.25% per annum on all other eligible loans during the reinvestment period. Following termination of the reinvestment period, borrowings under the Citibank Facility will accrue interest at rates equal to LIBOR plus 3.50% per annum during the first year after the reinvestment period and LIBOR plus 4.00% per annum during the subsequent two years, respectively. In addition, as of December 31, 2020, for the duration of the reinvestment period there is a non-usage fee payable of 0.50% per annum on the undrawn amount under the Citibank Facility. As of December 31, 2020, the minimum asset coverage ratio applicable to us under the Citibank Facility is 150% as determined in accordance with the requirements of the Investment Company Act.
As of December 31, 2020 and September 30, 2020, we had $121.1 million and $119.1 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.223% and 3.878% for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, we recorded interest expense (inclusive of fees) of $0.9 million and $1.4 million, respectively, related to the Citibank Facility.
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
As of December 31, 2020, (a) OCSI Senior Funding Ltd. may request drawdowns under the under the Deutsche Bank Facility until September 30, 2021 (the "revolving period") unless there is an earlier termination or event of default, (b) the maturity date of the Deutsche Bank Facility is the earliest of March 30, 2022, the occurrence of an event of default or completion of a securitization transaction, (c) the size of the Deutsche Bank Facility is $160 million (subject to borrowing base and other limitations) and (d) the interest rate is three-month LIBOR plus 2.65% through September 30, 2021, following which the interest rate will reset to three-month LIBOR plus 2.80% for the remaining term of the Deutsche Bank Facility, in each case with a 0.25% LIBOR floor. There is a non-usage fee of 0.50% per annum payable on the undrawn amount under the Deutsche Bank Facility, and, as of December 31, 2020, a minimum utilization fee should the drawn amount under the Deutsche Bank Facility fall below 80%.
As of December 31, 2020, the Deutsche Bank Facility included a waiver period (which extended through January 3, 2021) during which the facility agent was restricted from revaluing certain collateral obligations where the change in valuation was caused by or resulted from a business disruption due primarily to the COVID-19 pandemic.

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
As of December 31, 2020 and September 30, 2020, we had $131.7 million and $137.6 million outstanding under the Deutsche Bank Facility, respectively. For the three months ended December 31, 2020 and 2019, our borrowings under the Deutsche Bank Facility bore interest at a weighted average interest rate of 2.967% and 4.127%, respectively. For the three months ended December 31, 2020 and 2019, we recorded interest expense (inclusive of fees) of $1.2 million and $1.8 million, respectively.
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
As of each of December 31, 2020 and September 30, 2020, we had no borrowings outstanding under the East West Bank Facility. For the three months ended December 31, 2019, our borrowings under the East West Bank Facility bore interest at a weighted average interest rate of 4.799%. For the three months ended December 31, 2019, we recorded interest expense (inclusive of fees) of $0.2 million related to the East West Bank Facility.
Secured Borrowings
As of December 31, 2020, we did not have any secured borrowings outstanding. As of September 30, 2020, we had $10.9 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 60 days of the trade date. For the three months ended December 31, 2020, we recorded less than $0.1 million of interest expense in connection with secured borrowings. For the three months ended December 31, 2019, we did not incur interest expense in connection with secured borrowings. Our secured borrowings bore interest at a weighted average rate of 3.34% for the three months ended December 31, 2020.

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2020 and September 30, 2020, our only off-balance sheet arrangements consisted of $47.1 million and $33.7 million, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components and Subordinated Notes and LLC equity interests of the OCSI Glick JV) as of December 31, 2020 and September 30, 2020 is shown in the table below:

	December 31, 2020	September 30, 2020
OCSI Glick JV LLC (1)	$13,998,029	$13,998,029
MHE Intermediate Holdings, LLC	5,254,516	5,254,516
Athenex, Inc.	3,987,611	5,316,815
Thrasio, LLC	3,784,502	—
Jazz Acquisition, Inc.	3,678,000	—
FFI Holdings I Corp	3,671,200	—
Latam Airlines Group S.A.	2,951,000	—
MRI Software LLC	2,435,062	2,721,132
NeuAG, LLC	1,059,000	1,059,000
ADB Companies, LLC	1,000,000	—
Olaplex, Inc.	972,004	486,000
Mindbody, Inc.	952,381	952,381
Ardonagh Midco 3 PLC	835,267	1,002,320
Accupac, Inc.	716,984	716,984
Apptio, Inc.	692,308	692,308
Coyote Buyer, LLC	391,267	391,267
Telestream Holdings Corporation	342,000	—
Immucor, Inc.	189,438	189,438
Ministry Brands, LLC	100,000	42,500
GKD Index Partners, LLC	88,889	88,889
OEConnection LLC	30,357	501,353
iCIMs, Inc.	—	294,118
Total	$47,129,815	$33,707,050
 ___________
(1) This investment was on cash non-accrual status as of December 31, 2020 and September 30, 2020.
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the Citibank Facility, the Deutsche Bank Facility and Secured Borrowings:

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of December 31, 2020	Weighted average debt outstanding for the three months ended December 31, 2020	Maximum debt outstanding for the three months ended December 31, 2020
Citibank Facility	$119,056,800	$121,056,800	$120,904,625	$121,056,800
Deutsche Bank Facility	137,600,000	131,700,000	134,382,609	137,600,000
Secured borrowings	10,929,578	—	3,723,441	10,929,578
Total debt	$267,586,378	$252,756,800	$259,010,675

The following table reflects our contractual obligations arising from the Citibank Facility and Deutsche Bank Facility:

	Payments due by period as of December 31, 2020
	Total	< 1 year	1-3 years	3-5 years
Citibank Facility	$121,056,800	$—	$121,056,800	$—
Interest due on Citibank Facility	6,794,698	2,669,607	4,125,091	—
Deutsche Bank Facility	131,700,000	—	131,700,000	—
Interest due on Deutsche Bank Facility	4,750,581	3,819,300	931,281	—
Total	$264,302,079	$6,488,907	$257,813,172	$—

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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any) determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2019 and 2020. We may incur a federal excise tax in future years.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2020, our last tax year end.

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
Recent Developments
Stockholder Meetings
On January 19, 2021, OCSL filed an amended registration statement on Form N-14, which included a joint proxy statement of OCSL and us and OCSL’s prospectus. The registration statement on Form N-14 was declared effective by the SEC on January 21, 2021. On January 21, 2021, we filed our final joint proxy statement/prospectus with the SEC, which was mailed on or about January 21, 2021 to our stockholders of record as of January 19, 2021. Our special meeting of stockholders and OCSL’s annual meeting of stockholders are both scheduled for March 15, 2021 to vote on the matters described in the joint proxy statement/prospectus as required by the Merger Agreement.
Distribution Declaration
On January 29, 2021, our Board of Directors declared a quarterly distribution of $0.155 per share, payable in cash on February 26, 2021 to stockholders of record on February 12, 2021.

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
As of December 31, 2020, 97.9% of our debt investment portfolio (at fair value) and 98.1% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2020, 98.1% of our debt investment portfolio (at fair value) and 98.3% of our debt portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2020 and September 30, 2020 was as follows:

	December 31, 2020		September 30, 2020
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$194,720,479	38.33%	$202,763,547	41.34%
>0% and <1%	21,721,967	4.28	15,410,808	3.14
1%	276,663,532	54.47	257,823,936	52.56
>1%	14,808,803	2.92	14,508,599	2.96
Total Floating Rate Investments	$507,914,781	100.00%	$490,506,890	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels on increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$9,221,445	$(6,318,920)	$2,902,525
200	6,865,817	(5,055,136)	1,810,681
150	4,510,189	(3,791,352)	718,837
100	2,178,045	(2,527,568)	(349,523)
50	725,186	(1,263,784)	(538,598)
The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$17,890,088	$—	$26,717,032	$—
LIBOR:
30 day	295,216,058	—	280,596,064	—
60 day	8,272,500	—	6,346,250	—
90 day	189,060,223	252,756,800	183,287,520	256,656,800
180 day	28,551,317	—	43,070,281	—
360 day	8,200,295	—	8,289,847	—
EURIBOR:
180 day	587,304	—	562,872	—
UK LIBOR:
180 day	5,283,417	—	4,870,718	—
Fixed rate	10,988,222	—	9,659,018	10,929,578
Total	$564,049,424	$252,756,800	$563,399,602	$267,586,378

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

2.1^	Agreement and Plan of Merger among the Registrant, Oaktree Specialty Lending Corporation, Lion Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of October 28, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).
10.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement by and among the Registrant, as collateral manager, OCSI Senior Funding II LLC, as borrower, and Citibank, N.A., as administrative agent and sole lender, dated as of October 27, 2020 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).
10.2	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of October 27, 2020, among OCSI Senior Funding Ltd., as borrower, the Registrant, as servicer, and Deutsche Bank AG, New York Branch, as facility agent and as a committed lender (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on October 29, 2020).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
^	Exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Armen Panossian
Armen Panossian
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: February 3, 2021